Form 10-Q
period 1995-09-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1995-11-16
CIK 793044

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1995

                           Commission File No. 0-17436

                      LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

         Colorado                                      84-1034868
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                    5325 South Valley View Boulevard, Suite 10
                            Las Vegas, Nevada 89118
                    ------------------------------------------
                     (Address of Principal Executive Offices)

                                  (702) 798-7777
                 ----------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 5,319,008 shares of the Registrant's no par value Common Stock outstanding as of September 30, 1995.

(LVDG93095.10Q)

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX

Part I:  Financial Information                                   Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3

         Unaudited Condensed Consolidated Statements of Income       5

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                                  6

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8

Part II: Other Information

Item 1.  Legal Proceedings                                          10

Item 2.  Changes in Securities                                      10

Item 3.  Defaults Upon Senior Securities                            10

Item 4.  Submission of Matters to a Vote of
         Security Holders                                           10

Item 5.  Other Information                                          10

Item 6.  Exhibits and Reports on Form 8-K                           10

Signatures                                                          11

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                September 30,   December 31,
                                                     1995           1994
CURRENT ASSETS:
  Cash and cash equivalents                       $   626,000     $3,586,000
  Accounts receivable from franchises, net            495,000        569,000
  Accounts receivable - lease termination           3,260,000              0
  Inventories                                       2,086,000      1,256,000
  Prepaid expenses and other                          118,000        101,000
    Total current assets                            6,585,000      5,512,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                         636,000        975,000

OTHER ASSETS                                          665,000        297,000

                                                   $7,886,000     $6,784,000

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,   December 31,
                                                      1995           1994
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $2,263,000      $1,060,000
  Deferred franchise fees                             150,000         120,000
    Total current liabilities                       2,413,000       1,180,000

NOTE PAYABLE TO SHAREHOLDER                           478,000         618,000

DEFERRED INCOME TAX LIABILITY                         743,000         743,000

MINORITY INTEREST                                   1,269,000       1,319,000

STOCKHOLDERS' EQUITY:
  Convertible, preferred stock, Series A,
    no par value: authorized-5,000.00
    shares; issued and outstanding-
    512,799 shares                                      5,000           5,000
  Common stock, no par value: authorized-
    15,000,000 shares, issued and
    outstanding-5,319,008 shares                    3,871,000       3,871,000
  Accumulated deficit                                (893,000)       (952,000)
    Total stockholders' equity                      2,983,000       2,924,000

                                                   $7,886,000      $6,784,000

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                     1995       1994        1995       1994
REVENUES:
 Net merchandise sales            $2,916,000 $1,865,000  $8,378,000 $4,908,000
 Franchise fees                       40,000          0     165,000    257,000
 Royalties                           326,000    350,000     920,000    952,000
 Other                                92,000     66,000     169,000    224,000

   Total revenues                  3,374,000  2,281,000   9,632,000  6,341,000

EXPENSES:
 Cost of sales                     2,180,000  1,452,000   6,698,000  3,859,000
 Selling, general and
   administrative                  1,112,000    721,000   2,925,000  2,169,000
Total expenses                     3,292,000  2,173,000   9,623,000  6,028,000

INCOME BEFORE PROVISION FOR
  INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEM              82,000    108,000       9,000    313,000

PROVISION FOR INCOME TAXES                 0     43,000           0    105,000

INCOME BEFORE MINORITY INTEREST
  AND EXTRAORDINARY ITEM              82,000     65,000       9,000    208,000

MINORITY INTEREST                     (1,000)         0      50,000          0
INCOME BEFORE EXTRA ORDINARY
  ITEM                                81,000     65,000      59,000    208,000

EXTRAORDINARY ITEM-UTILIZATION
  OF OPERATING LOSS CARRY-
  FORWARD                                  0     43,000           0    105,000

NET INCOME                        $   81,000 $  108,000  $   59,000 $  313,000

INCOME PER COMMON SHARE:
  Operating                              .02        .01         .01        .04
  Extraordinary item                     .00        .01         .00        .02

                                  $      .02 $      .02  $      .01 $      .06

The accompanying notes are an integral part of these condensed consolidated financial statements.


          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine Months
                                                       Ended September 30,
                                                        1995       1994
CASH FLOWS FROM OPERATING ACTIVATES:
  Net income                                        $    59,000  $ 313,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest                                 (50,000)         0
      Depreciation and amortization                      35,000     68,000

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           74,000    (88,000)
    Increase in accounts receivable-lease
      termination                                    (2,484,000)         0
    (Increase) decrease in inventory                   (830,000)   328,000
    Increase in prepaid expenses and other              (17,000)  (441,000)
    Increase in other assets                           (617,000)         0
    Increase in accounts payable                      1,206,000    114,000
    Increase in deferred franchise fees                  30,000     25,000
Net cash provided (used) by operating activities     (2,594,000)   319,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (250,000)    (9,000)

(Increase) decrease in other assets                      24,000    (30,000)
Net cash flows used by investing activities            (226,000)   (39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on debt                                      (140,000)  (223,000)
  Increases in long-term debt                                 0    520,000
  Net borrowings from line of credit                          0   (502,000)
Net cash used by financing activities                  (140,000)  (205,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (2,960,000)    75,000

CASH AND CASH EQUIVALENTS-
  Beginning of period                                 3,586,000    245,000

CASH AND CASH EQUIVALENTS -
  End of period                                     $   626,000  $ 320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.


       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2. STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of nine months or less to be cash equivalents.

Supplemental disclosures of cash flow information:

Cash paid during the nine months ended:

                                                         September 30,
                                                        1995       1994
Interest                                               $     0    $ 48,000

Income taxes                                           $ 1,000    $      0

Non cash investing and financing activities:  None

NOTE 3.  RELATED PARTY TRANSACTIONS

Las Vegas Retail - related party purchases inventory at cost from the Company.

Such purchases amounted to $294,000 and $514,000 for the nine months ended September 30, 1995 and 1994, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OEPRATIONS.

SEASONALITY

Las Vegas Discount Golf & Tennis, Inc.'s (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

During the nine months ended September 30, 1995, the Company had net income of $59,000 as compared to net income of $313,000 for the same period in 1994. Total revenues for the first nine months of 1995 increased by approximately 52% as compared to the same period in 1994. The increase in revenues was primarily attributable to a 71% increase in retail sales of Company owned stores. Royalty revenue decreased slightly (3%) in 1995 as compared to the same period in 1994. Since franchise fees are recognized when the applicable franchised store is opened, the decrease in franchise fees reflects a decrease in the number of stores opened during the first nine months of 1995 as compared to the first nine months of 1994. There were four franchise stores under development at October 31, 1995.

Although royalties decreased from $952,000 in the nine months ended September 30, 1994 to $920,000 in the nine months ended September 30, 1995, the Company's same store sales actually increased approximately twelve percent (12%) during the same period.

Cost of Sales as percentage of merchandise sales increased from 79% in 1994 to 80% in 1995, reflecting consistency in company profit margins.

Selling, general and administrative expenses increased by $756,000 (35%) in 1995 as compared to 1994, primarily as a result of higher salaries and administrative expenses related to franchise sales and increases in advertising, depreciation, shareholder relations, travel and insurance. In addition, approximately $456,000 of the increase was attributable to the expenses of operating stores in Encino and Westwood, California as Company owned stores during the third quarter of 1995.

In September 1994, Saint Andrews Golf Corporation ("SAGC") entered into a ground lease for an approximately 33 acre parcel of land located in Las Vegas, Nevada for the development of the All-American SportPark. The lease contained a provision allowing the landlord to terminate the lease on 30 days' notice prior to completion of construction under certain circumstances, including a sale by the landlord of the property covered by the lease. During June 1995, SAGC was notified that the landlord was selling the property and therefore the lease would be terminated. The lease contains a provision requiring reimbursement for certain specified expenses up to $3,500,000 and SAGC has submitted a claim to the landlord for reimbursement. Management anticipates approximately $3,000,000 will be reimbursed. Payment on the claim was due on August 20, 1995. It is possible that SAGC may not be fully compensated for its investment in the SportPark. However, negotiations are underway and the reimbursement is believed to be collectible.

Based on the above, the Company's Balance Sheet includes a line item under Current Assets for "Accounts Receivable-Lease Termination" in the amount of $3,260,000 which includes the $3,000,000 expenditure for which reimbursement is expected and a $260,000 refundable deposit.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

During the quarter ended September 30, 1995, the Company had a net income of $81,000 as compared to a net income of $108,000 for the same period in 1994. Total revenues for the quarter ended September 30, 1995 increased by $1,093,000 (48%) as compared to the same period in 1994. The increase in revenues was primarily attributable to a $1,051,000 increase in merchandise sales coupled with a $42,000 net increase in all other revenue categories. Since franchise fees are recognized when the applicable franchise store is opened, the increase in franchise fees reflects an increase in the number of stores opened in the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994.

Royalties declined $24,000 or 7% in the third quarter to $326,000, reflecting eight fewer franchise stores in operation this year compared to 1994. Stores in operation reported an average increase in sales of 12% during the period, which partially offset the impact on royalties from fewer stores.

Cost of Sales as a percentage of merchandise sales decreased from 78% in 1994 to 75% in 1995 as a result of a shift in product mix to items with higher average profit margins.

Selling, general and administrative expenses increased by $391,000 (54%) in 1995 as compared to 1994, primarily attributable to the expenses of operating the two new company owned stores in Encino and Westwood, California. In addition, there were small increases in salaries and administrative expenses related to franchise sales and increases in advertising, depreciation, shareholder relations, travel and insurance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of approximately 4,172,000 compared to $4,332,000 at December 31, 1994. The most significant use of working capital during 1995 has been for expenditures related to the All-American SportPark; however, due to the termination of the lease, these funds should be reimbursed to the SAGC. Any material delay in receiving these funds would adversely affect SAGC's ability to commence construction of its first All-American SportPark.

Working capital requirements are the greatest in the first and fourth quarters as the Company increase inventories to meet demands for the Spring and pre-Christmas seasons. Since certain Company Brands inventory items have a longer ordering cycle and will require the Company to stock increasing levels of such items as the demand of franchisees increases, the Company believes it will need greater working capital to finance inventory requirements.

Other uses of working capital have included leasehold improvements and other capital expenditures of $250,000 in 1995, as compared to $9,000 in 1994.

The Company does not expect to have any significant capital expenditures until such time as a new site is secured for the development of the SportPark.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not applicable.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                       LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
BY (SIGNATURE)                     /s/ Voss Boreta
(NAME AND TITLE)                   Voss Boreta, President and Chief
Financial Officer
(DATE)                             November 16, 1995

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically