Form 10KSB
period 1995-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1996-04-23
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1995

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from: _____ to _____

                         Commission File No. 0-17436

                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1034868
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                  5325 SOUTH VALLEY VIEW BOULEVARD, SUITE 10
                           LAS VEGAS, NEVADA  89118
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $13,560,000.

As of March 29, 1996, 5,319,008 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,820,000.

Documents incorporated by reference: NONE.

Transitional Small Business Disclosure Format (check one): Yes __   No X


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Las Vegas Discount Golf & Tennis, Inc. (the "Company") (1) owns and operates four retail golf stores; (2) sells golf and tennis merchandise to franchisees of its subsidiary (Saint Andrews Golf Corporation) and others; and
(3) owns two-thirds (2/3's) of the outstanding shares of common stock of Saint Andrews Golf Corporation ("Saint Andrews"). The Company's ownership of two-thirds of Saint Andrews represents the Company's largest asset and the financial results of Saint Andrews have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this Report contains much disclosure about Saint Andrews and its business, readers should keep in mind that Saint Andrews operates as a separate company with its own management. For further information on Saint Andrews, please see Saint Andrew's Form 10-KSB.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta as an affiliated store of the Company (the "Affiliated Store"), subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept through its Saint Andrews subsidiary and commenced the sale of franchises. As of April 1, 1996, the Saint Andrews subsidiary had 45 franchised stores in operation in 16 states and 2 foreign countries.

     Beginning in late 1989, the Company began to implement its business strategy of promoting retail sales at franchised stores rather than through mail order, and mail order sales declined. In July, 1990, the Company discon-tinued all direct mail order sales.

     In 1990, the Company opened its first company-owned store in Las Vegas which serves as a showcase and training center for franchisees. In 1993, the Company opened a second store in the Los Angeles, California area, and during 1995 the Company opened a store in the Westwood area of Los Angeles and a store in Encino, California.

     In addition to its ownership of two-thirds of Saint Andrews, the Company also has two wholly-owned subsidiaries -- Las Vegas Discount Golf & Tennis Rainbow, Inc. and Las Vegas Discount Golf & Tennis Development Corp., which operate the company-owned stores in Las Vegas, Nevada and Los Angeles, California, respectively. The new stores in the Westwood area of Los Angeles and in Encino, California are operated under Las Vegas Discount Golf & Tennis, Inc. Unless the context indicates otherwise, all references to the Company includes the business of Las Vegas Discount Golf & Tennis, Inc. and these wholly-owned subsidiaries from the dates of their organization.

     The Saint Andrews subsidiary operates the business of franchising "Las Vegas Discount Golf & Tennis" stores and has developed a concept for and is currently constructing a sports-oriented theme park, as describe below. Saint Andrews was a wholly-owned subsidiary of the Company until December 1994 when Saint Andrews completed an initial public offering of its securities. The net proceeds to Saint Andrews from this public offering were approximately $3,686,000.

     The Company is a Colorado corporation incorporated in March, 1986, under the name "La Jolla Capital Corporation", for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. The Company changed its name to "Laguna Capital Corporation" in May, 1986, and following the acquisition of Saint Andrews, changed its name to "Las Vegas Discount Golf & Tennis, Inc." in December, 1988.

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

                            BUSINESS OF THE COMPANY

MERCHANDISE

     The Company's products, available in its Company-owned retail stores and in the stores of the Saint Andrews franchisees, consist of a wide variety of golf and tennis equipment. Merchandise includes Company Brands which are available exclusively through the Company at the Company-owned retail stores and the stores of the Saint Andrews franchisees, as well as name brand merchandise. These products are generally offered at a discount from prices found in golf and tennis pro shops, sporting goods stores and other non-discount retail stores.

     Golf merchandise includes golf apparel, clubs, shoes, balls, bags and a range of accessories including caps, tees and golf instruction video tapes. The Company Brands are "St. Andrews", "Birdie Golf" and "Royal Scot", and the other brands are nationally known name brands and equipment such as Callaway, Spaulding, Wilson, Mac Gregor, Titleist, Taylor Made, Ping, Dunlop, Yamaha, and others.

     Tennis merchandise includes a selection of tennis equipment such as tennis rackets, apparel, balls, shoes and other miscellaneous items. Name brands include Wilson, Prince, Dunlop, Kennex, Head, Yamaha, Adidas, Fila and others.

     Company Brand products are generally lower priced to the consumer than competing name brand merchandise, although many of these products are manufactured to Company specifications by nationally known and other domestic and foreign manufacturers. Many of the Company Brands products carry the manufacturer's name as well as the Company's label. The Company believes that as a result of its catalogs, magazine advertisements, and the growth of the Saint Andrews franchise network, its Company Brands products have received consumer acceptance and that sales of Company Brands products enhance customer loyalty, as well as contributing to the overall profitability of the Company and franchisee.

     During 1995 and 1994, product sales to franchisees of the Company's
Saint Andrews subsidiary (of which approximately 90% represent Company Brand sales, since franchisees generally purchase most name brand merchandise directly from the manufacturer) represented approximately 12% and 30% of total revenues, respectively.

MARKETING AND DISTRIBUTION

     The Company's business is seasonal, with the heaviest sales at the retail level during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases.

     The Company believes that its existing warehouse space, which contains approximately 15,500 square feet, has the capacity to process merchandise for its existing level of business. The Company expects that it may be required to lease additional space at this location as new franchised stores open and believes such space is currently available.

     Because substantially all Company Brands merchandise is attempted to be shipped within 24 hours of receipt of an order, the Company does not have a significant backlog of orders. The Company offers returns on defective products and will provide a credit of the purchase price on other returns. To date, returns have been minimal.

INTERNET SITE

     On March 1, 1996, the Company and Saint Andrews established a home page on the World Wide Web which allows people to view information on certain of the Company's products on the computer and place orders directly from their computers. The web site address is http://www.lvgolf.com.

     The Company's home page/web site is also an information center to let people know about the Company and Saint Andrews. This site includes historical information about the Company, latest news releases and financial reports. It also provides information about the franchise opportunities and a list of current franchise locations.

PURCHASING OF MERCHANDISE AND INVENTORY

     Merchandise is obtained from numerous manufacturers, based on purchase orders for specific products and quantities. The Company does not have any long term supply agreements although certain suppliers of Company Brands merchandise require minimum purchase commitments. In addition, although certain suppliers of Company Brands merchandise have represented in excess of 10% of inventory purchases at various times and certain merchandise is currently obtained from only one supplier, the Company does not believe it is dependent on any one supplier and that there are alternate sources available.

     Although the Company has not experienced inabilities to obtain desired goods as a result of its discount retail practice, certain manufacturers of name brand products do prohibit the Company from advertising their products at a discounted price. There is no assurance that name brand manufacturers will supply the Company with merchandise as needed. Although the Company Brands have accounted for an increasing percentage of the Company's revenues and profitability, the Company believes it is important to continue to offer name brands for certain items.

     Approximately 50% of all inventory and approximately 75% of Company Brands merchandise is imported from overseas suppliers, primarily in the Far East. As a result, the Company's business could be affected by economic or political events affecting imports or by a major reduction in the value of the dollar in relation to the currency of the countries from which the goods are imported. In addition, overseas suppliers generally require a letter of credit to be posted for the entire purchase price.

     Company Brands merchandise purchased from overseas suppliers is generally delivered in approximately 90 to 100 days and is shipped to the Company's Las Vegas, Nevada warehouse. Products ordered from domestic manufacturers and/or distributors are normally delivered within 10 to 30 business days. Saint Andrews franchisees generally purchase certain brand name goods directly from domestic manufacturers.

     The Company oversees quality assurance and control of all overseas suppliers and manufacturers that provide products to the Company's specifications. To date, approximately 95% of the merchandise received from overseas sources has met the Company's specifications. For products manufactured in the U.S., the Company relies on the quality assurance and control of the major manufacturers and distributors with whom it does business. Any damaged merchandise is normally damaged in transit and is the carrier's responsibility. Inappropriately manufactured goods (goods which do not meet specifications) are the responsibility of the manufacturer.

     The Company uses a computerized inventory control system for the acquisition and control of inventories. The Company believes it is important to maintain adequate levels of inventory to satisfy needs of the Saint Andrews franchisees but not excessively high levels resulting in overstock inventory. Although merchandise is shipped throughout the year, inventory has been built up and is expected to continue to be higher than average immediately preceding the spring and Christmas seasons when larger volumes are demanded for delivery on a timely basis.

LAS VEGAS DISCOUNT GOLF & TENNIS CREDIT CARD

     During March 1996, the Company and Saint Andrews launched a program to offer Las Vegas Discount Golf & Tennis branded Visa credit cards. The Company believes that this will be a vehicle to create customer loyalty by giving the customer an incentive to return to the Company's corporate and franchisees stores each time they plan to purchase a golf or tennis related product. The Company selected Maryland Bank of North America (MBNA) to service the credit cards and coordinate the marketing of the credit cards.

     The launch of the credit card project included an initial direct mailing to over 200,000 prescreened preferred customers of the franchisees and corporate stores. This mailing was then followed up by telemarketing conducted by MBNA. All advertising done by the corporate or franchise stores that is generated by Saint Andrews' advertising department will include marketing of the credit card.

              BUSINESS OF THE COMPANY'S SAINT ANDREWS SUBSIDIARY

                            ALL-AMERICAN SPORTPARK

     Saint Andrews is currently developing plans for a family-oriented sports theme park named "All-American SportPark," which will be a live action sports entertainment complex that will feature a Major League Baseball Slugger Stadium, a Callaway Golf Country Club Driving Range, a NASCAR SpeedPark, a sports pavilion including a multi-purpose sports arena; and other features including food courts, meeting rooms, specialty retails areas, and space for special events.

     Saint Andrews is currently in negotiations with several parties concerning the location of the first site for the All-American SportPark. The most likely possibilities include Orange County, California and Las Vegas, Nevada, although Saint Andrews has had preliminary discussions concerning a number of other potential sites in the United States and overseas.

FEATURE ATTRACTIONS

     MAJOR LEAGUE BASEBALL "SLUGGER STADIUM." The Slugger Stadium will be a full size replica of a major league ballpark for batting and baseball training. Saint Andrews has been granted an exclusive license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, Saint Andrews also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, Saint Andrews's design is a full size stadium that replicates many of the features of a modern baseball stadium. Plans include 17 batter boxes and 17 on-deck circles. Batters will have the option of hitting hard or soft balls delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and the ball park in Arlington, Texas will be designed to challenge batters to hit the balls out of the park. To complete the Major League experience will be authentic turnstiles, classic ballpark food and beverage concessions, baseball memorabilia, electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes.

     CALLAWAY GOLF COUNTRY CLUB DRIVING RANGE, GOLF CLUBHOUSE AND TRAINING CENTER. Saint Andrews has a Concept Development/License Agreement with Callaway Golf Company whereby both companies will participate in the development of the Callaway Golf Country Club Driving Range. The range is expected to house 80 stations in a two-tiered format. The range is designed to have the appearance of an actual golf course with grass greens surrounded by sand traps and lakes as hitting targets. Pro-line equipment and popular brand name golf balls will be utilized. Plans also include a putting and chipping green and state-of-the-art training center. In addition to the driving range area there will be a 3,000-square foot golf center featuring company brand and pro-line merchandise, and a small area for offices.

     NASCAR SPEEDPARK. Saint Andrews has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone All-American NASCAR SpeedPark. The SpeedPark will include two tracks to accommodate three styles of racing: NASCAR, sprint and go-kart.
The go-kart track will be a 1,000 linear foot track for five horsepower go-karts designed for families and children 14 and under, and the other track will be a 450-foot oval track for nine horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks will be comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Pit Stop Challenge, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater Picnic Grounds and the NASCAR Retail Trailer Merchandising Experience.

     OTHER ATTRACTIONS. The SportPark will also include a sports pavilion with a multipurpose sports arena, food courts, meeting rooms, specialty retails areas, special events space and leased tenant facilities for food and beverage service, retail merchandize, video game and sports skill redemption games, and other possible ancillary businesses.

LEASE AGREEMENT

     Effective June 1, 1994, Saint Andrews entered into a ground lease for approximately a 33-acre parcel of land located in Las Vegas, Nevada for the development of Saint Andrews's first All-American SportPark. The lease had a fifteen-year term unless terminated earlier by the lessor pursuant to the agreement. The lease contained a provision allowing the landlord to terminate the lease on 30-days' notice prior to completion of construction under certain circumstances, including a sale by the landlord of the property covered by the lease. During June 1995, Saint Andrews was notified that the landlord was selling the property and therefore the lease would be terminated. The lease contains a provision requiring reimbursement for certain specified expenses up to $3,500,000 and Saint Andrews has submitted a claim to the landlord for reimbursement of expenses in excess of $3,500,000. Payment on the claim was due on August 20, 1995, however, as of this date no payment has been received.

     On February 27, 1996, Saint Andrews filed a complaint in District Court, Clark County, Nevada, against Gordon Gaming Corporation ("Gordon"), Saint Andrews which purchased the property from the initial landlord. When Gordon purchased the property, it assumed the obligations relating to the termination of the lease. The complaint seeks an unspecified amount of compensatory damages, punitive damages, attorneys fees and costs.

PROJECT MANAGEMENT

     During February 1995, Saint Andrews hired Harris Production Services ("Harris") as the overall project producer for ae Las Vegas All-American SportPark. Harris is a leader in the industry having been involved with the production of 25 Broadway shows, the MGM Grand Hotel and Casino's $41 million production show "EFX", Walt Disney's "Beauty and the Beast" show and the Starlight Express" Tour. Assisting Harris are three other national consultants: Becket and Associates (architectural and engineering); Ellerbe Becket, Inc. (design planning); and EME Entertainment Design (creative and conceptual designs, scripts and renderings). Becket and Associates have worked on such projects as the Iwerks Cinetropolic Entertainment Complex at the Foxwoods Hotel and Casino in Ledyard, Connecticut; Jack Kent Cooke Stadium in Washington, D.C.; America West Arena in Phoenix, Arizona; and Pauley Pavilion in Los Angeles, California. Ellerbe Becket, Inc. has played a major role in the design of the new Olympic Stadium in Atlanta, Georgia, and has also assisted in the design of Universal Studios and Animal Kingdom at Disney World in Orlando, Florida. EME Entertainment Design's projects include the Festival Fountain at the Forum Shops at Caesars Palace; the Holiday Inn Casino Boardwalk, IMAX Corp.; Universal Studios Tower; and Walt Disney Co.

AGREEMENT WITH ORACLE ONE PARTNERS, INC.

     Saint Andrews has entered into a letter agreement with Oracle One Partners, Inc. ("Oracle") whereby Oracle has been retained to assist Saint Andrews in obtaining corporate sponsorship for certain areas of the Sports Park including a license agreement from Major League Baseball for the Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since them. Saint Andrews is paying Oracle $4,000 a month and has agreed to pay Oracle 15% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. The Company paid Oracle $60,000 for its efforts in obtaining the exclusive license agreement with Major League Baseball. Saint Andrews recently issued options to a principal of Oracle to purchase 10,000 shares of Saint Andrews's Common Stock.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of Saint Andrews's Slugger Stadium concept. Saint Andrews obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return Saint Andrews will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium.

     Saint Andrews's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the Agreement.

LIABILITY INSURANCE

     Saint Andrews intends to purchase comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Saint Andrews has not obtained premium quotations for such insurance and there is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

         FRANCHISE BUSINESS OF THE COMPANY'S SAINT ANDREWS SUBSIDIARY

SUMMARY OF FRANCHISE STORE DEVELOPMENT

     Set forth below is a summary of the development of Saint Andrews' franchise stores during the past two years.

                                                     YEAR ENDED DECEMBER 31,
                                                      1995            1994

     Sold during the year, net                           8              11
     Opened during the year                              6               8
     Closed during the year                            (10)            (10)
     In operation at year-end                           50              54
     Sold but not in operation at year-end               2               3

     As of April 1, 1996, Saint Andrews had 45 stores in 16 states and 2 foreign countries in operation. Saint Andrews' also had two franchises under development pursuant to signed contracts. In addition, Vaso Boreta, the Company's President and Chairman of the Board, owns a store in Las Vegas, Nevada.

     Following is the geographical location of stores open or under development as of April 1, 1996, and where applicable, the year each store was opened:

ALABAMA
 Huntsville (1991)
 Foley*

ARIZONA
 Goodyear (1995)

CALIFORNIA
 Bakersfield (1991)
 Cerritos (1994)
 Costa Mesa (1992)
 Mission Viejo (1992)
 Orange (1992)
 Orange (1994)**
 Palm Desert (1994)
 San Mateo (1986)
 San Ramon (1993)
 Pasadena (1995)

COLORADO
 Broomfield (1991)
 Fort Collins (1990)
 Greeley (1993)
 Denver (1995)

FLORIDA
  Naples (1990)
  Plantation (1993)

GEORGIA
 Marietta (1992)

IDAHO
 Boise (1990)

MICHIGAN
 Canton (1989)
 Monroe (1996)

NEW JERSEY
 Cherry Hill (1994)

NEW YORK
 Albany (1985)
 White Plains (1986)

OREGON
 Bend (1992)

SOUTH CAROLINA
 Bluffton (1994)
 Myrtle Beach*

TENNESSEE
 Antioch (1991)

TEXAS
 Arlington (1993)
 Dallas (1988)
 Lewisville (1995)
 Ft. Worth (1995)

VIRGINIA
 Manassas (1993)
 Woodbridge (1995)

UTAH
 Layton (1994)
 Sunset (1994)

CANADA
 Calgary, Alberta
  (1984)
 S. Calgary, Alberta
  (1994)
 Coquitlam, British
  Columbia (1989)
 Kelowna, British
  Columbia (1991)
 Medicine Hat,
  Alberta (1993)
 Surrey, British
  Columbia (1990)
 Vancouver, British
  Columbia (1991)
 Victoria, British
  Columbia (1992)

MARIANA ISLANDS
 Saipan (1991)
____________________

 *   Under development.
**  St. Andrews Golf Center License.

DESCRIPTION OF FRANCHISE PROGRAM

     Saint Andrews' franchising business was originally started in 1984, involving the sale of franchises known as Las Vegas Discount Golf or Las Vegas Discount Golf & Tennis stores (collectively, "Las Vegas Discount Golf & Tennis"). The following discussion is a summary of the material rights and obligations of Saint Andrews and a franchisee under Saint Andrews' standard franchise agreement.

     Saint Andrews licenses to the franchisee the right to use the "Las Vegas Discount Golf & Tennis" trademark and other proprietary names and marks in a single store generally within a designated area ranging from five to 10 miles in radius. Franchisees may not relocate their store without Saint Andrews' permission.

     Saint Andrews, as franchisor, enforces a strict quality control program to promote the quality, service and maintenance of the store's appearance and image. Each franchisee is required to adhere to Saint Andrews' special standardized decor. Franchisees are required to devote their full time and energy to actual management and operation of the store, except as otherwise permitted by Saint Andrews.

     Generally, the franchise agreements are for a period of fifteen years and are renewable for varying periods of up to 15 years at the option of the franchisee if certain conditions are met. Franchise agreements do not give franchisees the right to unilaterally terminate. Saint Andrews has the right to unilaterally terminate the franchise under certain conditions such as bankruptcy or insolvency of the franchisee, or the franchisee's failure to comply with the terms of the franchise agreement. Franchises are transferrable only with the prior approval of Saint Andrews.

     Saint Andrews generally receives an initial non-refundable franchise fee of $40,000 upon execution of the franchise agreement. In addition, Saint Andrews receives a royalty which is normally 3% of the franchisee's gross sales, payable weekly. Saint Andrews has the right to audit sales reports to verify that such payments are correct. In 1994, Saint Andrews earned $1,271,000 in royalties and $303,000 in franchise fees. These amounts were $1,209,100 and $245,000, respectively, during 1995.

     The estimated cost of establishing a new Las Vegas Discount Golf & Tennis store is between $345,500 to $656,000. The components of the franchisee's initial investment are estimated to be as follows:

                                        MINIMUM              MAXIMUM

     Initial Franchise Fee*             $ 20,000             $40,000
     Opening and Grand Opening            15,000              15,000
     Business Premises                     5,000              12,000
     Tenant Improvements                  20,000              60,000
     Fixtures and Equipment               70,000             100,000
     Deposits                                500               3,000
     Insurance                             3,000              12,000
     Organizational Expenses               1,000               4,000
     Opening Inventory                   150,000             300,000
     Signage                               5,000              20,000
     Additional Funds                      1,000               5,000
     Labor and Payroll Taxes               5,000              10,000
     Working Capital                      50,000              75,000
                                        --------            --------

         Total                          $345,500            $656,000
__________________

* The initial fee is $40,000 for the first unit and $20,000 for each additional unit.

     Franchisees are not obligated to purchase inventories from Saint Andrews or its designated suppliers. However, all merchandise suppliers and vendors to a franchise must be approved by Saint Andrews. In addition, if a franchisee plans to purchase any inventories or services from sources other than Saint Andrews or previously approved sources, the franchisee is required to give Saint Andrews sufficient advance notice. The proposed suppliers' merchandise must conform to the standards and specifications for clothing, equipment, and accessories prescribed by Saint Andrews.

     Although franchisees are not required to purchase inventory from Saint Andrews, the Company is the only source available for certain private label merchandise marketed by it. The Company offers payment terms similar to those prevalent in the industry for purchases made directly from it.

SERVICES FOR FRANCHISEES

     Saint Andrews attempts to provide a good support program for its franchisees. As of April 1, 1996, Saint Andrews employed four field representatives and support personnel for franchise operations. Important programs include the following:

     FORMAL FRANCHISE TRAINING. Each franchisee receives two weeks extensive training at Saint Andrews' headquarters in Las Vegas, Nevada, in nearly all facets of the sports retailing business including product knowledge, merchandising techniques, cost and inventory control, computerized information systems and management skills. Classes are conducted by the Saint Andrews' management staff of skilled and experienced personnel. Franchisees and their staff are invited to attend additional training classes at no extra cost on an as-needed basis.

     IN-FIELD OPERATIONAL SUPPORT. On a regular basis, at least several times a year, all domestic franchisees receive regular visits and consultations by Company staff personnel. The objective is to provide across-the-board assistance to improve the overall business and profits of the franchise stores.

     PRODUCT INVENTORY. Pursuant to an August 1994 agreement with Saint Andrews, the Company maintains an inventory consisting primarily of Saint Andrews' private label golf and tennis merchandise in a 15,500 square foot multi-story warehouse at its headquarters. Distribution systems are in place to provide for 24-hour turnaround of most product requests by franchisees. This inventory back-up and product capability provides valuable merchandising support to franchises and a valuable service to their customers.

     EXCLUSIVE PRODUCT LINE. A diversified line of proprietary products manufactured to Saint Andrews' specifications by leading manufacturers in the world are made available to franchisees. These products are value priced and merchandised under the branded trade marks "St. Andrews", "Birdie Golf" and "Royal Scot". Product introductions in recent years include: high tech men's graphite perimeter-weighted irons and metalwoods; two-tone colored graphite shafts on matching irons and woods; extra length oversized boron-graphite shafts and compression molded graphite head drivers; and colored graphite shafted ladies clubs.

     PRO-LINE PRODUCTS. The Company has regularly assisted Saint Andrews' franchisees to obtain a broad selection of "pro-line" merchandise at attractive prices. Merchandise is regularly obtained from such names as Taylor Made, Callaway, Titleist, Spalding, McGregor, Wilson, Hogan, Ping, Cobra, Foot Joy, Etonic, Dunlop, Nike, Yamaha, Prince, and Head. Building upon long-standing relations and continuing support of the franchises, the Company has agreements with many pro-line suppliers to provide to the franchisees expanded product lines, attractive prices, and additional services for clubs, balls, shoes, apparel, accessories and tennis items.

     CATALOG AND ADVERTISING PROGRAMS. Historically, the Company prepared and distributed an extensive four-color product catalog in the Spring and Fall which was mailed to a select list of past customers in the trade area serviced by its franchisees. To reduce costs, the catalog was replaced in 1993 by a four-color mailer which is distributed by individual franchise stores. Saint Andrews continues to work with individual franchisees on mailers and advertising. Utilizing state-of-the-art computer graphics and reduced size, Saint Andrews is able to provide high image quality and low cost promotional material. These are prepared by the Company's Graphic Arts/Advertising Department, where graphic services are available throughout the year to all franchisees.

     TARGET FRANCHISE MARKETING PROGRAM. Company personnel work closely with real estate and demographic professionals to identify optimum locations for potential franchisees. Such locations are pre-selected and made available to prospective franchisees and/or Company personnel will prepare a special study of a geographical area for a prospective franchisee. Occasionally, Saint Andrews selects attractive sites for itself and then searches for a franchisee to develop the site.

     ACTIVE FRANCHISE PROMOTIONS. A nine-minute professionally prepared video tape describes Saint Andrews franchise story to potential franchisees. This tape and other Company video productions have been shown on various cable networks including CNBC and ESPN. Saint Andrews regularly advertises in "Golf Digest", "Golf Magazine", "Inc.", "Entrepreneur" and other sport and investment trade publications, and in various newspapers including "The Wall Street Journal" and "USA Today". Saint Andrews and its franchisees have been featured in local and national newspapers. Saint Andrews is active in promotion at various industry trade shows.

     SPECIAL FEATURES. In keeping with its commitment to provide a quality franchise product, Saint Andrews has introduced to its franchise network a number of innovations. These include a proprietary computer-based management information system owned by Saint Andrews which provides complete inventory and operational control, top-of-the-line modular standardized fixtures, and in 1991, a golf club repair center designed to build traffic and service customers. The golf club repair center is a 12-foot by 12-foot free standing fixture which is sold to the franchisees as part of the fixture package.

SAINT ANDREWS LOGO MERCHANDISE PROGRAM

     During 1993 Saint Andrews worked with a retail consulting firm to develop a comprehensive marketing program to exploit Saint Andrews' foundation of a multi-store sports retailer and its trademark based proprietary position with the Saint Andrews logos. This design is already included on business cards, corporate stationery and various miscellaneous items. Preliminary design work has been completed for over 150 separate items featuring the new logo. Emphasis has been on golf hard goods and a complete line of sports soft goods as well as items not directly tied to sports such as colognes, perfumes, ties, etc. Plans for an initial marketing roll-out program have been completed; however, the timing has not been set. These design and packaging features have not been included in Saint Andrew products to date because additional capital is required to manufacture prototypes, finalize the products and purchase initial inventory. Saint Andrews only has limited capital available for this purpose and at the current time Management's first priority has been to open the All-American SportPark.

     Saint Andrews has marketed a limited line of Saint Andrews products, mostly golf clubs, accessories and golf balls, on an exclusive basis through franchise stores. Saint Andrews plans to market the proposed new line of Saint Andrews products not only to franchise outlets but also to other wholesale and retail distribution channels and to provide a marketing support program as is normal in the trade. There are no assurances of the degree of success, if any, Saint Andrews will experience in this new business.

MARKETING

     In 1995, Saint Andrews had franchise royalty income of $1,209,100 and franchise fee income of $245,000. Management estimates that golf related items represent more than 90% of franchise system retail sales with the balance being primarily tennis related. Saint Andrews' marketing focus continues to emphasize sale of golf related merchandise through its existing franchise program. See "Franchise Business of the Company's Saint Andrews Subsidiary" above.

     Saint Andrews intends to roll-out a complete line of Saint Andrews merchandise, including both hard good and soft good lines. Management believes that the Saint Andrews name is generally considered in the trade as one of the most recognized names in golf. The objective of the Saint Andrews merchandise roll-out is to enable Saint Andrews to increase merchandise sales with proprietary products not only through its franchise system, but also to gain a share of the much larger sports apparel market. There is no assurance Saint Andrews will be successful in reaching its objective.

     Slugger Stadium is a unique baseball stadium concept that is expected to be expanded to other locations in the United States using the prototype installation at All-American SportPark as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include stand-alone sites at amusement parks, malls, other All-American SportParks and stand-alone sites. Target consumers include adults, softball players and little leaguers.

     Saint Andrews' marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the Slugger Stadium or driving range concepts beyond the first location in Las Vegas would require considerably more financial resources than Saint Andrews presently has and more management and human resources than presently exist at Saint Andrews.

COMPETITION

     SPORTPARK SEGMENT. Any SportParks built by Saint Andrews will compete with any other family/sports attractions in the city where the SportPark is located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. Saint Andrews will be relying on the combination of active user participation in the sports activities and competitive pricing to encourage visitors and patrons. There can be no assurance that Saint Andrews will be able to operate the park on a profitable basis.

     FRANCHISE BUSINESS SEGMENT. Saint Andrews' franchise sales operations compete with the operations of other companies which offer franchises for similar types of retail stores. Saint Andrews has identified five other companies which offer franchises for discount golf and tennis stores, at least two of which may be larger than Saint Andrews. Nevada Bob's Discount Golf & Tennis and Pro Golf Discount are Saint Andrews' largest competitors.

     Saint Andrews and its franchisees also compete with general sporting goods stores, especially discount stores such as Herman's and Oshman's, other discount golf and tennis stores such as the Nevada Bob's and Pro Golf Discount franchise stores described above, discount department stores such as K-Mart, catalog stores and other retailers. Saint Andrews believes that the greatest competition to its franchised retail stores comes from the other discount golf and tennis stores, the number of which has grown substantially in recent years.

     Saint Andrews and its franchisees also compete with entities engaged in the sale of similar merchandise by telephone and mail order sales. The largest telephone and mail order competitor which advertises through catalogs is Austad's, which is much larger and has greater financial resources than does Saint Andrews. Major competitors that advertise through national magazine advertisements are Nevada Bob's Discount Golf & Tennis and Edwin Watts.

     Principal competitive factors faced by Saint Andrews in connection with the sale of franchises include territory availability, availability of exclusive products, training and support, assistance in site selection and the initial investment required of a franchisee. Saint Andrews believes that the support, training and other assistance offered to potential franchisees is more responsive to the needs of franchisees than that provided by its competitors. In addition, Saint Andrews believes that the customized, integrated point of sale and management computer system which it has developed for its franchisees offers certain competitive advantages.

     Principal competitive factors faced by Saint Andrews and its franchisees in the sale of merchandise generally are price, quality, personal service, merchandise, convenience, and customer loyalty. Saint Andrews believes that the prices of the merchandise offered by franchisees is generally below those offered by non-discount retail outlets. Saint Andrews' franchisees offer top name-brand and quality private label merchandise, and Saint Andrews requires that its franchisees obtain Saint Andrews' approval on all merchandise to be sold to ensure the quality of the merchandise offered. The Company believes that it will be able to continue to assist the franchisees to obtain regular and close-out merchandise at attractive prices from name-brand manufacturers, but there is no assurance how long this will continue.

TRADE NAMES AND TRADEMARKS

     The trademarks "Las Vegas Discount Golf & Tennis" and "St. Andrews" on golf clubs and golf bags, are registered on the principal register of the United States Patent and Trademark Office as well as in Canada and in the State of Nevada. These trademarks have been licensed by the Company to Saint Andrews. Management of Saint Andrews also believes that it and/or the Company have developed proprietary rights to the names "Birdie Golf" and "Royal Scot", as well as variations of its registered trademarks. These names and marks are licensed to franchisees under franchise agreement provisions which strictly regulate their use.

     The Company has also filed "intent to use" trademark applications with regard to the "St. Andrews" name and related designs with respect to mens' and womens' clothing and certain golf equipment and accessories. Saint Andrews has also filed an "intent to use" trademark application for "All-American SportPark" and a related design and Slugger Stadium, and it intends to file a similar application for the "Saint Andrews" name.

     The Company and Saint Andrews intend to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade name and other proprietary names and marks could adversely affect the Saint Andrews' sales of franchises under such trade names and other proprietary names and marks. The Company knows of no current, materially infringing uses except for several golf catalogs which have recently included clothing items bearing the name of St. Andrews, and a company in Canada which is believed to be distributing a line of clothes that bears the St. Andrews name in various pro shops in Canada. The Company has recently advised the company in Canada that it is infringing on the Company's St. Andrews trademark (which is registered in Canada) and demanded that they cease using the trademark. The Canadian company has responded and stated that they have ceased production and distribution of this line of clothes, but the Company has not yet verified this information. With respect to the golf catalogs, the Company is currently investigating whether anyone else has filed for trademark protection in the United States for the name "St. Andrews" with respect to clothing. If they have, the Company intends to file objections to any such applications because the Company believes that it was the first to use the trademark with respect to clothing. Once this search is completed, the Company also intends to notify the catalogs that they are infringing on the Company's trademark rights. There is no assurance that the Company will be able to establish that it was the first to use St. Andrews on clothing in the United States. If it cannot, the Company will not have any trademark protection for the St. Andrews name with respect to clothing.

     Saint Andrews' Operations Manual provides operation, management and marketing guidelines for its franchise stores. The Operations Manual is the sole property of Saint Andrews but is available for use by a franchisee of Saint Andrews so long as the franchisee operates the store pursuant to the terms of the franchise agreement.

GOVERNMENTAL REGULATION

     Saint Andrews' franchising activities are subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises. Saint Andrews is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

     The FTC's Trade Regulation Rule on Franchising ("FTC Rule") requires Saint Andrews to furnish to all prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule. In addition, 15 states presently regulate the offer and sale of franchises in such states by laws requiring both disclosure to prospective franchisees and, in most cases, registration of the franchise offering with state authorities. Saint Andrews is currently registered to sell franchises in 15 of the 15 states which require registration.

     State laws which regulate the franchisor-franchisee relationship presently exist in at least 17 states and the District of Columbia. Such laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees in charges, royalties and fees. Such laws have not precluded Saint Andrews from seeking franchisees in a given area. Such laws also restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure and repurchase of inventory or other compensation.

     Saint Andrews is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the Company. The Company believes that its operations comply substantially with the FTC Rule and state franchise laws.

     At present, none of the foreign countries in which Saint Andrews has granted franchises directly regulate franchising activities except for the Province of Alberta in Canada, which has franchise requirements similar to those of many states in the U.S.

EMPLOYEES

     As of April 1, 1996, the Company employed a total of 5 persons on a full-time basis, and Saint Andrews employed a total of 24 persons on a full-time basis. None of the Company's or Saint Andrews' employees are represented by a union, and the Company and Saint Andrews believe that their employee relations are good.

FOREIGN OPERATIONS

     The Company has had only a limited amount of export sales. During the years ended December 31, 1995 and 1994, the Company had approximately $17,000 and $28,500, respectively, in export sales from continuing operations.

     Saint Andrews presently has franchise stores located in Canada and the Mariana Islands, and receives franchise fees and royalties from these stores. During the years ended December 31, 1995 and 1994, the Company received approximately $137,000 and $148,000, respectively, in fees and royalty revenue from foreign franchisees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 15,500 square feet of warehouse space and approximately 6,000 square feet of office space at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada, at an aggregate monthly rent of approximately $13,000 from its Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. The Company and Saint Andrews are presently using all of this space, and additional space is available at this location if needed for the Company's operations. The Company believes that the rent paid is comparable to that which it could obtain from an unaffiliated party.

     Saint Andrews uses approximately 3,000 square feet of the office space and pays 33% of the rent.

     During 1990, the Company opened a Company-owned store in Las Vegas, Nevada. This store is a "show place" type of location which is used to show prospective franchisees, provide franchisee training and provide an additional source of revenue for the Company. The store is located in leased space in a small shopping center in a growing area of Las Vegas. The space covers 5,600 square feet of space, and is leased from an unaffiliated party for $7,000 per month plus cost of living adjustments, real estate taxes and other expenses. The lease expires in August, 2000.

     During 1993, the Company opened a retail store in Los Angeles, California. The store is located in leased space in a small shopping center. The space covers 3,816 square feet, and is leased from an unaffiliated party for approximately $5,000 per month. The lease expires in October, 1998.

     During 1995, the Company opened a retail store in the Westwood area of Los Angeles, California. The store covers approximately 16,000 square feet and is leased from an unaffiliated party for approximately $5,000 per month pursuant to a lease which expires May 31, 1996.

     During 1995, the Company also opened a retail store in Encino, California. The store covers approximately 4,144 square feet and is leased from an unaffiliated party for approximately $8,152 per month pursuant to a lease which expires January 26, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the lawsuit described in the following paragraphs, neither the Company nor Saint Andrews is presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.
As of April 1, 1996, Saint Andrews had pending three lawsuits it had filed against former franchisees for failure to pay amounts due and other breaches of their franchise agreements. In two of these lawsuits, the franchisees have filed counterclaims against Saint Andrews requesting specified and unspecified compensatory damages and other relief including attorneys' fees, interest and exemplary damages. Saint Andrews believes that it is normal for franchisees to assert counterclaims in such lawsuits as a defense tactic.

     On February 27, 1996, Saint Andrews filed a Complaint in the District Court, Clark County, Nevada, against Gordon Gaming Corporation ("Gordon"), Saint Andrews which purchased from Howard Hughes Corporation ("Hughes") the property in Las Vegas where Saint Andrews was preparing to build its first SportsPark. The lawsuit is based on a lease which Saint Andrews entered into with Hughes on May 31, 1994, for approximately 33 acres located at the corner of Sahara and Las Vegas Boulevard South. Pursuant to the lease, Hughes had the right to terminate the lease if the property was sold provided that Saint Andrews would be reimbursed for certain expenditures up to a maximum of $3.5 million.

     The lease was terminated on June 21, 1995, and according to the terms of the lease, Hughes was required to pay Saint Andrews its reimbursable amount no later than 30 days after the termination. When Gordon purchased the property from Hughes, it assumed Hughes' obligations relating to the termination of the lease. Gordon has continued to refuse to make any payment to Saint Andrews, even the amount which both parties agreed was reimbursable. The Complaint seeks an unspecified amount of compensatory damages, punitive damages, attorneys' fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small-Cap Market under the symbol "LVDG." The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transac-tions occurred.

                                                           BID
                                                     HIGH         LOW
     YEAR ENDED DECEMBER 31, 1994
     First Quarter                                  $0.625     $0.4375
     Second Quarter                                 $0.75      $0.4375
     Third Quarter                                  $1.875     $0.5625
     Fourth Quarter                                 $2.0625    $1.375

     YEAR ENDED DECEMBER 31, 1995
     First Quarter                                  $1.625     $1.125
     Second Quarter                                 $1.875     $1.125
     Third Quarter                                  $2.00      $1.125
     Fourth Quarter                                 $1.375     $0.71875

     (b) HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 29, 1996, was approximately 1,050. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SEASONALITY

     The Company's business is seasonal, in that the Company's franchisees typically experience sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total revenues for 1995 increased by approximately 43% from 1994 to $13.2 million. The principal factors contributing to this increase were:

     1. A 69% increase in retail sales of merchandise primarily due to the increased volume of Company-owned stores, two of which opened during 1995.

     2.   A 34% increase in wholesale revenue.

These increases were partially offset by:

     1.   A 5% decrease in royalties.

     2. A 19% decrease in franchise fees reflecting a reduction in the average number of stores opened in 1995 as compared to 1994.

     The retail sales have increased because of two additional Company owned stores. There were 50 franchisees in operation at the end of 1995 compared to 54 at year-end 1994. Sales of products sold at wholesale by the Company are expected to increase based on the ongoing education of franchisees on the merits of the Company Brand merchandise and the higher gross profit margin opportunity available to franchisees from the sale of these products.

     Gross margins on wholesale sales of merchandise and corporate equipment increased from 9% in 1994 to 13% in 1995. The gross margin on retail sales decreased from 27% in 1994 to 23% in 1995.

     Selling, general and administrative expenses increased 42% during 1995 to approximately $4.1 million. The Company attributes this increase primarily to salaries, wages, promotional and advertising expenses.

     The Company recognized a $230,000 loss from operations before income taxes in 1995, a decrease of $383,000 compared to 1994. The Company attributes the loss to increased selling, general and administrative expenses of $1.2 million and a 4% decrease in retail sales gross margin, and $108,000 in costs for the development of its Saint Andrews golf centers concept and sportparks.

     During 1995, six new franchises were opened as compared to 8 franchises in 1994. The Company's internal target is to open a greater number of new franchises than it opened in 1995 and it has modified the specific programs in place to accomplish this objective. There were 10 store closings in 1995, mostly for the lack of retail sales and the inability of the franchisee to meet the performance standards required by the Company as specified in the franchise agreement. Many of these closings are the result of the economic downturns and increased competition discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had working capital of approximately $3,757,000, as compared to working capital of approximately $4,332,000 at December 31, 1994. Cash decreased from $3,586,000 at December 31, 1994, to $1,043,000 at December 31, 1995, primarily due to $3,000,000 of terminated project costs, $626,000 spent on the acquisition of property and equipment, and the increase in inventories of $1,332,000. These amounts were offset by the increase in accounts payable and accruals in the amount of $1,841,000 and the increase in the amount due to the Affiliated Store of $763,000.

     The Company's sources of working capital include its current cash balance, cash flows from operating activities, and a $400,000 bank line of credit. Management believes that these sources of cash will be adequate to fund operations throught the balance of 1996.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-17 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

      NAME             AGE              POSITIONS AND OFFICES HELD

Vaso Boreta            63         President, Chairman of the Board, Secretary
                                  and Treasurer

Ronald S. Boreta       33         Director

Robert R. Rosburg      69         Director

William Kilmer         56         Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company. The Company presently has no audit, compensation or nominating committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     VASO BORETA has been Chairman of the Board of Directors since December 1989, President since July 1994, and Treasurer and Secretary since June 1992, and a Director of the Company since February 1988. He also served as the Company's President from February 1988 to December 1989, and October 1990 to June 1992. Mr. Boreta has also been an Officer and a Director of Saint Andrews Golf Corporation since its formation in March 1984. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. Mr.
Boreta's original store is now an Affiliated Store of the Company.   Mr.
Boreta devotes approximately 80% of his time to the business of the Company and the balance to operating his Affiliated Store.

     RONALD S. BORETA has been a Director since February 1988, and served as President of the Company from June 1992 until July 1994, when he resigned to become President and Chief Executive Officer of Saint Andrews. He also previously served as Vice President, Secretary and Treasurer of the Company. He has been employed by Saint Andrews Golf Corporation ("Saint Andrews") since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of Saint Andrews located in San Francisco, California. Mr. Ron Boreta has also been a Director of Saint Andrews Golf Corporation since 1984, and an Officer since 1986. Prior to his employment by Saint Andrews, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California.

     ROBERT R. ROSBURG has served as a Director of the Company since November 1989, and has been a director of Saint Andrews since August 1994. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since July 1990, and has been a director of Saint Andrews since August 1994. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 30, 1995, 1994 and 1993 from the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM
COMPENSATION
                            ANNUAL COMPENSATION           AWARDS
PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING
  ALL
                                             ANNUAL   STRICTED  OPTIONS/
 OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs     LTIP
 COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)
(NUMBER)PAYOUTS  SATION
Vaso Boreta,          1995  $100,000   -0-   $ 4,584   --       --        --
  -0-
 President, Chair-                           <F3>
 man of the Board<F1> 1994  $100,000   -0-   $ 60,400  --       <F5>      --
  -0-
                                             <F3>

Ronald S. Boreta      1995  $100,000   -0-   $ 19,071  --       -0-       --
  -0-
 President and CEO                           <F4>
 of Subsidiary        1994  $100,000   -0-   $14,190   --       281,000   --
  -0-
 <F2>                                        <F4>               <F6>
                      1993  $ 80,000   -0-   $ 8,959   --       --        --
  -0-
                                             <F4>

Charles Hohl,         1995  $100,000   -0-   $ 2,346   --       -0-       --
  -0-
 Executive Vice                              <F7>
 President of
 Subsidiary
_________________________

<F1>
Vaso Boreta has served as President of the Company since August 1, 1994.
<F2>
Mr. Boreta has served as President and CEO of Saint Andrews since August 1, 1994, and Saint Andrews has paid all of his salary since that time. From June 1992 to July 1994, Mr. Boreta served as President of both Saint Andrews and the Company and during this period the Company and Saint Andrews each paid one-half of his salary.
<F3>
Represents amount contributed to the Company's 401(k) plan on behalf of Mr. Boreta in 1994 and 1995.
<F4>
Represents amounts paid for country club memberships for Ronald S. Boreta and contributions to the Company's 401(k) plan on his behalf.
<F5>
During 1994, Vaso Boreta received options to purchase 110,000 shares of the common stock of Saint Andrews.
<F6>
In addition to the options to purchase shares of the Company's Common Stock shown, during 1994, Ronald S. Boreta also received options to purchase 110,000 shares of the common stock of Saint Andrews.
<F7>
Represents amount contributed to the Company's 401(k) plan on behalf of Mr. Hohl in 1995.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                     NUMBER OF     PERCENT OF
                     SECURITIES    TOTAL OPTIONS/
                     UNDERLYING    SARS GRANTED     EXERCISE
                     OPTIONS/SARS  TO EMPLOYEES     OR BASE       EXPIRATION
      NAME           GRANTED(#)    IN FISCAL YEAR   PRICE($/SH)   DATE

Ronald S. Boreta       -0-             --               --          --
Vaso Boreta            -0-             --               --          --

EMPLOYMENT AGREEMENTS

     In February 1988, Saint Andrews Golf Corporation ("Saint Andrews") entered into a seven year employment agreement with Mr. Vaso Boreta pursuant to which he received a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. This salary was paid one-half by the Company and one-half by Saint Andrews. Mr. Boreta deferred his entire 1988 salary and was paid only $50,000 of his 1989 salary. In February 1990, the Company issued a promissory note to Mr. Boreta in the principal amount of $131,000 in payment of his accrued salaries. This note was combined into a new note from the Company on December 31, 1993, which note is due April 30, 1996, and bears interest at 10% per annum. Mr. Vaso Boreta's employment agreement with Saint Andrews was terminated as of July 31, 1994, and he no longer receives any salary from Saint Andrews. Since July 31, 1994, Mr. Vaso Boreta has been paid an annual salary of $100,000 by the Company.

     Effective August 1, 1994, Saint Andrews entered into an employment agreement with Ronald S. Boreta, Saint Andrew's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors.
The employment agreement terminates on December 31, 1996, but will be automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a $1,000 bonus for each new franchise which is sold and a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that Saint Andrews's annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which Saint Andrews pays all expenses, and full medical and dental coverage. Saint Andrews also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for Saint Andrews. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of Saint Andrews. In the event of a change of more than 25% of the beneficial ownership of the Company or its parent, the termination date is extended from December 31, 1996 to December 31, 1998, and it may be extended up to an additional five years under certain conditions.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

STOCK OPTION PLANS

     In December 1989, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1989 Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). This Plan replaced an earlier incentive stock option plan of the Company. Pursuant to the Plan, options to purchase up to 300,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). On December 29, 1989, the Board of Directors granted an option to Larry Jordan, the Company's former President, to purchase up to 200,000 shares of Common Stock at $2.00 per share. However, that option expired when he resigned in October 1990. No other options have been granted under the 1989 Plan.

     In June 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"), and it was approved by the Company's shareholders in June 1992. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than the fair market value of the Common Stock on the date the option is granted.

     In June 1991, the Company's Board of Directors granted incentive stock options under the 1991 Plan to 14 employees to purchase an aggregate of 220,000 shares of Common Stock and non-qualified stock options to two consultants to purchase an aggregate of 40,000 shares. All of the options are exercisable at a price of $1.38 per share (except for an option granted to Ronald Boreta which is exercisable at $1.52 per share, as described below). These options were fully exercisable until December 31, 1992, when one-fourth of each option expired (unless previously exercised). At the end of each following year, an additional one-fourth of each option will expire until December 31, 1995, when the options will expire in full.

     Among the above-described options granted in June 1991, were options granted to Ronald S. Boreta, who was then Vice President, Secretary, Treasurer and a Director of the Company, to purchase 20,000 shares at $1.52 per share, and an option granted to Kim A. Stevenson, who was then Chief Financial Officer of the Company, to purchase 20,000 shares at $1.38 per share.

     In October 1992, the Board of Directors granted an incentive stock option to Ronald Boreta to purchase 120,000 shares at an exercise price of $1.52 per share, and a non-qualified stock option to John Boreta, a consultant to the Company, to purchase 120,000 shares at $1.38 per share. These options are fully vested and expire on October 20, 1997.

     In July 1994, the Company's Board of directors granted incentive stock options to 10 employees to purchase an aggregate of 208,000 shares of Common Stock and non-qualified stock options to one employee and two consultants to purchase an aggregate of 283,000 shares of Common Stock. All of these options are fully vested and are exercisable at a price of $.80 per share and expire on July 27, 1999. Included in these options is an incentive stock option granted to Ronald S. Boreta to purchase 138,000 shares of Common Stock and a non-qualified option to purchase 143,000 shares. Also included in these options is a non-qualified stock option granted to John Boreta, a consultant to the Company and a principal shareholder, to purchase 130,000 shares of Common Stock.

     In January 1995, the Company's Board of Directors granted an incentive stock option to one employee to purchase 10,000 shares of Common Stock.
This option will vest as to 5,000 shares on June 1, 1995, and as to the other 5,000 shares on June 1, 1996. The exercise price is $1.625 per share and the option expires on January 26, 2000.

     In July 1995, the Company's Board of Directors granted an incentive stock option to one employee to purchase 1,000 shares at a price of $1.35 per share for five years.

401(K) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the employees of the Company and its subsidiaries. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company makes matching contributions equal to 25% of participants' contributions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 1, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
Vaso Boreta                         2,621,410                 49.3%
5325 South Valley View Blvd.
Las Vegas, NV  89118

Ronald Boreta                       1,455,144<F1>             23.3%
5325 South Valley View Blvd.
Las Vegas, NV  89118

Robert R. Rosburg                       5,000                  0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                          5,000                  0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

John Boreta                           791,345<F2>             14.2%
1601 A Lareina
Palm Springs, CA  92262

All Directors and Officers          4,086,554                 65.5%
as a Group (4 Persons)
__________________

<F1>
Includes 512,799 shares underlying Series A Convertible Preferred Stock held by Ronald Boreta, which shares may be voted with the Company's Common Stock as a single class. The Series A Convertible Preferred Stock is not convertible until the achievement of certain performance goals. (See ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) Also includes 406,000 shares underlying Stock Options held by Ronald Boreta.
<F2>
Includes 255,000 shares underlying Nonqualified Stock Options held by John
Boreta.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     The Company presently owns 66.7% of the outstanding common stock of Saint Andrews Golf Corporation ("Saint Andrews"). Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of Saint Andrews. Ronald S. Boreta, a Director of the Company, is President and a Director of Saint Andrews. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of Saint Andrews. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of the Company.

     Until August 1, 1994, the Company and Saint Andrews shared the expenses of jointly-used facilities and administrative and accounting personnel on a 50-50 basis under a verbal agreement. Since August 1994, the Company and Saint Andrews have allocated these costs on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for office and warehouse space, the Company pays 67% of the monthly lease payments and Saint Andrews pays 33%.

     Effective August 1, 1994, the Company has also agreed to purchase, warehouse and make available to Saint Andrews and its franchisees certain merchandise. In exchange, Saint Andrews agreed to pay $350,000 to retire certain bank indebtedness described below. The agreement will terminate on July 31, 1997.

     Effective August 1, 1994, the Company granted Saint Andrews a license to use all of its trademarks, tradenames and other commercial names and symbols for so long as such trademarks, tradenames and other commercial names and symbols are being used by Saint Andrews and its franchisees.

     The facilities used by the Company and Saint Andrews are leased by the Company from Vaso Boreta, the Company's Chairman of the Board. The Company leases approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of $13,000, pursuant to a lease which expires on January 21, 2005. The Board of Directors of the Company believes that the terms of this lease are at least as favorable as those which could be obtained from an unaffiliated entity.

      Effective October 1, 1990, a franchise agreement between Saint Andrews and Vaso Boreta, the Company's President and Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid Saint Andrews a fee of $3,000 per month. This agreement with Saint Andrews was terminated on July 31, 1994. Mr. Boreta now has a similar agreement with the Company. This store is referred to herein as the "Affiliated Store."

     During 1995, the Affiliated Store purchased $559,000 in sporting goods merchandise from the Company and the Affiliated Store sold $757,000 in merchandise to the Company.

     The Company owns one store in Las Vegas and therefore the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1994, the Company paid $60,000 for advertising shared with the Affiliated Store, which represented approximately one-half of the costs of such advertising.

     During the year ended December 31, 1994, Voss Boreta loaned the Company a net amount of approximately $387,000 which, when combined with the balance owed to Mr. Boreta of $231,000 on December 31, 1993, resulted in an amount due Mr. Boreta on December 31, 1994, of $618,000. This amount was increased to $663,000 as of December 31, 1995. This amount is represented by an unsecured note bearing interest at 10% which is due on January 31, 1997. The terms of the note with Mr. Boreta are substantially equivalent to the terms of the loans he took out from a bank to fund his loans to the Company.

     The Company and Saint Andrews obtained $1,011,000 in loans from an unaffiliated bank which Vaso Boreta and his wife personally guaranteed. The
loans were also collateralized by inventory and accounts receivable.   The
loans were completely paid off during 1994, and Saint Andrews paid $350,000 of the balance from the proceeds of its public offering. The loan proceeds were originally used for the purchase of property and equipment and working capital.

     In October 1992, the Board of Directors established 512,799 shares of Series A Convertible Preferred Stock and issued such shares to Vaso Boreta in exchange for services valued at $5,128. These shares were issued to Mr. Boreta to replace shares which he previously relinquished in order to facilitate a proposed public offering in early 1990. Each share of the Series A Convertible Preferred Stock is convertible into one share of Common Stock in the event that the Company has annual income before taxes of at least $1,000,000 for any fiscal year. Each share of Series A Preferred Stock is entitled to one vote and with respect to that vote the holder is entitled to vote with the holders of the Company's Common Stock as a single class. In the event of liquidation, the holder of the Series A Convertible Preferred Stock is entitled to receive $.01 per share before any assets are distributed to the holders of Common Stock. The Series A Convertible Preferred Stock has no redemption or dividend rights. During 1994, Vaso Boreta transferred all of his shares of Series A Convertible Preferred Stock to Ronald Boreta, a son of Vaso Boreta and a Director of the Company.

     In September 1994, Vaso Boreta, the Company's President and Chairman of the Board, loaned Saint Andrews $120,000. This note was repaid in full during December 1994, and no interest was charged or paid.

CONFLICTS OF INTEREST

     The Company presently owns 66.7% of the outstanding common stock of Saint Andrews. All four of the Company's directors are also directors of Saint Andrews and Vaso Boreta, the Company's President and Chairman of the Board, is also Chairman of the Board of Saint Andrews.

     The Company sells golf and tennis related merchandise to franchisees of Saint Andrews and others, and owns and operates four "Las Vegas Discount Golf & Tennis" stores - one in Las Vegas, Nevada, two in Los Angeles, California, and one in Encino, California. These stores are not franchises of Saint Andrews and do not pay royalties to Saint Andrews, even though they may benefit from Saint Andrews' activities, including any national advertising which Saint Andrews may do. In addition, the Company holds the rights to certain trademarks and tradenames which have been licensed to Saint Andrews on a perpetual basis. The Company and Saint Andrews share office and warehouse facilities and certain administrative and accounting personnel, and the Company has agreed to maintain an inventory of merchandise for sale to Saint Andrews' franchisees under an agreement which expires July 31, 1997. The merchandise which the Company sells to the franchisees is generally private label merchandise, but the Company occasionally purchases close out merchandise from name brand manufacturers which it also sells to franchisees. The Company has agreed to sell the merchandise to Saint Andrews' franchisees at competitive prices which allow a reasonable profit to the Company.

     Vaso Boreta owns and operates a "Las Vegas Discount Golf & Tennis" store in Las Vegas, Nevada, which is not a franchise of the Company, under an agreement with the Company. This store does not pay royalties to Saint Andrews, even though the store may benefit from Saint Andrews' activities, including any national advertising which Saint Andrews may conduct.

     The Company has in the past, and in the future is expected to continue, to negotiate with the name brand manufacturers for the purchase of golf and tennis merchandise by Saint Andrews' franchise system, the Company-owned stores and Mr. Boreta's Affiliated Store. The combined buying power of the franchise system, the Company-owned stores and Mr. Boreta's Affiliated Store enables the group to obtain better terms than they might be able to obtain separately. As a result, the Company, Mr. Boreta and Saint Andrews receive a benefit from this arrangement. Generally, the franchisees, the Company, and Mr. Boreta will buy merchandise from the name brand manufacturers at the same price.

     By virtue of the relationships and arrangements described above, operation of the Company has and will in the future involve transactions between the Company and related individuals and entities which result in potential conflicts between the interests of the Company and those of such persons or entities.

     The Company and Saint Andrews have agreed upon a means of resolving future conflicts of interest between the two corporations which relate to corporate opportunities by defining certain areas of interest for each corporation. Any opportunities which come to the attention of officers or directors of either corporation in the areas of interest set forth below must be disclosed promptly to the appropriate corporation and made available to it. The board of directors of such corporation may reject any such business opportunity if it believes that it is in the best interest of the corporation to do so. In such case, the opportunity will then be made available to the other corporation. The Company and Saint Andrews have agreed that the areas of interest will continue indefinitely beyond the July 31, 1997, termination of their agreement until such time as the two companies may mutually agreed to amend the provisions of the agreement.

     AREAS OF INTEREST OF SAINT ANDREWS

     1. All potential franchisees and all potential future sites for Las Vegas Discount Golf & Tennis stores or Saint Andrews Golf Centers.

     2. All opportunities for All-American SportParks, Slugger Stadiums or other sports oriented theme parks.

     3. All opportunities related to the sale of Saint Andrews logo merchandise, except that the Company will be allowed to purchase such merchandise at wholesale prices for resale in its two corporate stores.

     AREA OF INTEREST THE COMPANY

     All future opportunities related to the purchase, sale and distribution of name brand merchandise and private label merchandise which does not use the St. Andrews or Saint Andrews names or logos. Opportunities related to the purchase, sale and distribution of private label merchandise using the St. Andrews or Saint Andrews names or logos will belong to Saint Andrews.

     In an effort to minimize future conflicts of interest with Saint Andrews's officers and directors, Saint Andrews's Board of Directors has established a corporate opportunities doctrine. Saint Andrews's bylaws have been amended to provide that all business opportunities within areas of interest determined from time to time by the Board of Directors, as evidenced by resolutions appearing in Saint Andrews's Minutes, which come to the attention of the officers, directors and other members of management of Saint Andrews, shall be disclosed promptly to Saint Andrews and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter any officer, director or other member of management may avail himself of such opportunity. The areas of interest which have been delineated include any opportunities which relate to (1) Saint Andrews's franchise business; (2) Saint Andrews's proposed All-American SportPark;
(3) Saint Andrews's proposed Slugger Stadium; or (4) Saint Andrews's proposed Saint Andrews logo merchandise program.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER      DESCRIPTION                    LOCATION

 3.1        Articles of Incorporation,     Incorporated by reference to
            as amended                     Exhibit 3.1 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

 3.2        Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

 3.3        Articles of Amendment to       Incorporated by reference to
            Articles of Incorporation      Exhibit 3.3 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

 3.4        Statement Establishing         Incorporated by reference to
            Series A Preferred Stock       Exhibit 3.4 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

10.1        1989 Incentive Stock           Incorporated by reference to
            Option Plan                    Exhibit 10.1 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

10.2        Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended             Exhibit 10.2 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

10.3        Employment Agreement with      Incorporated by reference to
            Vaso Boreta, as amended        Exhibit 10.3 to Registrant's
                                           Form S-1 Registration State-
                                           ment (No. 33-33450)

10.4        License Agreement with         Incorporated by reference to
            Vaso Boreta                    Exhibit 10.16 to Registrant's
                                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1990

10.5        1991 Stock Option Plan         Incorporated by reference to
                                           Exhibit 10.16 to Registrant's
                                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1991

10.6        Promissory Note to Vaso        Incorporated by reference to
            Boreta dated December 31,      Exhibit 10.10 to Registrant's
            1993                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1993

10.7        Ground Lease with Summa        Incorporated by reference to
            Corporation                    Exhibit 10.3 to the Form
                                           SB-2 Registration Statement
                                           of Saint Andrews Golf Cor-
                                           poration (No. 33-84024)

10.8        Agreement between the          Incorporated by reference to
            Company and Saint Andrews      Exhibit 10.4 to the Form
            Golf Corporation               SB-2 Registration Statement
                                           of Saint Andrews Golf Cor-
                                           poration (No. 33-84024)

10.9        License Agreement between      Incorporated by reference to
            the Company and Saint          Exhibit 10.5 to the Form
            Andrews Golf Corporation       SB-2 Registration Statement
                                           of Saint Andrews Golf Cor-
                                           poration (No. 33-84024)

10.10       Lease Agreement with A&R       Incorporated by reference to
            Management and Develop-        Exhibit 10.8 to the Form
            ment Co., et al., and          SB-2 Registration Statement
            Sublease to Las Vegas          of Saint Andrews Golf Cor-
            Discount Golf & Tennis,        poration (No. 33-84024)
            Inc.

10.11       Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended, and        Exhibit 10.9 to the Form
            Assignment to Las Vegas        SB-2 Registration Statement
            Discount Golf & Tennis,        of Saint Andrews Golf Cor-
            Inc.                           poration (No. 33-84024)

10.12       Letter Agreement with          Incorporated by reference to
            Oracle One Partners, Inc.      Exhibit 10.10 to the Form
                                           SB-2 Registration Statement
                                           of Saint Andrews Golf Cor-
                                           poration (No. 33-84024)

10.13       Promissory Note to Vaso        Incorporated by reference to
            Boreta                         Exhibit 10.11 to the Form
                                           SB-2 Registration Statement
                                           of Saint Andrews Golf Cor-
                                           poration (No. 33-84024)

10.14       Agreement with Major           Incorporated by reference to
            League Baseball Proper-        Exhibit 10.14 to the Regis-
            ties, Inc.                     trant's Form 10-K for the
                                           year ended December 31,
                                           1994

21          Subsidiaries of the            Attached
            Registrant

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     /s Arthur Andersen LLP
                                     ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 5, 1996


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1995 AND 1994

                                    ASSETS

                                                         1995         1994

CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,043,000  $ 3,586,000
  Accounts receivable, less allowance for
    doubtful accounts of $98,000 and $217,000           422,000      569,000
  Lease termination receivable                        3,000,000           -
  Notes receivable                                       52,000        2,000
  Inventories                                         2,588,000    1,256,000
  Due from officer                                           -        15,000
  Due from Affiliated Store                             263,000       40,000
  Prepaid expenses and other                             16,000       44,000
  Other receivables                                     365,000           -
    Total current assets                              7,749,000    5,512,000

PROPERTY AND EQUIPMENT, net                             475,000      421,300

PROJECT DEVELOPMENT COSTS                             1,047,000      553,700

OTHER ASSETS                                            140,000      297,000

                                                    $ 9,411,000  $ 6,784,000

The accompanying notes are an integral part of these financial statements.


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1995 AND 1994

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1995         1994

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 2,901,000  $ 1,060,000
  Deferred franchise fees                               120,000      120,000
  Due to Affiliated Store                               971,000           -
    Total current liabilities                         3,992,000    1,180,000

NOTE PAYABLE TO SHAREHOLDER                             663,000      618,000

DEFERRED INCOME TAX LIABILITY                           743,000      743,000

MINORITY INTEREST                                     1,252,000    1,319,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Convertible, preferred stock, Series A,
    no par value;  authorized-5,000,000 shares
    issued and outstanding-512,799 shares                 5,000        5,000
  Common stock, no par value; authorized-
    15,000,000 shares; issued and outstanding-
    5,319,008 shares                                  3,871,000    3,871,000
  Accumulated deficit                                (1,115,000)    (952,000)
    Total shareholders' equity                        2,761,000    2,924,000

                                                    $ 9,411,000  $ 6,784,000

The accompanying notes are an integral part of these financial statements.


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995         1994
REVENUES:
  Wholesale                                         $ 3,700,000  $ 2,759,000
  Retail                                              7,810,000    4,634,000
  Franchise fees                                        245,000      303,000
  Royalties                                           1,209,000    1,271,000
  Other                                                 229,000      243,000
    Total revenues                                   13,193,000    9,210,000

EXPENSES:
  Wholesale                                           3,217,000    2,510,000
  Retail                                              5,984,000    3,392,000
  Selling, general and administrative                 4,068,000    2,873,000
  Provision for doubtful accounts                        76,000      193,000
  Golf centers and driving range development costs      108,000           -
    Total expenses                                   13,453,000    8,968,000

INCOME (LOSS) FROM OPERATION                           (260,000)     242,000

INTEREST INCOME AND EXPENSE
  Income                                                 87,000       26,000
  Expense                                               (57,000)    (115,000)
                                                         30,000      (89,000)

INCOME (LOSS) BEFORE INCOME TAXES                      (230,000)     153,000

  Income tax provision                                       -       149,000

INCOME (LOSS) BEFORE MINORITY INTEREST                 (230,000)       4,000

MINORITY INTEREST                                        67,000           -

NET INCOME (LOSS)                                   $  (163,000) $     4,000

NET INCOME (LOSS) PER COMMON SHARE:                 $      (.03) $        -

The accompanying notes are an integral part of these financial statements.


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                         Preferred Stock      Common Stock       Accumulated
 Total
                         Shares   Amount    Shares     Amount      Deficit
 Equity
Balance,
December 31, 1993        512,799  $5,000  5,319,008  $2,249,000  $  (956,000)
$1,298,000

Net income for the year
ended December 31, 1994       -       -          -           -         4,000
    4,000

Increase in equity due
to sale of stock by SAGC,
net of deferred tax
liability of $743,000         -       -          -    1,622,000           -
1,622,000

Balance,
December 31, 1994        512,799   5,000  5,319,008   3,871,000     (952,000)
2,924,000

Net loss for the year
ended December 31, 1995       -       -          -           -      (163,000)
 (163,000)

Balance,
December 31, 1995        512,799 $ 5,000  5,319,008  $3,871,000  $(1,115,000)
$2,761,000

The accompanying notes are an integral part of these financial statements.


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (163,000) $     4,000

Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Minority interest                                     (67,000)          -
  Depreciation and amortization                          79,000       87,000
Changes in assets and liabilities:
  Decrease in accounts receivable                       147,000      144,000
  (Increase) decrease in notes receivable               (50,000)      45,000
  (Increase) decrease in inventories                 (1,332,000)     555,000
  Decrease in due from officer                           15,000           -
  (Increase) decrease in prepaid expenses
    and other                                            28,000       59,000
  Increase in other receivables                        (143,000)          -
  Decrease in income tax benefit                             -       141,000
  Increase in accounts payable and accrued expenses   1,841,000      135,000
  Decrease in deferred franchise fees                        -       (10,000)
  (Increase) decrease in receivable/payable
    with the Affiliated Store                           748,000     (120,000)

  Net cash provided by operating activities           1,103,000    1,040,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                (133,000)     (15,000)
  Lease termination receivable                       (3,000,000)          -
  Increase in other assets                              (65,000)    (230,000)
  Project development costs                            (493,000)    (514,000)

  Net cash used in investing activities              (3,691,000)    (759,000)

The accompanying notes are an integral part of these financial statements.


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                          1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable                   (215,000)  (1,011,000)
  Proceeds from note payable to shareholder             260,000      387,000
  Proceeds from issuance of common stock                     -     3,496,000
  Proceeds from issuance of stock warrants                   -       188,000

  Net cash provided by financing activities              45,000    3,060,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (2,543,000)   3,341,000

CASH AND CASH EQUIVALENTS, Beginning of year          3,586,000      245,000

CASH AND CASH EQUIVALENTS, End of year              $ 1,043,000  $ 3,586,000

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                        1995         1994

     Cash paid for:
       Interest                                     $   48,000     $   79,000
       Income taxes                                 $       -      $    8,000

NON-CASH DISCLOSURES:

During 1995, SAGC reclassified deposits totaling $221,500 from other long-term assets to current assets - other receivables. SAGC subsequently collected the deposit in 1996.

The accompanying notes are an integral part of these financial statements.


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1995

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

    a.  PRINCIPALS OF CONSOLIDATION

        The consolidated financial statements of Las Vegas Discount Golf & Tennis, Inc. (LVDGT), a Colorado corporation, include the accounts of LVDGT and its subsidiaries, Saint Andrews Golf Corporation (SAGC), LVDGT Development Corporation (Development) and LVDGT Rainbow, Inc. (Rainbow). LVDGT and its subsidiaries are collectively referred to as "the Company". All significant intercompany accounts and transactions have been eliminated.

    b.  COMPANY BACKGROUND

        In 1974, the Company's chairman and principal shareholder opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis. This store is still owned and operated by the Company's chairman and principal shareholder and is referred to herein as "the Affiliated Store".
In March 1984, the Company's chairman and principal shareholder formed a corporation named Sporting Life, Inc. (SLI) and SLI began to franchise the Las Vegas Discount Golf & Tennis retail store concept. On December 27, 1988, SLI was renamed St. Andrews Golf Corporation and on August 12, 1994, the name was further changed to SAGC.

        LVDGT was incorporated in March 1986, under the name La Jolla Capital Corporation for the purpose of creating a corporate vehicle to seek and acquire a business opportunity and changed its name to Laguna Capital Corporation (LCC) in May 1986. In February 1988, LCC acquired all of the outstanding stock of SAGC and in December 1988, LCC changed its name to LVDGT. Today, LVDGT sells golf and tennis related merchandise to franchisees and owns and operates Development and Rainbow.

        Until December 13, 1994, SAGC was wholly-owned by LVDGT. On December 13, 1994, SAGC completed an initial public offering of 1,000,000 (representing one-third of the post offering shares outstanding) Units at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering have been proportionately allocated to LVDGT and to the minority interest shareholders. Future operating results of SAGC will be proportionately allocated to LVDGT and the minority interest shareholders. No minority interest in net income of subsidiary has been reflected in the statement of operations for the year ended December 31, 1994 as the amount is not significant. Since 1984, SAGC has been engaged in selling LVDGT franchise retail stores and in 1994 began construction of a sports oriented theme park under the name "All American SportPark" in Las Vegas, Nevada (see Note 6).

        Development, a wholly-owned subsidiary, was formed in 1993 for the purpose of operating a Las Vegas Discount Golf & Tennis retail store in Los Angeles, California. With the addition of retail stores in Encino, California and Westwood, California during 1995, Development now operates three retail stores, all in California. Rainbow, a wholly-owned subsidiary, was formed in 1990 for the purpose of operating a Las Vegas Discount Golf & Tennis retail store in Las Vegas, Nevada.

    c.  ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        SAGC has recorded a $3,000,000 lease termination receivable which is the subject of litigation (see Note 6). While SAGC believes that it will be successful in the collection of such amounts, the ultimate resolution of the litigation could result in the collection of an amount which is less than that reflected in the consolidated financial statements.

        In addition, SAGC has capitalized certain project development costs related to its All-American SportPark concept. No definitive sites have been secured or contracts entered into for such developments. Although management believes that it will be successful in its efforts to develop such projects, there can be no assurance that SAGC will commence such operations, or if such operations are commenced that they will be profitable.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  FRANCHISE FEE REVENUE AND COMMISSION EXPENSE

        Franchise fees received and commissions paid are initially deferred, and are recognized in the statements of operations when all material services or conditions related to the sale of a franchise have been performed by the Company, typically when the franchise store opens.

    b.  ACCOUNTS RECEIVABLE

        Accounts receivable consists of amounts due from franchisees for royalties, and the sale of merchandise, computer equipment and supplies. Additionally, during 1995, SAGC entered into an agreement with MBNA America Bank, N.A. which allows MBNA to use SAGC's trademark on its credit cards. The Company recognized $125,000 in income related to this non-refundable payment received under to this agreement and will receive royalties for the generation of credit card accounts. As of December 31, 1995, $100,000 of the balance was included in accounts receivable.

    c.  INVENTORIES

        Inventories, primarily sporting goods merchandise, display units, computer equipment and supplies held for sale to franchisees, are stated at the lower of cost (first-in, first-out method) or market. Inventories of the four Company-owned retail stores are stated at the lower of cost (average cost method) or market.

        Approximately 50% of all inventory and approximately 75% of the Company's merchandise is imported from overseas suppliers, primarily in the Far East. As a result, the Company's business could be affected by economic or political events affecting imports or by a major reduction in the value of the dollar in relation to the currency of the countries from which the goods are imported. In addition, overseas suppliers generally require a letter of credit to be posted for the entire purchase price.

    d.  PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

            Furniture and equipment             5-10   years
            Leasehold improvements             15-31.5 years

        Normal repairs and maintenance are charged to expense when incurred. Expenditures which materially extend the useful life of assets are capitalized.

    e.  SALES TO FRANCHISEES

        All wholesale and computer equipment sales and related cost of goods sold relate to sales to franchisees. In early 1995, SAGC outsourced the future sales and ongoing maintenance of all franchisee computer equipment to an unrelated third party.

    f.  ROYALTIES

        The Company receives a three percent royalty on gross franchise sales. Royalty revenue is recognized when earned.

    g.  INCOME (LOSS) PER COMMON SHARE

        Income (loss) per common share and common share equivalents are computed using the weighted average number of common shares and common share equivalents outstanding which totalled 5,319,008 for the years ended December 31, 1995 and 1994.

    h.  INCOME TAXES

        In May 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company adopted SFAS No. 109 during the year ended December 31, 1993. Previously, the Company accounted for income taxes under Opinion No. 11 of the Accounting Principles Board. Adoption of the new standard did not have a significant effect on the Company's financial position or results of operations.

    i.  CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid debt investments with a original maturity of three months or less to be cash equivalents.

    j.  GOLF CENTERS AND DRIVING RANGE DEVELOPMENT COSTS

        During 1995, SAGC incurred and expensed $108,200 in costs for the development of its golf centers concept and driving ranges. These costs included certain direct and indirect costs associated with the concepts including salaries and other administrative expenses.

    k.  RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform to current year presentation.

3.  RELATED PARTY TRANSACTIONS

    The Company has extensive transactions and relationships with its chairman and principal shareholder, the Affiliated Store and SAGC. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. As of December 31, 1995 and 1994, the Company had a $263,000 and $40,000 receivable from the Affiliated Store. As of December 31, 1995, the Company had outstanding payables to Affiliated Store of $971,000. With the exception of a related party leasing arrangement discussed in Note 9, all significant related party transactions are discussed below:

    The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of SAGC. As a result, this store pays no royalties to SAGC but purchases merchandise for the Affiliated Store at the same cost as SAGC. The Affiliated Store also may benefit from the SAGC's activities, including any local and national advertising conducted by the SAGC.

    The Company and SAGC share office and warehouse facilities and the Company provides certain administrative personnel in accounting, purchasing and warehousing. These occupancy and administrative expenses are allocated proportionately between the Company and SAGC in ratios management believes are reasonable. The monthly payments are subject to adjustment in the event LVDGT enters into new office lease arrangements or if any salary increases or decreases are effected by LVDGT with respect to the administrative or accounting personnel.

    a.  MERCHANDISE SALES

        The Company sells sporting goods merchandise to the Affiliated Store. Sales made to the Affiliated Store are recorded at the Company's cost and totaled $559,000 and $753,000 in 1995 and 1994, respectively.

    b.  PURCHASES OF MERCHANDISE

        Merchandise purchased from the Affiliated Store are recorded at cost and totaled $757,000 and $1,492,000, respectively, in 1995 and 1994.

    c.  NOTES PAYABLE

        At December 31, 1995 and 1994, the Company had an unsecured, ten percent note payable totaling $663,000 and $618,000, respectively, with the Company's chairman and principal shareholder. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. The notes payable are due on January 31, 1997.

        Interest expense of $57,000 and $36,000 related to this note is included in interest expense in 1995 and 1994.

    d.  AUGUST 1, 1994 AGREEMENT

        On August 1, 1994, LVDGT and SAGC entered into a written agreement pursuant to which LVDGT agreed to grant SAGC a license to use all of its trademarks, trade names and other commercial names and symbols. LVDGT also agreed to purchase, warehouse and make available to SAGC and its franchisees certain merchandise. In exchange, SAGC subsequently repaid with proceeds from its initial public offering loans previously obtained by LVDGT and SAGC from an unaffiliated bank in the amount of $350,000 (see Note 8). This agreement expires July 31, 1997.

    e.  OTHER

        The Company provides certain general and administrative services to the Affiliated Store under a license agreement that provides for a monthly fee of $3,000 to the Company as compensation for these services. The Company received $36,000 each year in connection with this agreement in 1995 and 1994.

        In September 1994, the Company's President and Chairman of the Board, loaned SAGC $120,000. This note was repaid in full during December 1994, and no interest was charged or paid.

        The Affiliated Store and Rainbow store share advertising costs equally in the Las Vegas market area. These advertising costs were $112,000 and $120,000 in 1995 and 1994, respectively.

        SAGC made non-interest bearing advances to the President of SAGC, $15,000 as of December 31, 1994. During 1995, this advance was offset against amounts owed to the Company's President.

4.    NOTES RECEIVABLE

      Notes receivable at December 31, 1995 and 1994 represented amounts due from franchisees or former franchisees.

5.  PROPERTY AND EQUIPMENT

    Property and equipment included the following as of December 31, 1995 and 1994:

                                            1995           1994

        Furniture and equipment         $  688,000     $  623,000
        Leasehold improvements             448,000        381,000
        Less--Accumulated depreciation
              and amortization            (661,000)      (583,000)

                                        $  475,000     $  421,000

6.  LEASE TERMINATION RECEIVABLE

    In May of 1994, the Company entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of an All-American SportPark. The Lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

    In June 1995, the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criteria contained within the Lease, up to an aggregate amount of $3.5 million. The purchaser of the parcel assumed the obligations relating to the termination of the lease.

    Upon notification of the Lease termination, the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease the Company believes that, based on the maximum expenditures available for reimbursement of $3,500,000, $3,279,465 in costs are reimbursable by the purchaser who assumed the original lessor's obligations relating to the lease termination. The purchaser has reviewed such support and has indicated that it believes that only a portion of the construction costs submitted are reimbursable within the context of the Lease agreement.

    No settlement was reached regarding the disputed amount and on February 27, 1996 the Company filed a complaint against the purchaser with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.

    Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded the lease termination receivable as a current asset in the accompanying consolidated balance sheet as of December 31, 1995.

7.  PROJECT DEVELOPMENT COSTS

    The Company is currently engaged in the ongoing planning and design of the All-American SportPark concept. While no definitive site has been selected, the Company has incurred costs of $1,047,000 and $553,700 as of December 31, 1995 and 1994, respectively, which consists primarily of sportspark concept development, training and procedures manuals for sportspark operations, computer software, and payments for various exclusive license agreements.

8.  NOTES PAYABLE

    As of December 31, 1995, the Company had a $400,000 bank line of credit; interest is payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9% at year-end and the line of credit is due July 1996. There was no outstanding balance at December 31, 1995. As of December 31, 1994, the Company had no outstanding notes payable and no line of credit.

    Interest expense for the years ended December 31, 1995 and 1994, including related party interest, totaled approximately $57,000 and $115,000.

    The Company and SAGC obtained $1,011,000 in loans from an unaffiliated bank. The loans were collateralized by inventory and accounts receivable.
The loan proceeds were originally used for the purchase of property and equipment and working capital. The loans were completely paid off during 1994 in part with the proceeds from SAGC's public offering.

9.  LEASES

    The Company and SAGC lease office and warehouse facilities from the Company's Chairman and principal shareholder under a non-cancelable operating lease agreement which expires on January 31, 2005. The lease provides for initial monthly lease payments which may be increased based on increases in the consumer price index. Until August 1994, the Company and SAGC shared rent equally. Beginning August 1, 1994, the allocation was changed to 67 percent to the Company and 33 percent to SAGC, based on the new ownership percentages effected with the public offering. The lease provides for monthly rental payments of $13,000 which increase based on the consumer price index. Rent expense under this lease totaled $155,000 and $154,000, in 1995 and 1994, respectively.
    The Company also leases retail space for the Development and Rainbow stores under non-cancelable operating lease agreements which expire at various times between 1996 and 2000 and provide for base monthly rental payments ranging from $5,000 to $8,152. Under the leases the base monthly rental may increase based on increases in the consumer price index and taxes. Rent expense under these leases totaled $288,000 and $161,000, in 1995 and 1994, respectively.

    In addition to the leases discussed above, the Company also leases various equipment and automobiles under non-cancelable operating leases. At December 31, 1995, minimum future rental commitments under non-cancelable operating leases are as follows:

             Year ending
             1996         $   480,000
             1997             446,000
             1998             349,000
             1999             220,000
             2000             156,000
             Thereafter       635,000

                          $ 2,286,000

SAGC entered into two retail space leases under non-cancelable operating lease agreements. SAGC assigned its rights to these leases to franchisees and remains contingently liable for one lease as of December 31, 1995. Future minimum rental commitments remaining on this contingent lease are $41,000.

10. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                           Year Ended December 31,
                                             1995           1994

        Current                            $     -       $      -
        State Taxes                              -           8,000
        Deferred provisions (benefits)      (42,000)        60,000
        Increase in deferred tax asset
        valuation allowance                  42,000         81,000

                                           $     -        $149,000

    Deferred tax assets (liabilities) are related to the following at December 31, 1995 and 1994:

                                             1995           1994

        Provision for bad debt             $ 33,000       $ 74,000
        Deferred franchise fees              41,000         41,000
        Vacation accrual                     18,000         11,000
        Commissions                          (5,000)        (6,000)
        Depreciation                        (17,000)       (24,000)
        Book/tax basis difference in SAGC  (743,000)      (743,000)
        Net operating loss carryforward     218,000        150,000

                                           (455,000)      (497,000)

        Valuation allowance                (288,000)      (246,000)
        Net deferred tax liability        $(743,000)     $(743,000)

    A reconciliation of income tax expense computed by applying the statutory federal income tax rate to the Company's income from continuing operations before provision (benefit) for income taxes is as follows:

                                               1995                1994
                                           Dollars    %        Dollars    %

Federal income tax at statutory rate      $(78,000)  (34)     $ 52,000    34
Minority interest in loss                   23,000    10            -      -
State Taxes                                     -      -         8,000     5
Increase in deferred tax
  asset valuation allowance                 42,000    18        81,000     5
Other                                       13,000     6         8,000     5

                                          $     -      -       $149,000   97

    As of December 31, 1995 LVDGT and SAGC have net operating loss carryforwards of $641,000 and $251,000, respectively, which are available through 2010.

11. FRANCHISE INFORMATION

    Franchise activity is summarized as follows:
                                                      Number of Franchises

                                                        1995        1994

    Sold during the year, net                             8          11
    Opened during the year                                6           8
    Closed during the year                              (10)        (10)
    In operation at year-end                             50          54
    Sold but not in operation at year end                 2           3

12. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

    a.  Stock Option Plans

        In June 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"), which was subsequently approved by the Company's shareholders. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option. or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations.

        Total options granted under the 1991 Plan during the year ended December 31, 1995 and 1994 were 11,000 and 491,000, respectively at exercise prices ranging from $.80 to $1.625. These options have expiration dates which extend through January 2000. Total options outstanding under the 1991 Plan at December 31, 1995 and 1994 were 742,000 and 796,000, respectively, of which 737,000 and 796,000 were exercisable.

        SAGC's Board of Directors adopted a stock option plan (the "1994 Plan") on August 8, 1994 which authorized the issuance of up to 300,000 shares of SAGC's common stock. Two hundred and forty thousand options to purchase shares of SAGC's common stock at an exercise price of $5.00 per share were granted in 1994. These options are exercisable at anytime on or before August 8, 1999. In addition, 60,000 options with an exercise price of $5.00 were granted to an employee, which vest in increments of 20,000 each year beginning on August 8, 1995. The exercise price was equal to or exceeded the fair market value of the common stock at the date of grant. At December 31, 1995, there are no additional SAGC shares reserved for future options.

    b.  Preferred Stock

        On June 1, 1992, the shareholders approved an amendment to the Articles of Incorporation authorizing the issuance of up to 5,000,000 shares of preferred stock.

        On October 21, 1992, the Board of Directors authorized the creation of Series A convertible preferred stock with no par value. The Board also authorized the issuance of 512,799 shares of the Series A convertible preferred stocks to the Company's chairman and principal shareholder in exchange for services rendered valued at $5,128. The Series A convertible preferred stock shares are not entitled to any dividend, have a liquidation preference of $.0l per share or $5,128 and are automatically convertible into 512,799 shares of the Company's common stock once the audited financial statements of the Company for any fiscal year reports pre-tax income of at least $1,000,000. Each share of Series A convertible preferred stock entitles the holder to one vote with full voting rights and powers of a holder of shares of common stock. During 1994 all of theses preferred shares were transferred to the President of SAGC and a director of the Company.

    c.  Common Stock and Common Stock Purchase Warrants

        On December 13, 1994, SAGC completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitle the holder to purchase one share of SAGC common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes.

        Also, in connection with the public offering SAGC issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. SAGC also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1995, no warrants have been exercised.

   13.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

        The Company offers all its eligible employees participation in the Employees' 401(k) LVDGT Profit Sharing Plan ("the Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. In 1995 and 1994, the Company matched 25% of employees' contributions up to a maximum of 1 1/2% of an employee's base compensation. The Company had expenses related to the Plan of $27,228 and $9,230 for 1995 and 1994, respectively.

14. COMMITMENTS AND CONTINGENCIES

    SAGC has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation. The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

    SAGC has entered into a letter agreement with Oracle One partners, Inc. ("Oracle") whereby Oracle has been retained to assist SAGC in obtaining corporate sponsorship for certain areas of the All-American SportPark projects including a license agreement from Major League Baseball for a Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. SAGC is paying Oracle $4,000 a month and has agreed to pay Oracle 15% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. The Company paid Oracle $60,000 for its efforts in obtaining the exclusive license agreement with Major League Baseball described below.

    In December 1994, SAGC entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. SAGC obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return SAGC will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. SAGC's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Dated: April 22, 1996              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta               President, Chairman of the    April 22, 1996
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Ronald S. Boreta          Director                      April 22, 1996
Ronald S. Boreta


__________________________    Director
 Robert S. Rosburg



/s/ William Kilmer            Director                     April 22, 1996
William Kilmer