Form 10QSB
period 1996-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1996-05-16
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                        Commission File Number: 0-17436

                     LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1034868
- ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
     --------------------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (702) 798-7777
                         --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 8, 1996, 5,319,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4

         Unaudited Condensed Consolidated Statements of Income       5

         Unaudited Condensed Consolidated Statements of Cash Flows    6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                   7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          7-9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            9

Item 2.  Changes in Securities                                        9

Item 3.  Defaults Upon Senior Securities                              9

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 5.  Other Information                                            9

Item 6.  Exhibits and Reports on Form 8-K                             9

         Signatures                                                  10


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               March 31,     December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                   $   754,000     $1,043,000
  Accounts receivable from franchisees, net       534,000        422,000
  Lease termination receivable                  3,000,000      3,000,000
  Inventories                                   2,314,000      2,588,000
  Prepaid expenses and other                       42,000        696,000

    Total current assets                        6,644,000      7,749,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                   1,107,000      1,522,000

OTHER ASSETS                                      144,000        140,000

                                               $7,895,000     $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,        December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses         $2,644,000        $3,872,000
  Deferred franchise fees                          141,000           120,000

    Total current liabilities                    2,785,000         3,992,000

NOTE PAYABLE TO SHAREHOLDER                        663,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                1,176,000         1,252,000

STOCKHOLDERS' EQUITY:

  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000.00 shares;
    issued and outstanding-512,799
    shares                                           5,000             5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                             3,871,000         3,871,000
  Accumulated deficit                           (1,348,000)       (1,115,000)

    Total stockholders' equity                   2,528,000         2,761,000

                                                $7,895,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED

                            STATEMENTS OF INCOME

                                                    For the Three Months
                                                       Ended March 31,
                                                    --------------------
                                                   1996              1995
                                                ----------        ----------
REVENUES:

  Net merchandise sales                         $3,222,000        $1,784,000
  Franchise fees                                    80,000            43,000
  Royalties                                        240,000           219,000
  Other                                             60,000            56,000

    Total revenues                               3,602,000         2,102,000

EXPENSES:

  Cost of sales                                  2,659,000         1,505,000
  Selling, general and administrative            1,158,000           841,000
  Golf centers and driving range
    development costs                               94,000                 0

    Total expenses                               3,911,000         2,346,000

LOSS BEFORE BENEIT/PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST              (309,000)         (244,000)

PROVISION FOR INCOME TAXES                               0                 0

LOSS BEFORE MINORITY INTEREST                     (309,000)         (244,000)

MINORITY INTEREST                                   76,000            53,000

NET LOSS                                       $  (233,000)      $  (191,000)

LOSS PER COMMON SHARE:                         $      (.04)      $      (.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.


           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED

                          STATEMENTS OF CASH FLOWS

                                                     For the Three Months
                                                         Ended March 31,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (233,000)  $  (191,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                               (76,000)      (53,000)
      Depreciation and amortization                    27,000        14,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable       (112,000)       81,000
    Decrease in inventory                             274,000        43,000
    (Increase) decrease in prepaid expenses
      and other                                       654,000      (376,000)
    (Increase) decrease in other assets                (4,000)        1,000
    Increase (decrease) in accounts payable           (773,00)      658,000
    Increase in deferred franchise fees                21,000             0

Net cash provided by(used in) operating activities   (222,000)      177,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (152,000)   (1,545,000)
  Refund development costs                             85,000             0

Net cash flows used by investing activities           (67,000)   (1,545,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS            (289,000)   (1,368,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $   754,000   $ 2,218,000

The accompanying notes are an integral part of these condensed consolidated financial statements.


            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2.  STATEMENT OF CASH FLOWS

          For the purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information:

Cash paid during the three months ended on:
                                                     March 31,
                                                 1996        1995
                                                -------------------
          Interest                              $17,000     $15,000

          Income taxes                          $     0     $     0

NOTE 3.   RELATED PARTY TRANSACTIONS

          Las Vegas Retail - related party purchases inventory at cost from the Company. Such purchases amounted to $355,000 and $190,000 for the three months ended March 31, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEASONALITY

          Las Vegas Discount Golf & Tennis, Inc.'s (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

          During the three months ended March 31, 1996, the Company had a net loss of $233,000 as compared to a net loss of $191,000 for the same period in 1995. Total revenues for the first three months of 1996 increased by approximately $1,500,000 (71%) as compared to the same period in 1995. The increase in revenues was primarily attributable to a $1,438,000 increase in merchandise sales coupled with a $62,000 net increase in all other revenue categories. Merchandise sales increased due to the two new stores opened after the first quarter of 1995. Since franchise fees are recognized when the applicable franchise stores opened, the increase in franchise fees reflects an increase in the number of stores opened in the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

          Royalties increased $21,000 (10%) in the first quarter to $240,000.

          Cost of Sales as percentage of merchandise sales decreased from 84% in 1995 to 83% in 1996 as a result of a shift in product mix to items with higher average profit margins.

          Selling, general and administrative expenses increased by $411,000 (49%) in 1996 as compared to 1995, primarily attributable to the expenses of operating the two new company owned stores in Encino and Westwood, California and research and development expenses.

          In May of 1994 Saint Andrews Golf Corporation ("SAGC") entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf/sports park. The lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

          In June 1995 the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criterion contained within the lease, up to an aggregate amount of $3.5 million.

          Upon notification of the Lease termination the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease, the Company believes that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs are reimbursable by the purchaser. The purchaser has reviewed such support and has indicated that it believes that only a portion of the construction costs submitted are reimbursable within the context of the Lease agreement.

          No settlement was reached regarding the disputed amount and on February 27, 1996 the Company filed a complaint with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.

          Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded a lease termination receivable for this amount in the accompanying balance sheet as of March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, the Company had working capital of approximately $3,859,000 as compared to $3,757,000 at December 31, 1995.


          Cash decreased from $1,043,000 at December 31, 1995, to $754,000 at March 31, 1996, primarily due to the net loss of $233,000, a $112,000 increase in accounts receivable, and a $773,000 decrease in accounts payable. These amounts were offset by a $274,000 decrease in inventory, a $654,000 decrease in prepaid expenses, an $85,000 refund of development costs, $27,000 in depreciation and amortization and a $21,000 increase in deferred franchise fees.

          The Company incurred $152,000 of capital expenditures during the quarter related to the All-American SportPark.

          The Company's sources of working capital include its curent cash balance, cash flows from operating activities and a $400,000 bank line of credit. Management believes that these sources of cash will be adequate to fund operations throughout the balance of 1996.

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

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See "Results of Operations" above for a discussion of the lawsuit filed on February 27, 1996.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.


                                    By:/s/ Voss Boreta
                                      Voss Boreta, President
                                      and Chief Financial Officer
Date: May 15, 1996

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically