Form 10QSB
period 1996-06-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1996-08-12
CIK 793044

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

                            Yes X             No___

As of August 8, 1996, 5,319,008 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4

         Unaudited Condensed Consolidated Statements of Income        5

         Unaudited Condensed Consolidated Statements of Cash Flows    6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  7-8

Item 2.  Management's Discussion and Analysis and
         Plan of Operations                                          9-11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            11

Item 2.  Changes in Securities                                        11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                          11-12

Item 6.  Exhibits and Reports on Form 8-K                             12

         Signatures                                                   13

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                June 30,     December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                   $   829,000     $1,043,000
  Accounts receivable from franchisees, net       505,000        422,000
  Lease termination receivable                  3,000,000      3,000,000
  Inventories                                   3,058,000      2,588,000
  Prepaid expenses and other                       44,000        696,000

    Total current assets                        7,436,000      7,749,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                   1,360,000      1,522,000

OTHER ASSETS                                       65,000        140,000

                                               $8,861,000     $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,         December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)
CURRENT LIABILITIES:

  Line of credit                                $  213,000        $        0
  Accounts payable and accrued expenses          3,513,000         3,872,000
  Deferred franchise fees                          143,000           120,000

    Total current liabilities                    3,869,000         3,992,000

NOTE PAYABLE TO SHAREHOLDER                        651,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                1,112,000         1,252,000

STOCKHOLDERS' EQUITY:

  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                           5,000             5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                             3,871,000         3,871,000
  Accumulated deficit                           (1,390,000)       (1,115,000)

    Total stockholders' equity                   2,486,000         2,761,000

                                                $8,861,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED

                            STATEMENTS OF INCOME

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:

Net merchandise sales          $3,756,000  $3,496,000  $6,411,000  $4,956,000
Franchise fees                     40,000      82,000     120,000     125,000
Royalties                         373,000     375,000     613,000     594,000
Other                              61,000      21,000     121,000      77,000

  Total revenues                4,230,000   3,974,000   7,265,000   5,752,000

EXPENSES:

Cost of sales                   2,959,000   2,831,000   5,051,000   4,012,000
Selling, general and
  administrative                1,270,000     935,000   2,428,000   1,776,000
Golf centers and driving
  range development costs         107,000           0     201,000           0
Unreimbursed lease
  expenditures                          0      37,000           0      37,000
  Total expenses                4,336,000   3,803,000   7,680,000   5,825,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME
  TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEM         (106,000)    171,000    (415,000)    (73,000)

PROVISION FOR INCOME TAXES              0           0           0           0

INCOME (LOSS) BEFORE
  MINORITY INTEREST AND
  EXTRAORDINARY ITEM             (106,000)    171,000    (415,000)    (73,000)

MINORITY INTEREST                  64,000      (2,000)    140,000      51,000

NET INCOME (LOSS)             $   (42,000) $  169,000  $ (275,000) $  (22,000)

INCOME (LOSS) PER
  COMMON SHARE:               $      (.01) $      .03  $     (.05) $      .00

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED

                          STATEMENTS OF CASH FLOWS

                                                      For the Six Months
                                                        Ended June 30,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (275,000)  $   (22,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                              (140,000)      (51,000)
      Depreciation and amortization                    54,000        29,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable        (83,000)      148,000
    Increase in lease termination receivable                0    (2,983,000)
    Decrease in inventory                            (470,000)     (450,000)
    (Increase) decrease in prepaid expenses
      and other                                       652,000      (217,000)
    Decrease in other assets                          (75,000)       27,000
    Increase (decrease) in accounts payable            95,000     1,305,000
    Increase in deferred franchise fees                23,000        30,000

Net cash used by operating activities                 (69,000)   (2,184,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (431,000)     (144,000)
  Refund development costs                             85,000             0

Net cash flows used by investing activities          (346,000)     (144,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from line of credit                  213,000             0
  Principal payment on shareholder note payable       (12,000)            0

Net cash provided by financing activities             201,000             0

NET DECREASE IN CASH AND CASH EQUIVALENTS            (214,000)   (2,328,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $   829,000   $ 1,258,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Certain 1995 amounts have been reclassified to conform with 1996 classifications. Such reclassifications had no effect on reported net income.

NOTE 2.  STATEMENT OF CASH FLOWS

For the purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information:

Cash paid during the six months ended on:
                                                     June 30,
                                                 1996        1995
                                                -------------------
          Interest                              $33,000     $31,000

          Income taxes                          $     0     $     0

NOTE 3.   RELATED PARTY TRANSACTIONS

Las Vegas Retail - related party purchases inventory at cost from the Company. Such purchases amounted to $665,000 and $305,000 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 4.  SUBSEQUENT EVENTS

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between SAGC and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. SAGC will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Convertible Preferred Stock.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of SAGC's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on SAGC's Common Stock. Under certain circumstances, SAGC may redeem the Series A Convertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of SAGC's Common Stock.

Pursuant to the term of the Agreement, TOI also received an option to purchase up to 250,000 shares of SAGC's Common Stock at $5.00 per share at any time until July 29, 2001.

The Agreement provides for certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option.

Pursuant to the Agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Hideki Yamagata as an additional Director of SAGC. Mr. Yamagata is President of Three Oceans Inc.

In connection with the initial closing of the Agreement, SAGC granted TOI certain first refusal rights with respect to debt and/or equity financing arrangements for SportParks developed by SAGC and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, SAGC granted TOI and its designees certain signage rights at SAGC's first two SportParks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEASONALITY

Las Vegas Discount Golf & Tennis, Inc.'s (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

During the six months ended June 30, 1996, the Company had a net loss of $275,000 as compared to a net loss of $22,000 for the same period in 1995. Total revenues for the first six months of 1996 increased by approximately $1,513,000 (26%) as compared to the same period in 1995. The increase in revenues was primarily attributable to a $1,455,000 increase in merchandise sales coupled with a $58,000 net increase in all other revenue categories. Merchandise sales increased due to the two new stores opened after the first quarter of 1995. Since franchise fees are recognized when the applicable franchise stores open, the decrease in franchise fees reflects a decrease in the number of stores opened in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Royalties increased $19,000 (3%) in 1996 from 1995 due to an increased level of sales by the franchisees.

Cost of Sales as percentage of merchandise sales decreased from 81% in 1995 to 79% in 1996 as a result of a shift in product mix to items with higher average profit margins.

Selling, general and administrative expenses increased by $816,000 (45%) in 1996 as compared to 1995, primarily attributable to the expenses of operating the two new company-owned stores in Encino and Westwood, California and development expenses associated with the All-American SportPark.

In May of 1994 Saint Andrews Golf Corporation ("SAGC") entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf/sports park. The lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property.

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

Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded the lease termination receivable as a current asset in the accompanying balance sheet as of June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

During the three months ended June 30, 1996, the Company had a net loss of $42,000 as compared to a net profit of $169,000 for the same period in 1995. Total revenues for the second quarter of 1996 increased by approximately $256,000 (6%) as compared to the same period in 1995. The increase in revenues was primarily attributable to a $260,000 increase in merchandise sales coupled with a $4,000 net decrease in all other revenue categories. Merchandise sales increased due to the two new stores opened after the first quarter of 1995. Since franchise fees are recognized when the applicable franchise stores open, the decrease in franchise fees reflects a decrease in the number of stores opened in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Royalties decreased $2,000 (1%) in 1996 compared to 1995 due to slightly lower sales by the franchisees.

Cost of Sales as percentage of merchandise sales decreased from 81% in 1995 to 79% in 1996 as a result of a shift in product mix to items with higher average profit margins.

Selling, general and administrative expenses increased by $405,000 (42%) in 1996 as compared to 1995, primarily attributable to the expenses of operating the two new company-owned stores in Encino and Westwood, California and the development expenses associated with the All-American SportPark.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of approximately $3,567,000 compared to $3,757,000 at December 31, 1995. The decline in working capital was primarily due to the net loss for the six month period.

Cash decreased from $1,043,000 at December 31, 1995, to $829,000 at June 30, 1996, primarily due to the net loss of $275,000, an $83,000 increase in accounts receivable, a $470,000 increase in inventory and $431,000 of capital expenditures which were related to the All-American SportPark. These amounts were offset by a $95,000 increase in accounts payable, a $652,000 decrease in prepaid expenses, an $85,000 refund of development costs, $54,000 in depreciation and amortization, a $23,000 increase in deferred franchise fees, a $75,000 decrease in other assets, and $213,000 in borrowing from a line of credit.

The Company incurred $431,000 of capital expenditures during the six months which were related to the All-American SportPark.

The Company's sources of working capital include its current cash balance, cash flows from operating activities, a $400,000 bank line of credit and the issuance of 500,000 shares of Series A Convertible Preferred Stock for Saint Andrews Golf Corporation.

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between SAGC and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. SAGC will use the proceeds of these sales for the SportPark segment of its business. (See Part II, Item 5 below.)

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

The Company expects to have significant capital expenditures when construction of the first SportPark is commenced.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See "Results of Operations" above for a discussion of the lawsuit filed on February 27, 1996.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         (a)  SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between SAGC and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. SAGC will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Convertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of SAGC's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on SAGC's Common Stock. Under certain circumstances, SAGC may redeem the Series A Convertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of SAGC's Common Stock.

Pursuant to the term of the Agreement, TOI also received an option to purchase up to 250,000 shares of SAGC's Common Stock at $5.00 per share at any time until July 29, 2001.

The Agreement provides for certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option.

Pursuant to the Agreement, SAGC expanded the number of Directors from four to five, and elected Hideki Yamagata as an additional Director of SAGC. Mr. Yamagata is President of Three Oceans Inc.

In connection with the initial closing of the Agreement, SAGC granted TOI certain first refusal rights with respect to debt and/or equity financing arrangements for SportParks developed by SAGC and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, SAGC granted TOI and its designees certain signage rights at SAGC's first two SportParks.

         (b)  LEASE FOR LAS VEGAS SPORTPARK SITE.

On July 12, 1996, SAGC entered into a lease covering approximately 65 acres of land in Las Vegas, Nevada, on which SAGC intends to develop its first All-American SportPark. The project is expected to include a golf driving range; a pro shop/clubhouse; a par 3 golf course; a 27-hole putting course; a Major League Baseball Slugger Stadium; a NASCAR Speed Park; an off-ice hockey complex; and other facilities. The land is adjacent to McCarron Inter-national Airport and in the vicinity of the new Circus Circus multi-billion dollar hotel resort development referred to as "The Millennium Project". The lease will be for an initial term of 15 years, and SAGC will have two options to extend for five years each. The landlord may cancel the lease if the SportPark is not completed by July 12, 1998.

The lease provides for a minimum rental during the first five years of $625,000 per year. The minimum rental will begin to accrue when the SportPark opens or 12 months after the lease period commences, whichever occurs first. The minimum rental will be increased 10% at the end of each five years during the term of the lease. SAGC will be required to pay additional rent to the extent that percentages ranging from 3% to 10% of gross receipts, depending on the type of revenue, exceeds the minimum rental. In connection with the signing of the lease, SAGC paid a deposit of $500,000 which will be applied to minimum rental payments, and to a security deposit of approximately $104,000 which will be applied to minimum rental payments at the end of the fourth year of the lease.

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
Date: August 9, 1996

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically