Form 10QSB
period 1996-09-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1996-11-18
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                     Commission File Number: 0-17436

                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1034868
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
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

                            Yes X             No___

As of November 11, 1996, 5,319,008 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                               FORM 10-QSB

                                  INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4

         Unaudited Condensed Consolidated Statements of Income        5

         Unaudited Condensed Consolidated Statements of Cash Flows    6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  7-8

Item 2.  Management's Discussion and Analysis and
         Plan of Operations                                          9-11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            11

Item 2.  Changes in Securities                                        11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K                             11

         Signatures                                                   12

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                             September 30,   December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                   $ 3,754,000     $1,043,000
  Accounts receivable from franchisees, net       485,000        422,000
  Stock subscriptions receivable                1,000,000              0
  Lease termination receivable                  3,123,000      3,000,000
  Inventories                                   3,018,000      2,588,000
  Prepaid expenses and other                       73,000        696,000

    Total current assets                       11,453,000      7,749,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                   1,995,000      1,522,000

OTHER ASSETS                                       45,000        140,000

                                              $13,493,000     $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,      December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)
CURRENT LIABILITIES:

  Line of credit                                $  468,000        $        0
  Current portion of long-term debt                 14,000                 0
  Accounts payable and accrued expenses          3,095,000         3,872,000
  Deferred franchise fees                          182,000           120,000

    Total current liabilities                    3,759,000         3,992,000

LONG-TERM DEBT                                      30,000                 0

NOTE PAYABLE TO SHAREHOLDER                        651,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                3,450,000         1,252,000

STOCKHOLDERS' EQUITY:

  Preferred stock                                2,452,000             5,000
  Common stock                                   3,871,000         3,871,000
  Accumulated deficit                           (1,463,000)       (1,115,000)

    Total stockholders' equity                   4,860,000         2,761,000

                                               $13,493,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF INCOME

                                For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:

Net merchandise sales          $1,330,000  $2,655,000  $7,741,000  $7,611,000
Franchise fees                     40,000      40,000     160,000     165,000
Royalties                         290,000     326,000     903,000     920,000
Other                              50,000      92,000     171,000     169,000

  Total revenues                1,710,000   3,113,000   8,975,000   8,865,000

EXPENSES:

Cost of sales                     802,000   1,919,000   5,853,000   5,931,000
Selling, general and
  administrative                1,028,000   1,112,000   3,456,000   2,925,000
Golf centers and driving
  range development costs           6,000           0     207,000           0

  Total expenses                1,836,000   3,031,000   9,516,000   8,856,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST    (126,000)     82,000    (541,000)      9,000

PROVISION FOR INCOME TAXES              0           0           0           0

INCOME (LOSS) BEFORE
  MINORITY INTEREST              (126,000)     82,000    (541,000)      9,000

MINORITY INTEREST                  53,000      (1,000)    193,000      50,000

NET INCOME (LOSS)             $   (73,000) $   81,000  $ (348,000) $   59,000

INCOME (LOSS) PER
  COMMON SHARE:               $      (.01) $      .02  $     (.07) $      .01

The accompanying notes are an integral part of these condensed consolidated financial statements.

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED

                        STATEMENTS OF CASH FLOWS
                                                      For the Nine Months
                                                      Ended September 30,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (348,000)  $    59,000

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                              (193,000)      (50,000)
      Depreciation and amortization                    81,000        35,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable        (63,000)       74,000
    Increase in lease termination receivable         (123,000)   (2,484,000)
    (Increase) in inventory                          (430,000)     (830,000)
    (Increase) decrease in prepaid expenses
      and other                                       623,000       (17,000)
    (Increase) decrease in other assets                95,000      (617,000)
    Increase (decrease) in accounts payable          (323,000)    1,206,000
    Increase in deferred franchise fees                62,000        30,000

Net cash provided(used) by operating activities      (619,000)   (2,594,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,093,000)     (250,000)
  Refund development costs                             85,000             0
  Decrease in other assets                                  0        24,000

Net cash flows used by investing activities        (1,008,000)     (226,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from line of credit                  468,000             0
  Proceeds from long-term debt                         45,000             0
  Payment on long-term debt                            (1,000)     (140,000)
  Principal payment on shareholder note payable       (12,000)            0
  Proceeds from sale of preferred stock             4,000,000             0
  Preferred stock issuance costs                     (162,000)            0

Net cash provided(used) by financing activities     4,338,000      (140,000)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 2,711,000    (2,960,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $ 3,754,000   $   626,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Certain 1995 amounts have been reclassified to conform with 1996 classifications. Net merchandise sales and cost of sales have each been reduced to reflect intercompany sales of $767,000 for the nine months and $261,000 for the three months ending September 30, 1995. Such reclassifications had no effect on reported net income.

NOTE 2.  STATEMENT OF CASH FLOWS

For the purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information:

Cash paid during the nine months ended on:
                                                   September 30,
                                                  1996       1995
                                                -------------------
          Interest                              $58,000     $46,000
          Income taxes                          $     0     $ 1,000

Non cash investing and financing activities:  None.

NOTE 3.  LEASE

On July 22, 1996, All-American SportPark, Inc., a subsidiary of Saint Andrews Golf Corporation executed a 15 year (two 5 year options) ground lease for 65 acres of vacant land for the development of the company's first All-American SportPark project. Future minimum lease payments for the next five years follow:

                    Year  1   $625,000
                          2    625,000
                          3    625,000
                          4    625,000
                          5    625,000

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

NOTE 4.  RELATED PARTY TRANSACTIONS

Las Vegas Retail - related party purchases inventory at cost from the Company. Such purchases amounted to $1,096,000 and $434,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 5.  PREFERRED STOCK ISSUANCE

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 500,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $5,000,000. As of September 30, 1996, TOI has paid $4,000,000 for 400,000 shares. The additional 100,000 shares were issued and paid for on October 27, 1996. SAGC is using these proceeds, less the $162,000 estimated cost of issuance, to develop its subsidiary, All-American SportPark, Inc.

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

Pursuant to the Agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Hideki Yamagata as a Director of SAGC. Mr. Yamagata is president of Three Oceans Inc.

In connection with the initial closing of the Agreement, SAGC granted TOI certain first refusal rights with respect to debt and/or equity financing arrangements for SportParks developed by SAGC's subsidiary All-American SportPark, Inc. and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, SAGC granted TOI and its designees certain signage rights at All-American SportPark, Inc.'s first two SportParks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEASONALITY

Las Vegas Discount Golf & Tennis, Inc.'s (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

During the nine months ended September 30, 1996, the Company had a net loss of $348,000 as compared to a net income of $59,000 for the same period in 1995. Total revenues for the first nine months of 1996 increased by approximately $110,000 (1%) as compared to the same period in 1995. The increase in revenues was primarily attributable to a $130,000 increase in merchandise sales which was partially offset by a $20,000 net decrease in other revenue categories. Royalties declined $17,000 (2%) to $903,000, primarily due to lower sales at the franchisee level in the third quarter. Management believes the lower sales in the third quarter of 1996 were temporary declines due to poor weather during September in the Canadian provinces, the relocation of two Canadian stores, and an unexpected sales decline during the three weeks of the Olympic Games.

Cost of Sales as percentage of merchandise sales decreased from 78% in 1995 to 76% in 1996 as a result of a shift in product mix to items with higher average profit margins.

Selling, general and administrative expenses increased by $531,000 (18%) in 1996 as compared to 1995, primarily attributable to the expenses of operating the two new company owned stores in Encino and Westwood, California. These stores were opened April 1995 and August 1995 respectively, resulting in increased expenses for the first two quarters of 1996 as compared to the first two quarters of 1995. See discussion under Three Months Ended September 30, 1996 for decline in third quarter expenses. Research and development expenses increased $207,000 due to expenditures for All-American SportPark, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

During the three months ended September 30, 1996, the Company had a net loss of $73,000 as compared to a net profit of $81,000 for the same period in 1995. Total revenues for the third quarter of 1996 decreased by approximately $1,403,000 (45%) as compared to the same period in 1995. The decrease in revenues was primarily attributable to a $1,325,000 decrease in merchandise sales coupled with a $78,000 net decrease in other revenue categories. Management believes the decrease in merchandise sales in the third quarter 1996 resulted from temporary declines due to poor weather during September in the Canadian provinces, relocation of two Canadian Stores, and an unexpected sales decline during the three weeks of the Olympic Games. Royalties decreased $36,000(10%) in the third quarter to $290,000 primarily due to lower sales at the franchise level for the reasons discussed above.

Cost of Sales as percentage of merchandise sales decreased from 72% in 1995 to 60% in 1996 as a result of a shift in product mix to items with higher average profit margins.

Selling, general and administrative expenses decreased by $84,000 (8%) in 1996 as compared to 1995 due to settlement of the Saint Andrews Golf Corporation's
(SAGC) ground lease lawsuit. In anticipation of the settlement on October 1, 1996 SAGC reclassified $123,000 of legal fees expensed during 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of approximately $7,693,000 compared to $3,757,000 at December 31, 1995. The increase was due to the sale of preferred stock by the Company's majority-owned subsidiary.

Cash increased from $1,043,000 at December 31, 1995 to $3,754,000 at September 30, 1996. This increase in cash was primarily attributable to financing activities with a $3,838,000 increase from the issuance of preferred stock by Saint Andrews Golf Corporation and a $500,000 net increase in borrowings. These financing activities were offset by $619,000 of cash used by operations primarily due to the net loss and an increase in inventory. Cash flows from investing activities used $1,008,000 as a result of $1,093,000 of capital expenditures during the nine months which were primarily related to the All-American SportPark, Inc. subsidiary, which was slightly offset by a $85,000 refund for returned items on the development of the golf/sports park development (referred to under "Legal Proceedings" in this Report).

The Company's sources of working capital include its current cash balance, cash flows from operating activities, a $400,000 bank line of credit and the issuance of 500,000 shares of Series A Convertible Preferred Stock for St. Andrews Golf Corporation. On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 500,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $5,000,000. As of September 30, 1996, TOI had paid $4,000,000 for 400,000 shares. The additional 100,000 shares were issued for $1,000,000 on October 27, 1996. SAGC is using these proceeds, less the $162,000 estimated cost of issuance, to develop its subsidiary, All-American SportPark, Inc.

Management believes that these sources of cash will be adequate to fund operations throughout the balance of 1996.

Working capital requirements are the greatest in the first and fourth quarters as the Company increases inventories to meet demands for the Spring and pre-Christmas seasons. Since certain Company Brands inventory items have a longer ordering cycle and will require the Company to stock increasing levels of such items as the demand of franchisees increases, the Company believes it will need greater working capital to finance inventory requirements.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In May of 1994, SAGC entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf/sports park. The lease contained provisions which allowed the lessor to terminated the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by SAGC.

In June 1995 the lessor notified SAGC that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease, SAGC was entitled to reimbursement of unamortized construction costs which it incurred, based upon the criterion contained within the lease, up to an aggregate amount of $3.5 million.

Upon notification of the Lease termination, SAGC ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease SAGC believed that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs were reimbursable by the purchaser. The purchaser reviewed such support and indicated that he believed that only a portion of the construction costs submitted were reimbursable within the context of the Lease agreement.

On February 27, 1996 SAGC filed a complaint against the purchaser with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compensatory damages, punitive damages attorney fees and costs.

In October 1996, a settlement of $3,217,500 was reached and paid to SAGC.

Item 2.  CHANGES IN SECURITIES - None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.  OTHER INFORMATION - None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibit 27 - Financial Data Schedule:  Filed herewith electronically

    (b)  Reports on Form 8-K.

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

                                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

                                    By:/s/ Voss Boreta
                                       Voss Boreta, President
                                       and Chief Financial Officer
Date:  November 18, 1996

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically