Form 10QSB/A
period 1996-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-03-27
CIK 793044

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-QSB/A
                              Amendment No. 1

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

     LAS VEGAS DISCOUNT GOLF & TENNIS, Inc. AND SUBSIDIARIES
                      NOTES TO FORM 10-QSB/A

This amendment to the Las Vegas Discount Golf & Tennis, Inc. quarterly report on Form 10-QSB/A for the quarterly period ended March 31, 1996 makes adjustments to the previously reported results of operations and financial position for the following:

1. Elimination of intercompany sales and cost of sales totaling $567,000 for the three months ended March 31, 1996 and $324,000 for the three months ended March 31, 1995. The elimination of these intercompany sales and cost of sales amounts had no impact on previously reported net income.

2. Deferral of a royalty advance received by the Company in 1995 and 1996 pursuant to an agreement with a credit card company previously recognized into income in 1995. The deferral and recognition into income of the royalty advance over the term of the agreement (five years) reduces the previously reported loss in the quarter ended March 31, 1996 as follows:

                                  As Reported          As Restated
                                  -----------          -----------
          Net Loss                $ (233,000)          $ (229,000)
          Loss per Share          $     (.04)          $     (.04)

                       INDEX TO FINANCIAL STATEMENTS

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4
         Unaudited Condensed Consolidated Statements of Income        5
         Unaudited Condensed Consolidated Statements of Cash Flows    6
         Notes to Unaudited Condensed Consolidated Financial
           Statements                                                 7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          7-9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            9
Item 2.  Changes in Securities                                        9
Item 3.  Defaults Upon Senior Securities                              9
Item 4.  Submission of Matters to a Vote of Security Holders          9
Item 5.  Other Information                                            9
Item 6.  Exhibits and Reports on Form 8-K                             9
         Signatures                                                  10

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                               March 31,     December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)   (As Restated)
CURRENT ASSETS:

  Cash and cash equivalents                   $   754,000     $1,043,000
  Accounts receivable from franchisees, net       534,000        422,000
  Lease termination receivable                  3,000,000      3,000,000
  Inventories                                   2,314,000      2,588,000
  Prepaid expenses and other                       42,000        696,000

    Total current assets                        6,644,000      7,749,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                   1,107,000      1,522,000

OTHER ASSETS                                      144,000        140,000

                                               $7,895,000     $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,        December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)      (As Restated)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses         $2,644,000        $3,872,000
  Deferred franchise fees                          141,000           120,000

    Total current liabilities                    2,785,000         3,992,000

NOTE PAYABLE TO SHAREHOLDER                        663,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                1,140,000         1,214,000

DEFERRED INCOME                                    111,000           117,000

STOCKHOLDERS' EQUITY:

  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                           5,000             5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                             3,871,000         3,871,000
  Accumulated deficit                           (1,423,000)       (1,194,000)

    Total stockholders' equity                   2,453,000         2,682,000

                                                $7,895,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

      LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED

                            STATEMENTS OF INCOME

                                                    For the Three Months
                                                       Ended March 31,
                                                    --------------------
                                                   1996              1995
                                                ----------        ----------
REVENUES:

  Net merchandise sales                         $2,655,000        $1,460,000
  Franchise fees                                    80,000            43,000
  Royalties                                        240,000           219,000
  Other                                             66,000            56,000

    Total revenues                               3,041,000         1,778,000

EXPENSES:

  Cost of sales                                  2,092,000         1,181,000
  Selling, general and administrative            1,158,000           841,000
  Golf centers and driving range
    development costs                               94,000                 0

    Total expenses                               3,344,000         2,022,000

LOSS BEFORE BENEIT/PROVISION FOR
  INCOME TAXES AND MINORITY INTEREST              (303,000)         (244,000)

PROVISION FOR INCOME TAXES                               0                 0

LOSS BEFORE MINORITY INTEREST                     (303,000)         (244,000)

MINORITY INTEREST                                   74,000            53,000

NET LOSS                                       $  (229,000)      $  (191,000)

LOSS PER COMMON SHARE:                         $      (.04)      $      (.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED

                          STATEMENTS OF CASH FLOWS
                                                     For the Three Months
                                                         Ended March 31,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (229,000)  $  (191,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                               (74,000)      (53,000)
      Depreciation and amortization                    27,000        14,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable       (112,000)       81,000
    Decrease in inventory                             274,000        43,000
    (Increase) decrease in prepaid expenses
      and other                                       654,000      (376,000)
    (Increase) decrease in other assets                (4,000)        1,000
    Increase (decrease) in accounts payable           (773,00)      658,000
    Increase in deferred franchise fees                21,000             0
    Decrease in deferred income                        (6,000)            -

Net cash provided by(used in) operating activities   (222,000)      177,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (152,000)   (1,545,000)
  Refund development costs                             85,000             0

Net cash flows used by investing activities           (67,000)   (1,545,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS            (289,000)   (1,368,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $   754,000   $ 2,218,000

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

NOTE 2.  STATEMENT OF CASH FLOWS

          For the purposes of the statements of cash flows, the Company con-siders all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,1995

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

          Upon notification of the Lease termination the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease, the Company believes that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs are reim-bursable by the purchaser. The purchaser has reviewed such support and has indicated that it believes that only a portion of the construction costs submitted are reimbursable within the context of the Lease agreement.

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


          Cash decreased from $1,043,000 at December 31, 1995, to $754,000 at March 31, 1996, primarily due to the net loss of $233,000, a $112,000 increase in accounts receivable, and a $773,000 decrease in accounts payable. These amounts were offset by a $274,000 decrease in inventory, a $654,000 decrease in prepaid expenses, an $85,000 refund of development costs, $27,000 in depre-ciation and amortization and a $21,000 increase in deferred franchise fees.

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

                          PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - See "Results of Operations" above for a discussion of the lawsuit filed on February 27, 1996.

Item 2.   CHANGES IN SECURITIES - None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.   OTHER INFORMATION - None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K - None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

                                    By/s/ Voss Boreta
                                      Voss Boreta, President
                                      and Chief Financial Officer
Date: March 26, 1997
                          EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically