Form 10QSB/A
period 1996-06-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-03-27
CIK 793044

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

                          Yes _X_     No ___

As of August 8, 1996, 5,319,008 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES

                      NOTES TO FORM 10-QSB/A

This amendment to the Las Vegas Discount Golf & Tennis, Inc. quarterly report on Form 10-QSB/A for the quarterly period ended June 30, 1996 makes adjustments to the previously reported results of operations and financial position for the following:

1. Elimination of intercompany sales and cost of sales for the comparable June 30, 1995 periods totaling $182,000 and 506,000 for the three and six months ended June 30, 1995. The elimination of these intercompany sales and cost of sales amounts had no impact on previously reported net income.

2. Deferral of a royalty advance received by the Company in 1995 and 1996 pursuant to an agreement with a credit card company previously recognized into income in 1995. The deferral and recognition into income of the royalty advance over the term of the agreement (five years) reduces the previously reported loss in the quarter and six months ended June 30, 1996 as follows:
                                       As Reported     As Restated
     Quarter Ended June 30, 1996       -----------     -----------
          Net Loss                     $  (42,000)     $  (38,000)
          Loss per Share               $     (.01)     $     (.01)
     Six Months Ended June 30, 1996
          Net Loss                     $ (275,000)     $ (267,000)
          Loss per Share               $     (.05)     $     (.05)

                       INDEX TO FINANCIAL STATEMENTS

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4
         Unaudited Condensed Consolidated Statements of Income        5
         Unaudited Condensed Consolidated Statements of Cash Flows    6
         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  7-8

Item 2.  Management's Discussion and Analysis and
         Plan of Operations                                          9-11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            11
Item 2.  Changes in Securities                                        11
Item 3.  Defaults Upon Senior Securities                              11
Item 4.  Submission of Matters to a Vote of Security Holders          11
Item 5.  Other Information                                          11-12
Item 6.  Exhibits and Reports on Form 8-K                             12

         Signatures                                                   13

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                June 30,     December 31,
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

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,         December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)      (As Restated)
CURRENT LIABILITIES:

  Line of credit                                $  213,000        $        0
  Accounts payable and accrued expenses          3,513,000         3,872,000
  Deferred franchise fees                          143,000           120,000

    Total current liabilities                    3,869,000         3,992,000

NOTE PAYABLE TO SHAREHOLDER                        651,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                1,078,000         1,214,000

DEFERRED INCOME                                    105,000           117,000

STOCKHOLDERS' EQUITY:

  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                           5,000             5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                             3,871,000         3,871,000
  Accumulated deficit                           (1,461,000)       (1,194,000)

    Total stockholders' equity                   2,415,000         2,682,000

                                                $8,861,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED

                            STATEMENTS OF INCOME

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:

Net merchandise sales          $3,756,000  $3,314,000  $6,411,000  $4,450,000
Franchise fees                     40,000      82,000     120,000     125,000
Royalties                         373,000     375,000     613,000     594,000
Other                              67,000      21,000     133,000      77,000

  Total revenues                4,236,000   3,792,000   7,277,000   5,246,000

EXPENSES:

Cost of sales                   2,959,000   2,649,000   5,051,000   3,506,000
Selling, general and
  administrative                1,270,000     935,000   2,428,000   1,776,000
Golf centers and driving
  range development costs         107,000           0     201,000           0
Unreimbursed lease
  expenditures                          0      37,000           0      37,000
  Total expenses                4,336,000   3,621,000   7,680,000   5,319,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME
  TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEM         (100,000)    171,000    (403,000)    (73,000)

PROVISION FOR INCOME TAXES              0           0           0           0

INCOME (LOSS) BEFORE
  MINORITY INTEREST AND
  EXTRAORDINARY ITEM             (100,000)    171,000    (403,000)    (73,000)

MINORITY INTEREST                  62,000      (2,000)    136,000      51,000

NET INCOME (LOSS)             $   (38,000) $  169,000  $ (267,000) $  (22,000)

INCOME (LOSS) PER
  COMMON SHARE:               $      (.01) $      .03  $     (.05) $      .00

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED

                          STATEMENTS OF CASH FLOWS
                                                      For the Six Months
                                                        Ended June 30,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (267,000)  $   (22,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                              (136,000)      (51,000)
      Depreciation and amortization                    54,000        29,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable        (83,000)      148,000
    Increase in lease termination receivable                0    (2,983,000)
    Decrease in inventory                            (470,000)     (450,000)
    (Increase) decrease in prepaid expenses
      and other                                       652,000      (217,000)
    Decrease in other assets                           75,000        27,000
    Increase (decrease) in accounts payable            95,000     1,305,000
    Increase in deferred franchise fees                23,000        30,000
    Decrease in deferred income                       (12,000)            -

Net cash used by operating activities                 (69,000)   (2,184,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (431,000)     (144,000)
  Refund development costs                             85,000             0

Net cash flows used by investing activities          (346,000)     (144,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from line of credit                  213,000             0
  Principal payment on shareholder note payable       (12,000)            0

Net cash provided by financing activities             201,000             0

NET DECREASE IN CASH AND CASH EQUIVALENTS            (214,000)   (2,328,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $   829,000   $ 1,258,000

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

Certain 1995 amounts have been reclassified to conform with 1996 classifica-tions. Such reclassifications had no effect on reported net income.

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

NOTE 4.  SUBSEQUENT EVENTS

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between SAGC and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. SAGC will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Con-vertible Preferred Stock.
                               -7-

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of SAGC's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on SAGC's Common Stock. Under certain circumstances, SAGC may redeem the Series A Con-vertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of SAGC's Common Stock.

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

Upon notification of the Lease termination the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease the Company believes that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs are reimbursable by the purchaser. The purchaser has reviewed such support and has indicated that it believes that only a portion of the construction costs submitted are reim-bursable within the context of the Lease agreement.

No settlement was reached regarding the disputed amount and on February 27, 1996 the Company filed a complaint with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compen-satory damages, punitive damages, attorney fees and costs.

Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded the lease termination re-ceivable as a current asset in the accompanying balance sheet as of June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

During the three months ended June 30, 1996, the Company had a net loss of $42,000 as compared to a net profit of $169,000 for the same period in 1995. Total revenues for the second quarter of 1996 increased by approximately $256,000 (6%) as compared to the same period in 1995. The increase in revenues was primarily attributable to a $260,000 increase in merchandise sales coupled with a $4,000 net decrease in all other revenue categories. Merchandise sales increased due to the two new stores opened after the first quarter of 1995. Since franchise fees are recognized when the applicable franchise stores open, the decrease in franchise fees reflects a decrease in the number of stores opened in the three months ended June 30, 1996 as com-pared to the three months ended June 30, 1995.

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

Cash decreased from $1,043,000 at December 31, 1995, to $829,000 at June 30, 1996, primarily due to the net loss of $275,000, an $83,000 increase in accounts receivable, a $470,000 increase in inventory and $431,000 of capital expen-ditures which were related to the All-American SportPark. These amounts were offset by a $95,000 increase in accounts payable, a $652,000 decrease in prepaid expenses, an $85,000 refund of development costs, $54,000 in depreciation and amortization, a $23,000 increase in deferred franchise fees, a $75,000 decrease in other assets, and $213,000 in borrowing from a line of credit.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.  OTHER INFORMATION

         (a)  SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between SAGC and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. SAGC will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Con-vertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of SAGC's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on SAGC's Common Stock. Under certain circumstances, SAGC may redeem the Series A Con-vertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of SAGC's Common Stock.

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