Form 10QSB/A
period 1996-09-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-03-27
CIK 793044

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

This amendment to the Las Vegas Discount Golf & Tennis, Inc. quarterly report on Form 10-QSB/A for the quarterly period ended September 30, 1996 makes adjust-ments to the previously reported results of operations and financial position for the following:

1. Deferral of a royalty advance received by the Company in 1995 and 1996 pursuant to an agreement with a credit card company previously recog-nized into income in 1995. The deferral and recognition into income of the royalty advance over the term of the agreement (five years) re-duces the previously reported loss in the quarter and nine months ended September 30, 1996 as follows:

       QUARTER ENDED SEPTEMBER 30, 1996       AS REPORTED       AS RESTATED
       --------------------------------       -----------       -----------
       Net Loss                               $  (73,000)       $  (69,000)
       Loss Per Share                         $     (.01)       $     (.01)

       NINE MONTHS ENDED SEPTEMBER 30, 1996
       ------------------------------------
       Net Loss                               $ (348,000)       $ (335,000)
       Loss Per Share                         $     (.07)       $     (.06)

                       INDEX TO FINANCIAL STATEMENTS

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4
         Unaudited Condensed Consolidated Statements of Income        5
         Unaudited Condensed Consolidated Statements of Cash Flows    6
         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  7-8

Item 2.  Management's Discussion and Analysis and
         Plan of Operations                                          9-11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            11
Item 2.  Changes in Securities                                        11
Item 3.  Defaults Upon Senior Securities                              11
Item 4.  Submission of Matters to a Vote of Security Holders          11
Item 5.  Other Information                                            11
Item 6.  Exhibits and Reports on Form 8-K                             11

         Signatures                                                   12

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                             September 30,   December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)    (As Restated)
CURRENT ASSETS:

  Cash and cash equivalents                   $ 3,754,000     $1,043,000
  Accounts receivable from franchisees, net       485,000        422,000
  Lease termination receivable                  3,123,000      3,000,000
  Inventories                                   3,018,000      2,588,000
  Prepaid expenses and other                       73,000        696,000

    Total current assets                       10,453,000      7,749,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                   1,995,000      1,522,000

OTHER ASSETS                                       45,000        140,000

                                              $12,493,000     $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,      December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)       (As Restated)
CURRENT LIABILITIES:

  Line of credit                                $  468,000        $        0
  Current portion of long-term debt                 14,000                 0
  Accounts payable and accrued expenses          3,095,000         3,872,000
  Deferred franchise fees                          182,000           120,000

    Total current liabilities                    3,759,000         3,992,000

LONG-TERM DEBT                                      30,000                 0

NOTE PAYABLE TO SHAREHOLDER                        651,000           663,000

DEFERRED INCOME TAX LIABILITY                      743,000           743,000

MINORITY INTEREST                                3,418,000         1,214,000

DEFERRED INCOME                                     98,000           117,000

STOCKHOLDERS' EQUITY:

  Preferred stock                                1,452,000             5,000
  Common stock                                   3,871,000         3,871,000
  Accumulated deficit                           (1,529,000)       (1,194,000)

    Total stockholders' equity                   3,794,000         2,682,000

                                               $12,493,000        $9,411,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF INCOME

                                For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:

Net merchandise sales          $1,330,000  $2,655,000  $7,741,000  $7,611,000
Franchise fees                     40,000      40,000     160,000     165,000
Royalties                         290,000     326,000     903,000     920,000
Other                              56,000      92,000     190,000     169,000

  Total revenues                1,716,000   3,113,000   8,994,000   8,865,000

EXPENSES:

Cost of sales                     802,000   1,919,000   5,853,000   5,931,000
Selling, general and
  administrative                1,028,000   1,112,000   3,456,000   2,925,000
Golf centers and driving
  range development costs           6,000           0     207,000           0

  Total expenses                1,836,000   3,031,000   9,516,000   8,856,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST    (120,000)     82,000    (522,000)      9,000

PROVISION FOR INCOME TAXES              0           0           0           0

INCOME (LOSS) BEFORE
  MINORITY INTEREST              (120,000)     82,000    (522,000)      9,000

MINORITY INTEREST                  51,000      (1,000)    187,000      50,000

NET INCOME (LOSS)             $   (69,000) $   81,000  $ (335,000) $   59,000

INCOME (LOSS) PER
  COMMON SHARE:               $      (.01) $      .02  $     (.06) $      .01

The accompanying notes are an integral part of these condensed consolidated financial statements.

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED

                        STATEMENTS OF CASH FLOWS
                                                      For the Nine Months
                                                      Ended September 30,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (335,000)  $    59,000

  Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                              (187,000)      (50,000)
      Depreciation and amortization                    81,000        35,000

  Changes in assets and liabilities:

    (Increase) decrease in accounts receivable        (63,000)       74,000
    Increase in lease termination receivable         (123,000)   (2,484,000)
    (Increase) in inventory                          (430,000)     (830,000)
    (Increase) decrease in prepaid expenses
      and other                                       623,000       (17,000)
    (Increase) decrease in other assets                95,000      (617,000)
    Increase (decrease) in accounts payable          (323,000)    1,206,000
    Increase in deferred franchise fees                62,000        30,000
    Decrease in deferred income                       (19,000)            0

Net cash provided(used) by operating activities      (619,000)   (2,594,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,093,000)     (250,000)
  Refund development costs                             85,000             0
  Decrease in other assets                                  0        24,000

Net cash flows used by investing activities        (1,008,000)     (226,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from line of credit                  468,000             0
  Proceeds from long-term debt                         45,000             0
  Payment on long-term debt                            (1,000)     (140,000)
  Principal payment on shareholder note payable       (12,000)            0
  Proceeds from sale of preferred stock             4,000,000             0
  Preferred stock issuance costs                     (162,000)            0

Net cash provided(used) by financing activities     4,338,000      (140,000)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 2,711,000    (2,960,000)

CASH AND CASH EQUIVALENTS - Beginning of period     1,043,000     3,586,000

CASH AND CASH EQUIVALENTS - End of period         $ 3,754,000   $   626,000

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

In connection with the initial closing of the Agreement, SAGC granted TOI cer-tain first refusal rights with respect to debt and/or equity financing ar-rangements for SportParks developed by SAGC's subsidiary All-American Sport-Park, Inc. and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, SAGC granted TOI and its designees cer-tain signage rights at All-American SportPark, Inc.'s first two SportParks.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

During the three months ended September 30, 1996, the Company had a net loss of $73,000 as compared to a net profit of $81,000 for the same period in 1995. Total revenues for the third quarter of 1996 decreased by approximately $1,403,000 (45%) as compared to the same period in 1995. The decrease in revenues was primarily attributable to a $1,325,000 decrease in merchandise sales coupled with a $78,000 net decrease in other revenue categories. Management believes the decrease in merchandise sales in the third quarter
1996 resulted from temporary declines due to poor weather during September in the Canadian provinces, relocation of two Canadian Stores, and an unex-pected sales decline during the three weeks of the Olympic Games. Royalties decreased $36,000(10%) in the third quarter to $290,000 primarily due to lower sales at the franchise level for the reasons discussed above.

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

Cash increased from $1,043,000 at December 31, 1995 to $3,754,000 at September 30, 1996. This increase in cash was primarily attributable to financing activities with a $3,838,000 increase from the issuance of preferred stock by Saint Andrews Golf Corporation and a $500,000 net increase in borrowings. These financing activities were offset by $619,000 of cash used by operations pri-marily due to the net loss and an increase in inventory. Cash flows from investing activities used $1,008,000 as a result of $1,093,000 of capital expenditures during the nine months which were primarily related to the All-American SportPark, Inc. subsidiary, which was slightly offset by a $85,000 refund for returned items on the development of the golf/sports park develop-ment (referred to under "Legal Proceedings" in this Report).

The Company's sources of working capital include its current cash balance, cash flows from operating activities, a $400,000 bank line of credit and the issuance of 500,000 shares of Series A Convertible Preferred Stock by St. Andrews Golf Corporation. On July 29, 1996, Saint Andrews Golf Corporation ("SAGC") sold 500,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $5,000,000. As of September 30, 1996, TOI had paid $4,000,000 for 400,000 shares. The additional 100,000 shares were issued for $1,000,000 on October 27, 1996. SAGC is using these proceeds, less the $162,000 estimated cost of issuance, to develop its subsidiary, All-American SportPark, Inc.

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

                                    By /s/ Voss Boreta
                                       Voss Boreta, President
                                       and Chief Financial Officer
Date: March 26, 1997

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically