Form 10KSB/A
period 1995-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-04-07
CIK 793044

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                FORM 10-KSB/A
                               Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes __   No X

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-19 hereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries as of December 31, 1995 (As Restated - See Note 1(d)) and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1995 (As Restated - See Note 1(d)) and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     /s/ Arthur Andersen LLP
                                     ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 5, 1996

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1995 AND 1994

                                    ASSETS
                                                        1995         1994
                                                   (As Restated-
                                                   See Note 1(d))
CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,043,000  $ 3,586,000
  Accounts receivable, less allowance for
    doubtful accounts of $98,000 and $217,000           422,000      569,000
  Lease termination receivable                        3,000,000           -
  Notes receivable                                       52,000        2,000
  Inventories                                         2,588,000    1,256,000
  Due from officer                                           -        15,000
  Due from Affiliated Store                             263,000       40,000
  Prepaid expenses and other                             16,000       44,000
  Other receivables                                     365,000           -
    Total current assets                              7,749,000    5,512,000

PROPERTY AND EQUIPMENT, net                             475,000      421,300

PROJECT DEVELOPMENT COSTS                             1,047,000      553,700

OTHER ASSETS                                            140,000      297,000

                                                    $ 9,411,000  $ 6,784,000

The accompanying notes are an integral part of these financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1995 AND 1994

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1995         1994
                                                   (As Restated-
                                                   See Note 1(d))
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 2,901,000  $ 1,060,000
  Deferred franchise fees                               120,000      120,000
  Due to Affiliated Store                               971,000           -
    Total current liabilities                         3,992,000    1,180,000

NOTE PAYABLE TO SHAREHOLDER                             663,000      618,000

DEFERRED INCOME TAX LIABILITY                           743,000      743,000

DEFERRED REVENUE                                        117,000           -

MINORITY INTEREST                                     1,214,000    1,319,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Convertible, preferred stock, Series A,
    no par value;  authorized-5,000,000 shares
    issued and outstanding-512,799 shares                 5,000        5,000
  Common stock, no par value; authorized-
    15,000,000 shares; issued and outstanding-
    5,319,008 shares                                  3,871,000    3,871,000
  Accumulated deficit                                (1,194,000)    (952,000)
    Total shareholders' equity                        2,761,000    2,924,000

                                                    $ 9,411,000  $ 6,784,000

The accompanying notes are an integral part of these financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995         1994
                                                   (As Restated-
                                                   See Note 1(d))
REVENUES:
  Wholesale                                         $ 3,700,000  $ 2,759,000
  Retail                                              7,356,000    4,634,000
  Franchise fees                                        245,000      303,000
  Royalties                                           1,209,000    1,271,000
  Other                                                 112,000      243,000
    Total revenues                                   12,622,000    9,210,000

EXPENSES:
  Wholesale                                           3,217,000    2,510,000
  Retail                                              5,530,000    3,392,000
  Selling, general and administrative                 4,068,000    2,873,000
  Provision for doubtful accounts                        76,000      193,000
  Golf centers and driving range development costs      108,000           -
    Total expenses                                   12,999,000    8,968,000

INCOME (LOSS) FROM OPERATION                           (377,000)     242,000

INTEREST INCOME AND EXPENSE
  Income                                                 87,000       26,000
  Expense                                               (57,000)    (115,000)
                                                         30,000      (89,000)

INCOME (LOSS) BEFORE INCOME TAXES                      (347,000)     153,000

  Income tax provision                                       -       149,000

INCOME (LOSS) BEFORE MINORITY INTEREST                 (347,000)       4,000

MINORITY INTEREST                                       105,000           -

NET INCOME (LOSS)                                   $  (242,000) $     4,000

NET INCOME (LOSS) PER COMMON SHARE:                 $      (.05) $        -

The accompanying notes are an integral part of these financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                         Preferred Stock      Common Stock       Accumulated    Total
                         Shares   Amount    Shares     Amount      Deficit      Equity
Balance,
December 31, 1993        512,799  $5,000  5,319,008  $2,249,000  $  (956,000) $1,298,000

Net income for the year
ended December 31, 1994       -       -          -           -         4,000       4,000

Increase in equity due
to sale of stock by SAGC,
net of deferred tax
liability of $743,000         -       -          -    1,622,000           -    1,622,000

Balance,
December 31, 1994        512,799   5,000  5,319,008   3,871,000     (952,000)  2,924,000

Net loss for the year
ended December 31, 1995
(As Restated-See Note
1(d))                         -       -          -           -      (242,000)   (242,000)

Balance,
December 31, 1995
(As Restated-See Note
1(d))                    512,799 $ 5,000 5,319,008   $3,871,000  $(1,194,000) $2,682,000

The accompanying notes are an integral part of these financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995        1994
                                                   (As Restated-
                                                   See Note 1(d))
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (242,000) $     4,000

Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Minority interest                                    (105,000)          -
  Depreciation and amortization                          79,000       87,000
Changes in assets and liabilities:
  Decrease in accounts receivable                       147,000      144,000
  (Increase) decrease in notes receivable               (50,000)      45,000
  (Increase) decrease in inventories                 (1,332,000)     555,000
  Decrease in due from officer                           15,000           -
  (Increase) decrease in prepaid expenses
    and other                                            28,000       59,000
  Increase in other receivables                        (143,000)          -
  Decrease in income tax benefit                             -       141,000
  Increase in accounts payable and accrued expenses   1,841,000      135,000
  Decrease in deferred franchise fees                        -       (10,000)
  Increase in deferred income                           117,000           -
  (Increase) decrease in receivable/payable
    with the Affiliated Store                           748,000     (120,000)

  Net cash provided by operating activities           1,103,000    1,040,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                (133,000)     (15,000)
  Lease termination receivable                       (3,000,000)          -
  Increase in other assets                              (65,000)    (230,000)
  Project development costs                            (493,000)    (514,000)

  Net cash used in investing activities              (3,691,000)    (759,000)

The accompanying notes are an integral part of these financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                          1995        1994
                                                     (As Restated-
                                                     See Note 1(d))
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable                   (215,000)  (1,011,000)
  Proceeds from note payable to shareholder             260,000      387,000
  Proceeds from issuance of common stock                     -     3,496,000
  Proceeds from issuance of stock warrants                   -       188,000

  Net cash provided by financing activities              45,000    3,060,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (2,543,000)   3,341,000

CASH AND CASH EQUIVALENTS, Beginning of year          3,586,000      245,000

CASH AND CASH EQUIVALENTS, End of year              $ 1,043,000  $ 3,586,000


SUPPLEMENTAL CASH FLOW INFORMATION:

                                                        1995         1994
     Cash paid for:
       Interest                                     $   48,000     $   79,000
       Income taxes                                 $       -      $    8,000

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

    d.  RESTATEMENT OF FINANCIAL STATEMENTS

        The accompanying financial statements have been restated to reflect a change in the accounting for the $125,000 non-refundable advance royalty payment received from MBNA in 1995 (see Note 2(b)). The Company originally recognized the full amount into income in 1995. The Company has changed its accounting for this to amortize the $125,000 to income over the five year contract period.

          Increase (decrease) in:                 1995
               Total Assets                   $     -
               Total Stockholders' Equity     $ (79,000)

         (Increase) decrease in:
               Net Loss                       $ (79,000)
               Loss Per Share                 $    (.01)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  FRANCHISE FEE REVENUE AND COMMISSION EXPENSE

        Franchise fees received and commissions paid are initially deferred, and are recognized in the statements of operations when all material services or conditions related to the sale of a franchise have been performed by the Company, typically when the franchise store opens.

    b.  ACCOUNTS RECEIVABLE AND DEFERRED INCOME

        Accounts receivable consists of amounts due from franchisees for royalties, and the sale of merchandise, computer equipment and supplies. Additionally, during 1995, SAGC entered into an agreement with MBNA America Bank, N.A. ("MBNA") which allows MBNA to use SAGC's trademark on its credit cards. The agreement provides for a $125,000 Advance Royalty payment which has been deferred and is being amortized into income over the 5 year period of the agreement. As of December 31, 1995, $100,000 of the balance was included in accounts receivable.

          The Company will receive royalties from the generation of credit card accounts.

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

    g.  INCOME (LOSS) PER COMMON SHARE

        Income (loss) per common share and common share equivalents are computed using the weighted average number of common shares and common share equivalents outstanding which totaled 5,319,008 for the years ended December 31, 1995 and 1994.

    h.  INCOME TAXES

        In May 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Tax-es". The Company adopted SFAS No. 109 during the year ended December 31,1993. Previously, the Company accounted for income taxes under Opinion No. 11 of the Accounting Principles Board. Adoption of the new standard did not have a sig-nificant effect on the Company's financial position or results of operations.

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

    k.  ISSUANCE OF SUBSIDIARY STOCK

         The Company recorded the excess of the fair value over the carrying amount of its investment in SAGC due to the initial public offering of SAGC as an equity transaction. Any future transactions involving the issuance of a subsidiary's stock will be accounted for in a similar manner.

    l.  RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform them to the current year presentation. Such reclassifications had no effect on net income (loss).

3.  SEGMENT INFORMATION
                                                 1995           1994
    REVENUES BY SEGMENT:
      Wholesale                              $ 3,700,000    $ 2,759,000
      Retail                                   7,356,000      4,634,000
      Franchise                                1,454,000      1,574,000
      Other                                      112,000        243,000
           Total revenues                    $12,622,000    $ 9,210,000

    INCOME (LOSS) BY SEGMENT:
      Wholesale                              $   (94,000)   $  (368,000)
      Retail                                    (109,000)       236,000
      Franchise                                 (178,000)       131,300
      Other                                        4,000        243,000
           Total income (loss)
           from operations                   $  (377,000)   $   242,000

    WHOLESALE REVENUES BY
    GEOGRAPHICAL AREAS:
      United States                          $ 3,540,000    $ 2,632,000
      Sweden                                     126,000         99,000
      Canada                                      34,000         28,000
                                             $ 3,700,000    $ 2,759,000
    FRANCHISE REVENUES BY
    GEOGRAPHICAL AREAS:
      United States                          $ 1,345,000    $ 1,444,000
      Canada                                     109,000        130,000
                                             $ 1,454,000    $ 1,574,000

    IDENTIFIABLE ASSETS BY SEGMENT:
      Wholesale                              $ 1,386,000    $   768,000
      Retail                                   2,948,000      1,398,000
      Franchise                                4,030,000      4,064,000
                                             $ 8,364,000    $ 6,230,000

    PROJECT DEVELOPMENT COSTS                $ 1,047,000    $   554,000
    TOTAL ASSETS                               9,411,000      6,784,000

    DEPRECIATION BY SEGMENT:
      Wholesale                              $    19,000    $    20,000
      Retail                                      38,000         34,000
      Franchise                                   22,000         33,000
                                             $    79,000    $    87,000
    DEPRECIATION BY SEGMENT:
      Wholesale                              $     2,000    $       -
      Retail                                     131,000         15,000
      Franchise                                      -              -
                                             $   133,000    $    15,000

    CAPITAL EXPENDITURES BY SEGMENT:
      Wholesale
      Retail
      Franchise

Selling, general and administrative expenses are allocated to the segment which they relate to. In 1995, the Company incurred selling, general and administrative expenses related to the SportsPark development which are not allocable to a particular segment.

4.  RELATED PARTY TRANSACTIONS

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

5.    NOTES RECEIVABLE

      Notes receivable at December 31, 1995 and 1994 represented amounts due from franchisees or former franchisees.

6.  PROPERTY AND EQUIPMENT

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

7.  LEASE TERMINATION RECEIVABLE

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

8.  PROJECT DEVELOPMENT COSTS

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

9.  NOTES PAYABLE

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

10.  LEASES

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

11. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                           Year Ended December 31,
                                             1995           1994

        Current                            $     -       $      -
        State Taxes                              -           8,000
        Deferred provisions (benefits)      (69,000)        60,000
        Increase in deferred tax asset
        valuation allowance                  69,000         81,000

                                           $     -        $149,000

    Deferred tax assets (liabilities) are related to the following at December 31, 1995 and 1994:

                                             1995           1994

        Provision for bad debt             $ 33,000       $ 74,000
        Deferred franchise fees              41,000         41,000
        Vacation accrual                     18,000         11,000
        Commissions                          (5,000)        (6,000)
        Depreciation                        (17,000)       (24,000)
        Book/tax basis difference in SAGC  (743,000)      (743,000)
        Net operating loss carryforward     245,000        150,000

                                           (428,000)      (497,000)

        Valuation allowance                (315,000)      (246,000)
        Net deferred tax liability        $(743,000)     $(743,000)

    A reconciliation of income tax expense computed by applying the statutory federal income tax rate to the Company's income from continuing operations before provision (benefit) for income taxes is as follows:

                                               1995                1994
                                           Dollars    %        Dollars    %

Federal income tax at statutory rate     $(118,000)  (34)     $ 52,000    34
Minority interest in loss                   36,000    10            -      -
State Taxes                                     -      -         8,000     5
Increase in deferred tax
  asset valuation allowance                 69,000    18        81,000     5
Other                                       13,000     6         8,000     5
                                         ---------   ---      --------    --
                                         $      -      -      $149,000    97

    As of December 31, 1995 LVDGT and SAGC have net operating loss carryforwards of $641,000 and $251,000, respectively, which are available through 2010.

12. FRANCHISE INFORMATION

    Franchise activity is summarized as follows:

                                                      Number of Franchise
                                                        1995        1994
                                                        ----        ----
    Sold during the year, net                             8          11
    Opened during the year                                6           8
    Closed during the year                              (10)        (10)
    In operation at year-end                             50          54
    Sold but not in operation at year end                 2           3

13. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

    a.  Stock Option Plans

        In June 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"), which was subsequently approved by the Company's shareholders. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations.

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

14.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

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

15. COMMITMENTS AND CONTINGENCIES

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

                                  LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Dated: April 7, 1997              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta               President, Chairman of the    April 7, 1997
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Ronald S. Boreta          Director                      April 7, 1997
Ronald S. Boreta

_________________________     Director
Robert S. Rosburg

/s/ William Kilmer            Director                      April 7, 1997
William Kilmer