Form 10KSB
period 1996-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-04-15
CIK 793044

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1996

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

State Issuer's revenues for its most recent fiscal year:  $10,798,000.

As of February 21, 1997, 5,319,008 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,514,000.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Las Vegas Discount Golf & Tennis, Inc. (the "Company") presently (1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns two-thirds (2/3's) of the outstanding shares of common stock of Saint Andrews Golf Corporation ("Saint Andrews"). The Company's ownership of two-thirds of Saint Andrews represents the Company's largest asset and the financial results of Saint Andrews have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this Report contains much disclosure about Saint Andrews and its business, readers should keep in mind that Saint Andrews operates as a separate company with its own management. For further information on Saint Andrews, please see Saint Andrew's Form 10-KSB.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta as an affiliated store of the Company (the "Affiliated Store"), subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept through its Saint Andrews subsidiary and commenced the sale of franchises. As of February 26, 1997, the Saint Andrews subsidiary had 43 franchised stores in operation in 17 states and 2 foreign countries.

     Beginning in late 1989, the Company began to implement its business strategy of promoting retail sales at franchised stores rather than through mail order, and mail order sales declined. In July, 1990, the Company discontinued all direct mail order sales.

     In 1990, the Company opened its first company-owned store in Las Vegas which served as a showcase and training center for franchisees. In 1993, the Company opened a second store in the Los Angeles, California area, and during 1995 the Company opened a store in the Westwood area of Los Angeles and a store in Encino, California.

     In addition to its ownership of two-thirds of Saint Andrews, the Company also has two wholly-owned subsidiaries -- Las Vegas Discount Golf & Tennis Rainbow, Inc. which operates the company-owned store in Las Vegas, Nevada, and Las Vegas Discount Golf & Tennis Development Corp., which operated the company-owned stores in Los Angeles, California. Unless the context indicates otherwise, all references to the Company includes the business of Las Vegas Discount Golf & Tennis, Inc. and these wholly-owned subsidiaries from the dates of their organization.

     The Saint Andrews subsidiary operated the business of franchising "Las Vegas Discount Golf & Tennis" stores and has developed a concept for and is currently constructing a sports-oriented theme park, as described below.
Saint Andrews was a wholly-owned subsidiary of the Company until December 1994 when Saint Andrews completed an initial public offering of its securities.
The net proceeds to Saint Andrews from this public offering were approximately $3,686,000.

     On December 16, 1996, the Company and Saint Andrews Golf Corporation entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to dispose of all but one of the Company-owned retail stores, all wholesale operations and the entire franchising business of Saint Andrews.

Accordingly, at December 31, 1996, the Company accounted for the retail operations, assets and liabilities to be disposed of as "held for sale" and its franchise and wholesale business segment as "discontinued operations" in the financial statements included in this Report. On February 26, 1997, the Company and Saint Andrews completed this transaction, and as a result the Company's operations, assets and liabilities now consist of one retail store and, through its ownership of Saint Andrews, the development and operation of "All-American SportParks".

     Also in December 1996, the Company announced that it intends to merge into Saint Andrews, however, the terms of this merger have not been negotiated pending the completion of an independent valuation of the two companies. The proposed merger has not been approved by the Board of Directors of either company, and would be subject to a number of contingencies including, among other things, the effectiveness of a registration statement which would be filed with the Securities and Exchange Commission, and the approval of the respective shareholders of each company.

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

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

                               SALE OF ASSETS

     On February 26, 1997, the Company and Saint Andrews completed the sale of all but one of the Company-owned retail stores, the Company's wholesale operations and Saint Andrews franchising business to an unaffiliated entity.

     The total purchase price for the transaction was $5,354,287.25 of which $4,600,000.00 was paid in cash, $264,176.62 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635.63 was withheld for accrued vacation liabilities. Of the total purchase price, $2,603,787.25 was allocated to the Company and $2,750,500 was allocated to Saint Andrews.

     In connection with the sale of the above-described assets, the Company and Saint Andrews agreed not to compete with the Buyer in the golf equipment business except that Saint Andrews is permitted to sell golf equipment at SportPark and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the Company's President, Ron Boreta, the President of Saint Andrews, and John Boreta, a principal shareholder of the Company, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for Summerlin, Nevada.

                    BUSINESS OF THE COMPANY

RETAIL STORE

     The Company currently owns and operates a "Las Vegas Discount Golf & Tennis" retail store located at 2200 Rainbow Boulevard South in Las Vegas,

Nevada. The products available in the Company's Las Vegas retail store consist of a wide variety of golf and tennis equipment. These products are generally offered at a discount from prices found in golf and tennis pro shops, sporting goods stores and other non-discount retail stores.

     Golf merchandise includes golf apparel, clubs, shoes, balls, bags and a range of accessories including caps, tees and golf instruction video tapes. The merchandise is sold under the proprietary name "St. Andrews", as well as nationally known name brands and equipment such as Callaway, Spaulding, Wilson, Mac Gregor, Titleist, Taylor Made, Ping, Dunlop, Yamaha, and others.

     Tennis merchandise includes a selection of tennis equipment such as tennis rackets, apparel, balls, shoes and other miscellaneous items. Name brands include Wilson, Prince, Dunlop, Kennex, Head, Yamaha, Adidas, Fila and others.

     The Company's retail business is seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases.

PURCHASING OF MERCHANDISE AND INVENTORY

     Merchandise is obtained from numerous manufacturers, based on purchase orders for specific products and quantities. The Company does not have any long term supply agreements although certain suppliers require minimum purchase commitments. In addition, the Company does not believe it is dependent on any one supplier and that there are alternate sources available.

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

     Approximately 50% of all inventory is imported from overseas suppliers, primarily in the Far East. As a result, the Company's business could be affected by economic or political events affecting imports or by a major reduction in the value of the dollar in relation to the currency of the countries from which the goods are imported. In addition, overseas suppliers generally require a letter of credit to be posted for the entire purchase price.

              BUSINESS OF THE COMPANY'S SAINT ANDREWS SUBSIDIARY

                            ALL-AMERICAN SPORTPARK

     Saint Andrews has developed a concept for family-oriented sports theme parks named "All-American SportPark," which will be a live action sports entertainment complex that will feature a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; a major sponsored Golf Experience, which is comprised of an executive golf course, driving range, putting course, clubhouse and training center; a SportsCenter pavilion including a multi-purpose sports arena, sports bar and clubhouse grill, brand name food court, sporting goods retail superstore, specialty retail areas, special events space and a number of lease tenant facilities.

     On July 12, 1996, Saint Andrews entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which Saint Andrews intends to develop its first All-American SportPark. The project is expected to include a golf driving range; a pro shop/clubhouse; a training and custom club-fitting center; a par 3 golf course; a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; an off-ice hockey complex; an All-American SportPark Pavilion and Arena; and other facilities. The property is located south of the Luxor Hotel on "The Strip" and borders the new I-215 Loop around the City of Las Vegas. The land is adjacent to McCarran International Airport and in the vicinity of the new Circus Circus multi-billion dollar hotel resort development referred to as "The Millennium Project". The lease will be for an initial term of 15 years, and Saint Andrews will have two options to extend for five years each. The landlord may cancel the lease if the SportPark is not completed by February 1, 1999.

     The lease provides for a minimum rental during the first five years of $625,000 per year. The minimum rental will begin to accrue when the SportPark opens or 12 months after the lease period commences, whichever occurs first. The minimum rental will be increased 10% at the end of each five years during the term of the lease. Saint Andrews will be required to pay additional rent to the extent that percentages ranging from 3% to 10% of gross receipts, depending on the type of revenue, exceeds the minimum rental. In connection with the signing of the lease, Saint Andrews paid a deposit of $500,000 which will be applied to minimum rental payments, and to a security deposit of approximately $104,000 which will be applied to minimum rental payments at the end of the fourth year of the lease.

     As of the date of this Report, Saint Andrews has not secured financing for the construction of the first SportPark. Saint Andrews has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. Saint Andrews expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and Saint Andrews' own cash. There is no assurance that financing will be obtained from any of these sources.

     The design of the project is completed for the golf facilities and approximately 90% completed for the arena pavilion and other sports activities. All design work should be completed during April 1997. Saint Andrews anticipates that the golf facilities may open by Labor Day 1997 and the arena pavilion and other sports facilities by mid-November 1997. The projected opening dates are subject to change due to delays in obtaining financing; construction delays due to availability of construction personnel, materials, adverse weather and other factors; delays in obtaining governmental permits and approvals; and other factors.

     Saint Andrews has obtained project zoning, use permits and variances from Clark County; Federal Aviation Administration approval for construction (due to the SportPark's proximity to McCarran International Airport); approval of the Clark County Department of Aviation; and architectural review approval by the Planning Commission. Saint Andrews has submitted a comprehensive Water Plan which is currently being reviewed. It is anticipated that all building plans will be submitted for review in April 1997.

FEATURE ATTRACTIONS

     MAJOR LEAGUE BASEBALL "SLUGGER STADIUM." The Slugger Stadium will be a full size replica of a major league ballpark for batting and baseball training. Saint Andrews has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums, through December 31, 1997. Under the license agreement, Saint Andrews also has the right to utilize certain Major League

Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, Saint Andrews' design is a full size stadium that replicates many of the features of a modern baseball stadium. Plans include 16 batter boxes and 16 on-deck circles. Batters will have the option of hitting hard or soft balls delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas will be designed to challenge batters to hit the balls out of the park. Completing the Major League experience will be authentic turnstiles, classic ballpark food and beverage concessions, baseball memorabilia, electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes.

     GOLF COUNTRY CLUB DRIVING RANGE, PAR 3 GOLF COURSE, GOLF CLUBHOUSE AND TRAINING CENTER. Saint Andrews is in discussions with several potential corporate sponsors for the driving range facility. The range is expected to house 110 driving range stations in a two-tiered format. The range is designed to have the appearance of an actual golf course with grass greens surrounded by sand traps and lakes as hitting targets. Pro-line equipment and popular brand name golf balls will be utilized. Plans also include a putting and chipping green and state-of-the-art training center. In addition, the SportPark will include an executive nine hole, par three golf course. The golf course is being designed to be challenging, and will include a pond and other water hazards. The facility will also include a clubhouse with a country club atmosphere including a tree-lined driveway with PGA Tour Player personality banners and an eight-foot tall bronze statue of Bobby Jones.

     NASCAR SPEEDPARK. Saint Andrews has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The license expires December 31, 1999. The SpeedPark will include three tracks to accommodate three styles of racing: family, adult and junior tacks. The family go-kart track will be a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track will be a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks will be comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.

     In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement); .25% of net profits to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under Saint Andrews' stock option plan.

     Saint Andrews is working with Roush Racing to develop the go-karts for the NASCAR SpeedParks. Roush Racing fields three NASCAR Winston Cup teams, two NASCAR Busch Grand National teams, and two NASCAR Craftsman teams. Roush is working with Saint Andrews to develop replicas of NASCAR Winston Cup Stock Cars and NASCAR Craftsman Trucks.

     OTHER ATTRACTIONS. The SportPark will also include a sports pavilion with a multipurpose sports arena, food courts, meeting rooms, specialty retail areas, special events space and leased tenant facilities for food and beverage service, retail merchandise, video game and sports skill redemption games, and other possible ancillary businesses.

AGREEMENT WITH ORACLE ONE PARTNERS, INC.

     Saint Andrews has entered into a letter agreement with Oracle One Partners, Inc. ("Oracle") whereby Oracle has been retained to assist Saint Andrews in obtaining corporate sponsorship for certain areas of the Sports Park including a license agreement from Major League Baseball for the Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. Saint Andrews is paying Oracle $4,000 a month and has agreed to pay Oracle 10% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. Saint Andrews paid Oracle $60,000 for its efforts in obtaining the license agreement with Major League Baseball. During April 1996, Saint Andrews issued options to a principal of Oracle to purchase 10,000 shares of Saint Andrews' Common Stock.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of Saint Andrews's Slugger Stadium concept. Saint Andrews obtained a license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return Saint Andrews will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium.

     Saint Andrews' right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

LETTER OF INTENT WITH PEPSI-COLA COMPANY

     In January 1997, Saint Andrews entered into a non-binding letter of intent with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the proposed agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opens. The rights to be granted to Pepsi are expected to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SporkPark, and that Pepsi would have the right to name the arena. In addition, the agreement is expected to provide that Pepsi will provide the equipment needed to dispense its products at the SporkPark.

     Saint Andrews also anticipates that the agreement with Pepsi will provide that Saint Andrews and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

LIABILITY INSURANCE

     Saint Andrews intends to purchase a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

MARKETING

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States using the prototype installation at the All-American SportPark as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

     The golf facility concept which includes the executive nine-hole par 3 golf course, driving range, clubhouse and practice putting and chipping areas are designed as a country club atmosphere for the general public. The golf portion may be expanded into various hotel and resort areas throughout the United States and can also be included in the SportPark opportunities described above or as a stand alone business.

     NASCAR SpeedPark is the "Only Officially Licensed NASCAR Go-Kart
Facility in the World". Management plans to develop the concept to include installations alongside Superspeedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums. It can also be adapted to a multi-level attraction including a portion of the golf center on the roof to the structure.

     Saint Andrews' marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas would require considerably more financial resources than Saint Andrews presently has and more management and human resources than presently exist at Saint Andrews.

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

     RETAIL STORE. The Company's Las Vegas retail store competes with general sporting goods stores, other discount golf and tennis stores such as the Nevada Bob's and Pro Golf Discount franchise stores, discount department stores such as K-Mart, catalog stores and other retailers. The Company believes that the greatest competition to its retail store comes from the other discount golf and tennis stores, the number of which has grown in recent years.

     The Company also competes with entities engaged in the sale of similar merchandise by telephone and mail order sales. The largest telephone and mail order competitor which advertises through catalogs is Austad's, which is much larger and has greater financial resources than does the Company. Major competitors that advertise through national magazine advertisements are Nevada Bob's Discount Golf & Tennis and Edwin Watts.

     Principal competitive factors faced by the Company in the sale of merchandise generally are price, quality, personal service, merchandise, convenience, and customer loyalty. The Company believes that the prices of the merchandise it offers are generally below those offered by non-discount retail outlets.

TRADE NAMES AND TRADEMARKS

     Saint Andrews has filed an "intent to use" trademark application for "All-American SportPark" and a related design and Slugger Stadium. The Company has also filed "intent to use" trademark applications with regard to the "St. Andrews" name and related designs with respect to mens' and womens' clothing and certain golf equipment and accessories. The Company and Saint Andrews intend to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

     The trademarks "Las Vegas Discount Golf & Tennis" and "St. Andrews" on golf clubs and golf bags, are registered on the principal register of the United States Patent and Trademark Office as well as in Canada and in the State of Nevada. Management of Saint Andrews also believes that it and/or the Company have developed proprietary rights to the name "Birdie Golf". In February 1997, the rights to the trademarks "Las Vegas Discount Golf & Tennis" and "Birdie Golf" were assigned to the purchaser in the sale of assets transaction.

     The purchaser of the assets granted back to Boreta Enterprises, Ltd. a perpetual license to use the name Las Vegas Discount Golf & Tennis for retail equipment stores in the State of Nevada, south of a line between Pahrump, Nevada and Mesquite, Nevada, except for Summerlin, Nevada. Boreta Enterprises, Ltd. has agreed to allow the Company's retail store on Rainbow Boulevard in Las Vegas to continue to use the name Las Vegas Discount Golf & Tennis.

EMPLOYEES

     As of March 3, 1997, the Company employed one person on a full-time basis, and Saint Andrews employed a total of seven persons on a full-time basis. Saint Andrews is also sharing nine persons with the entity which purchased the franchise business for an unspecified period. None of the Company's or Saint Andrews' employees are represented by a union, and the Company and Saint Andrews believe that their employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 15,500 square feet of warehouse space and approximately 6,000 square feet of office space at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada, at an aggregate monthly rent of approximately $14,000 from its Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. From July 1994 through June 1996 Saint Andrews was allocated 33% of the rent and the Company was allocated 67% of the rent. Beginning July 1, 1996 Saint Andrews was allocated 67% of the rent and the Company was allocated 33% of the rent. The Company believes that the rent paid is comparable to that which it could obtain from an unaffiliated party.

     In February 1997, the Company subleased a majority of the warehouse space and approximately one-half of the office space to the purchaser in the asset sale. The purchaser will pay its pro rata share of the rent, but this amount had not been calculated as of the date this report was filed.

     During 1990, the Company opened its retail store at 2200 Rainbow Boulevard South in Las Vegas, Nevada. The store is located in leased space in a small shopping center in a growing area of Las Vegas. The space covers 5,600 square feet of space, and is leased from an unaffiliated party for $7,000 per month plus cost of living adjustments, real estate taxes and other expenses. The lease expires in August, 2000.

     On July 22, 1996, Saint Andrews entered into a lease for 65 acres of land in Las Vegas, Nevada, on which Saint Andrews intends to build its first SportPark. The terms of the lease are described above under the heading "BUSINESS OF THE COMPANY'S SAINT ANDREWS SUBSIDIARY -- ALL AMERICAN SPORTPARK."

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the lawsuits described in the following paragraphs, neither the Company nor Saint Andrews is presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On February 27, 1996, Saint Andrews filed a Complaint in the District Court, Clark County, Nevada, against Gordon Gaming Corporation ("Gordon"), Saint Andrews which purchased from Howard Hughes Corporation ("Hughes") the property in Las Vegas where Saint Andrews was preparing to build its first SportPark. The lawsuit is based on a lease which Saint Andrews entered into with Hughes on May 31, 1994, for approximately 33 acres located at the corner of Sahara and Las Vegas Boulevard South. Pursuant to the lease, Hughes had the right to terminate the lease if the property was sold provided that Saint Andrews would be reimbursed for certain expenditures up to a maximum of $3.5 million.

     The lease was terminated on June 21, 1995, and according to the terms of the lease, Hughes was required to pay Saint Andrews its reimbursable amount no later than 30 days after the termination. When Gordon purchased the property from Hughes, it assumed Hughes' obligations relating to the termination of the lease. Gordon refused to make any payment to Saint Andrews, even the amount which both parties agreed was reimbursable. The Complaint sought an unspecified amount of compensatory damages, punitive damages, attorneys' fees and costs.

     In October 1996, a settlement of $3,217,500 was reached and paid to Saint Andrews.

     In 1995, Giant Ride, Inc. filed suit in the District Court of Clark County, Nevada against Saint Andrews claiming that Saint Andrews had breached a contract to purchase a giant slide for Saint Andrews' Las Vegas SportPark. Giant Ride, Inc. is seeking an unspecified amount of damages. Saint Andrews denies that it had a contract to purchase such a slide.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small-Cap Market under the symbol "LVDG." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                     HIGH         LOW
     YEAR ENDED DECEMBER 31, 1995
     First Quarter                                  $1.875     $1.125
     Second Quarter                                 $2.00      $1.1875
     Third Quarter                                  $2.125     $1.125
     Fourth Quarter                                 $2.5625    $0.71875

     YEAR ENDED DECEMBER 31, 1996
     First Quarter                                  $1.625     $0.71875
     Second Quarter                                 $1.75      $1.00
     Third Quarter                                  $1.375     $0.875
     Fourth Quarter                                 $1.28125   $0.90625

     (b) HOLDERS. The number of holders of record of the Company's $.001 par value common stock at February 25, 1997, was approximately 1,044. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     During the year ended December 31, 1996, the Company owned and operated four retail golf stores and sold merchandise on a wholesale basis to franchisees of its majority-owned subsidiary, Saint Andrews Golf Corporation ("SAGC") which operate their franchises under the name "Las Vegas Discount Golf & Tennis." The four Company-owned retail stores are located in Las Vegas, Nevada and Southern California. The 45 franchise stores are located in 16 states throughout the United States and in two foreign countries. In addition to the retail, wholesale and franchise businesses, the Company through SAGC is currently involved in the development of sports-oriented theme parks.

     On February 26, 1997, the Company and SAGC sold certain assets and transferred certain liabilities for $5.3 million to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction pursuant to an "Agreement for the Purchase and Sale of Assets". Specifically, the Company sold all of its interest in three company-owned "Las Vegas Discount Golf & Tennis" retail stores located in the Southern California metropolitan area. The sale covers the inventory, fixtures and other property at the retail stores and certain inventory and assets at the Company's headquarters. In addition, the sale includes the Company's business of selling golf and tennis equipment on a wholesale basis to franchisees of SAGC and to other retailers. Under the same agreement, SAGC also sold all of its interest in its business of franchising "Las Vegas Discount Golf & Tennis" retail stores, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the two companies. The Company expects to recognize a gain of approximately $3.8 million from this sale in the first quarter of 1997.

1996 VERSUS 1995

     Revenues for the retail stores for the year ended December 31, 1996, were $10.8 million versus $7.4 million in 1995. The net increase of 45% is due to the opening of two new Company-owned Las Vegas Discount Golf & Tennis stores in Encino and Westwood, California in April 1995 and August 1995, respectively. The full year of operations for the two stores in 1996 versus the partial year of operation in 1995 resulted in increased revenue of $3.9 million. The Las Vegas retail store revenue also increased by approximately $202,000 while the Los Angeles store experienced a decrease in revenue of $659,000.

     Cost of sales represented 77% and 75% of retail revenues during the years ended December 31, 1996 and 1995, respectively. The decrease in gross profit margins is due to discount incentives provided to customers to fuel sales growth and a shift in merchandise mix to items with lower profit margins.

     Selling, general and administrative expenses related to the retail business increased to $3,340,000 for the year ended December 31, 1996, from $2,597,000 in 1995. The increase in 1996 is due to increased marketing and administrative costs associated with operating the two new Company-owned stores which opened in Southern California in mid-1995.

     Prospectively, the Company will own and operate only one retail store located in Las Vegas, Nevada. On February 26, 1997, the Company successfully completed the sale of the majority of its existing core businesses including three of its four Company-owned retail stores and its wholesale and franchise business segments (see "Discontinued Operations" discussed below). Revenues related to the remaining retail store owned by the Company totaled approximately $2.9 million for the years ended December 31, 1996 and 1995.

     The Company's strategic emphasis at this point is the development of sports-oriented theme parks under the name "All-American SportPark." During 1996, the Company spent $207,000 in development of this concept versus $108,000 in 1995. The Company has leased a site for its first "All-American SportPark" development in Las Vegas, Nevada, which is scheduled to open in November 1997 (see discussion under "Liquidity and Capital Resources").

OTHER INCOME (EXPENSE)

     Interest income decreased 20.5% to $70,000 in 1996 due to a decrease in interest income for SAGC from $86,000 in 1995 to $70,000 in 1996. Other income was $26,000 in 1996 versus $8,000 in 1995 representing an increase in income recognition of deferred income related to advance royalty payments from an agreement with a national credit card company.

     Interest expense increased 57.9% to $90,000 in 1996 primarily as the result of an additional $19,000 in expense related to the bank line of credit.

DISCONTINUED OPERATIONS

     Wholesale revenue for the Company, which represents sales to franchisees and other non-related retail outlets were $2.9 million for the year ended December 31, 1996, compared to $3.7 million for the year ended December 31, 1995. The decrease in 1996 sales is attributed to the loss of the services of a sales manager and a sales person who had contributed significantly to wholesale revenues in 1995. Cost of sales for wholesale activities represented 93.4% of revenues in 1996 versus 90% in 1995 as the percentage of total wholesale sales to the Affiliated Store, which have no gross profit, increased in comparison to the non-related party transactions. The revenues and costs related to wholesale activities have been classified as discontinued operations due to the sale of this business segment as part of the "Agreement for the Purchase and Sale of Assets" consummated on February 26, 1997.

     Franchise fee and royalty revenues for the year ended December 31, 1996, which have been reclassified to discontinued operations as a result of the sale of the franchise business segment on February 26, 1997, were relatively unchanged at $240,000 and $1.2 million, respectively, compared to $245,000 and $1.2 million in 1995. At December 31, 1996, the Company had 45 franchise stores in operation versus 50 at December 31, 1995. Selling, general and administrative expenses related to the franchise business segment totaled $1.7 million for the year ended December 31, 1996, versus $1.5 million in 1995.
The increase is due to higher marketing costs to solicit new franchise locations and increases in training and other support services costs related to administration of the franchise program.

INCOME TAXES

     Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits.

NET LOSSES

     The net loss for the year ended December 31, 1996 of $945,000 compared to a loss of $242,000 in 1995. The decline in operating levels is attributed to reduced revenues associated with the now disposed of wholesale business segment coupled with additional expenditures related to the Company's focus on the development of the "All-American SportPark" operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996 and 1995, the Company held cash and cash equivalents of $6,457,000 and $1,043,000, respectively. Company-wide cash used in operating activities was $1.4 million in 1996. This compares to cash provided by operating activities during 1995 of $355,000.

     During the year ended December 31, 1996, the Company's principal source of cash resulted from the collection of a $3,000,000 lease termination receivable which had been outstanding since mid-1995. In addition, on October 7, 1996, SAGC successfully completed the sale of $5 million in convertible preferred stock through a private placement.

     Capital expenditures funded during the year related primarily to the Company's ongoing development efforts for the "All-American SportPark" concept. Project development costs, both those expensed and deferred, total $770,000 in 1996. In July 1996, SAGC entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada which will be the site of the Company's first "All-American SportPark". As part of the lease arrangements, SAGC was required to post a refundable $500,000 deposit with the lessor.

     Capital expenditures for 1997 are expected to be approximately $20 million and relate predominately to the Las Vegas SportPark complex development.

     The Company's $400,000 bank line of credit matures in July 1997. At December 31, 1996, the Company had outstanding $398,000 under this arrangement. It is management's current intention to extend or replace this source of funding. The Company received $4.6 million on February 26, 1997, from the sale of certain retail stores and its wholesale and franchise business. The cash balance for the Company as of February 28, 1997, totals approximately $9.8 million.

     Overall, the Company expects to finance future operations and capital expenditures through its existing cash balance, bank line of credit and other financing vehicles including corporate sponsorships as they relate to the All-American SportPark. Cash flows from operations in 1997 will be limited to those generated by the remaining one Company-owned retail store and therefore will be negligible until the expected November 1997 opening of the All-American SportPark.

SAFE HARBOR PROVISION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-22 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

      NAME             AGE              POSITIONS AND OFFICES HELD

Vaso Boreta            64         President, Chairman of the Board, Secretary
                                  and Treasurer

Ronald S. Boreta       34         Director

Robert R. Rosburg      70         Director

William Kilmer         57         Director

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1996, 1995 and 1994 from the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING               ALL
                                             ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)  (NUMBER)PAYOUTS  SATION
Vaso Boreta,          1996  $100,000         $40,000   --       --        --      -0-
 President and                               <FN3>
 Chairman of the      1995  $100,000   -0-   $ 4,584   --       --        --      -0-
 Board<FN1>                                  <FN3>
                      1994  $100,000   -0-   $ 60,400  --       <FN5>     --      -0-
                                             <FN3>
Ronald S. Boreta,     1996  $120,000  $5,500 $39,160   --       <FN6>     --     $8,265
 President and CEO                           <FN4>                                <FN7>
 of Subsidiary        1995  $100,000   -0-   $ 19,071  --       -0-       --      -0-
 <FN2>                                       <FN4>
                      1994  $100,000   -0-   $14,190   --       281,000   --      -0-
                                             <FN4>              <FN6>

Charles Hohl,         1996  $100,000 $22,000 $10,000   --       -0-       --      -0-
 Executive Vice       1995  $100,000   -0-   $ 2,346   --       -0-       --      -0-
 President of                                <FN8>
 Subsidiary
_________________________

<FN1>
Vaso Boreta has served as President of the Company since August 1, 1994.
<FN2>
Ronald S. Boreta has served as President and CEO of Saint Andrews since August 1, 1994, and Saint Andrews has paid all of his salary since that time. From June 1992 to July 1994, Mr. Boreta served as President of both Saint Andrews and the Company and during this period the Company and Saint Andrews each paid one-half of his salary.
<FN3>
Represents amount contributed by the Company to retirement plans on behalf of Vaso Boreta.
<FN4>
Represents amounts paid for country club memberships for Ronald S. Boreta and contributions made by the Company to retirement plans on his behalf. For 1996, these amounts were $14,160 for club memberships and $25,000 to the Company's Supplemental Retirement Plan.
<FN5>
During 1994, Vaso Boreta received options to purchase 110,000 shares of the common stock of Saint Andrews.
<FN6>
In addition to the options to purchase shares of the Company's Common Stock shown, during 1994, Ronald S. Boreta also received options to purchase 110,000 shares of the common stock of Saint Andrews, and in 1996 he received options to purchase 325,000 shares of common stock of Saint Andrews.
<FN7>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.
<FN8>
Represents amount contributed to the Company's retirement plan on behalf of Mr. Hohl.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE      UNEXERCISABLE

Ronald S. Boreta      -0-        -0-         281,000 / 0*      $29,856 / 0*
Vaso Boreta           -0-        -0-             -0-*              -0-*
Charles Hohl          -0-        -0-             -0-*              -0-*
______________

* Does not include options to purchase common stock of Saint Andrews held by such person.

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

     Effective August 1, 1994, Saint Andrews entered into an employment agreement with Ronald S. Boreta, Saint Andrew's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement terminates on December 31, 1996, but will be automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that Saint Andrews' annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which Saint Andrews pays all expenses, and full medical and dental coverage. Saint Andrews also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for Saint Andrews. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of Saint Andrews. In the event of a change of more than 25% of the beneficial ownership of the Company or its parent, the termination date is extended from December 31, 1996 to December 31, 1998, and it may be extended up to an additional five years under certain conditions.

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

     There are currently a total of 442,000 options outstanding under the 1991 Plan with exercise prices ranging from $.80 to $1.35 per share.

401(K) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the employees of the Company and its subsidiaries. Under the 401(k) Plan, an employee may contribute up to 17% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company makes matching contributions equal to 50% of participants' contributions up to a maximum of 6% of the participant's salary.

SUPPLEMENTAL RETIREMENT PLAN

     In November 1996, the Company established a Supplemental Retirement
Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer receive benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company. Company contributions to the Supplemental Retirement Plan are immediately vested for Category I employees, and vest 20% per year of employment for Category II employees. Vested amounts under the Supplemental Retirement Plan are paid out over 5 to 20 years upon retirement, disability, death or termination of employment.

     For 1996, Voss Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of Saint Andrews) were designated as Category I employees, and Charles Hohl (Executive Vice President of Saint Andrews) was designated as a Category II employee. The Company made contributions to the Supplemental Retirement Plan on behalf of these persons for 1996 as follows: Voss Boreta - $40,000; John Boreta - $25,000; Ronald S. Boreta - $25,000; and Charles Hohl - $10,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
Vaso Boreta                         2,621,410                49.3%
5325 South Valley View Blvd.
Las Vegas, NV  89118

Ronald Boreta                       1,330,144<FN1>           21.8%
5325 South Valley View Blvd.
Las Vegas, NV  89118

Robert R. Rosburg                       5,000                 0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                          5,000                 0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

John Boreta                           666,345<FN2>           12.2%
1601 A Lareina
Palm Springs, CA  92262

All Directors and Officers          3,961,544                64.8%
as a Group (4 Persons)
__________________

<FN1>
Includes 512,799 shares underlying Series A Convertible Preferred Stock held by Ronald Boreta, which shares may be voted with the Company's Common Stock as a single class. The Series A Convertible Preferred Stock is not convertible until the achievement of certain performance goals, however, if the Company merges with Saint Andrews these shares will be convertible. (See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) Also includes 281,000 shares underlying Stock Options held by Ronald Boreta.
<FN2>
Includes 130,000 shares underlying Non-qualified Stock Options held by John Boreta.

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

     Until August 1, 1994, the Company and Saint Andrews shared the expenses of jointly-used facilities and administrative and accounting personnel on a 50-50 basis under a verbal agreement. Since August 1994, the Company and Saint Andrews have allocated these costs on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for office and warehouse space, the Company pays 33% of the monthly lease payments and Saint Andrews pays 67%.

     Effective August 1, 1994, the Company also agreed to purchase, warehouse and make available to Saint Andrews and its franchisees certain merchandise. In exchange, Saint Andrews agreed to pay $350,000 to retire certain bank indebtedness described below. The agreement will terminate on July 31, 1997.

     Effective August 1, 1994, the Company granted Saint Andrews a license to use all of its trademarks, trade names and other commercial names and symbols for so long as such trademarks, trade names and other commercial names and symbols are being used by Saint Andrews and its franchisees.

     Through February 1997, certain facilities used by the Company and Saint Andrews were leased by the Company from Vaso Boreta, the Company's Chairman of the Board. The Company leased approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of $13,000. The Board of Directors of the Company believes that the terms of this lease were at least as favorable as those which could be obtained from an unaffiliated entity.

      Effective October 1, 1990, a franchise agreement between Saint Andrews and Vaso Boreta, the Company's President and Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid Saint Andrews a fee of $3,000 per month. This agreement with Saint Andrews was terminated on July 31, 1994, when Mr. Boreta entered into a similar agreement with the Company. This store is referred to herein as the "Affiliated Store."

     During 1995 and 1996, the Affiliated Store purchased $559,000 and $1,120,000, respectively, in sporting goods merchandise from the Company. Also during 1995 and 1996, the Affiliated Store sold $757,000 and $382,000, respectively, in merchandise to the Company.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1995 and 1996, the Company paid $60,000 and $228,000, respectively, for advertising shared with the Affiliated Store, which represented approximately one-half of the costs of such advertising.

     During the year ended December 31, 1994, Vaso Boreta loaned the Company a net amount of approximately $387,000 which, when combined with the balance owed to Mr. Boreta of $231,000 on December 31, 1993, resulted in an amount due Mr. Boreta on December 31, 1994, of $618,000. This amount was increased to $663,000 as of December 31, 1995. This amount was represented by an unsecured note bearing interest at 10% which was due on January 31, 1997. On February 1, 1997, the Company issued a new note on the same terms for $631,149 due on December 31, 1998. The terms of the note with Mr. Boreta are substantially equivalent to the terms of the loans he took out from a bank to fund his loans to the Company.

     In October 1992, the Board of Directors established 512,799 shares of Series A Convertible Preferred Stock and issued such shares to Vaso Boreta in exchange for services valued at $5,128. These shares were issued to Mr. Boreta to replace shares which he previously relinquished in order to facilitate a proposed public offering in early 1990. Each share of the Series A Convertible Preferred Stock is convertible into one share of Common Stock in the event that the Company has annual income before taxes of at least $1,000,000 for any fiscal year. Each share of Series A Preferred Stock is entitled to one vote and with respect to that vote the holder is entitled to vote with the holders of the Company's Common Stock as a single class. In the event of liquidation, the holder of the Series A Convertible Preferred Stock is entitled to receive $.01 per share before any assets are distributed to the holders of Common Stock. The Series A Convertible Preferred Stock has no redemption or dividend rights. During 1994, Vaso Boreta transferred all of his shares of Series A Convertible Preferred Stock to Ronald Boreta, a son of Vaso Boreta and a Director of the Company. In April 1996, the Board of Directors approved an agreement with Ronald Boreta that in the event that the Company were to spin off its shares of Saint Andrews Golf Corporation to the Company's shareholders or otherwise distribute or issue shares of Saint Andrews Golf Corporation in any form of reorganization involving the Company, that the Company will allow Ronald Boreta to convert the 512,799 shares of Series A Convertible Preferred Stock into Common Stock of the Company even if the conversion requirements have not been met.

     John Boreta, the son of Vaso Boreta and a principal shareholder of the Company, served as manager of the Company's Westwood store until it was sold in February 1997, was paid $62,700 by the Company for his services in 1996. The Company also provided medical insurance for him for which the Company paid $4,566 in premiums, and paid $17,585 for his housing expenses. The Company also contributed $25,000 on his behalf under the Company's Supplemental Retirement Plan for 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 2          Agreement for the Purchase     Incorporated by reference to
            and Sale of Assets, as         Exhibit 10 to the Registrant's
            amended                        Current Report on Form 8-K
                                           dated February 26, 1997

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

10.5        1991 Stock Option Plan         Incorporated by reference to
                                           Exhibit 10.16 to Registrant's
                                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1991

10.6        Promissory Note to Vaso        Filed herewith electronically
            Boreta dated February 1,
            1997

10.7        Ground Lease with Summa        Incorporated by reference to
            Corporation                    Exhibit 10.3 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.8        Agreement between the          Incorporated by reference to
            Company and Saint Andrews      Exhibit 10.4 to the Form SB-2
            Golf Corporation               Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.9        License Agreement between      Incorporated by reference to
            the Company and Saint          Exhibit 10.5 to the Form SB-2
            Andrews Golf Corporation       Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.10       Lease Agreement with A&R       Incorporated by reference to
            Management and Development     Exhibit 10.8 to the Form SB-2
            Co., et al., and Sublease      Registration Statement of Saint
            to Las Vegas Discount Golf     Andrews Golf Corporation
            & Tennis, Inc.                 (No. 33-84024)

10.11       Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended, and        Exhibit 10.9 to the Form SB-2
            Assignment to Las Vegas        Registration Statement of Saint
            Discount Golf & Tennis,        Andrews Golf Corporation
            Inc.                           (No. 33-84024)

10.12       Letter Agreement with          Incorporated by reference to
            Oracle One Partners, Inc.      Exhibit 10.10 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.13       Promissory Note to Vaso        Incorporated by reference to
            Boreta                         Exhibit 10.11 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.14       Agreement with Major           Incorporated by reference to
            League Baseball Proper-        Exhibit 10.14 to the Regis-
            ties, Inc.                     trant's Form 10-K for the
                                           year ended December 31, 1994

10.15       Incentive Agreement with       Filed herewith electronically
            Ron Boreta

10.16       Indenture of Lease between     Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.16 to the Post-
            All-American SportPark, Inc.   Effective Amendment No. 2 to
                                           the Form SB-2 Registration
                                           Statement of Saint Andrews
                                           Golf Corporation (No. 33-84024)

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.
                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 17, 1997 (except with respect
to the matters discussed in Note 17
as to which the date is February 26,
1997).

        LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1996 AND 1995
                                 ASSETS
                                                  1996         1995
CURRENT ASSETS:
  Cash and cash equivalents                   $ 6,457,000   $ 1,043,000
  Accounts receivable, net of allowance
   of $57,000 and $25,000, respectively            66,000       111,000
  Accounts receivable, held for sale               20,000         5,000
  Lease termination receivable                       -        3,000,000
  Inventories                                     400,000       427,000
  Inventories, held for sale                    1,376,000     1,044,000
  Due from Affiliated Store                        72,000       263,000
  Due from officer                                 13,000          -
  Prepaid expenses and other                       16,000         9,000
  Other receivables                                  -          365,000

    Total current assets                        8,420,000     6,267,000

PROPERTY AND EQUIPMENT, net                       236,000       280,000

PROPERTY AND EQUIPMENT, net held for sale         179,000       165,000

PROJECT DEVELOPMENT COSTS                       1,604,000     1,047,000

DEPOSIT FOR LAND LEASE                            500,000          -

NOTES RECEIVABLE, net of allowance for
 doubtful accounts of $44,000 at December
 31, 1996                                            -           52,000

OTHER ASSETS                                       82,000        85,000

OTHER ASSETS, held for sale                        68,000        54,000

NET ASSETS OF DISCONTINUED OPERATIONS             443,000       289,000

                                              $11,532,000   $ 8,239,000

The accompanying notes are an integral part of these financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1996 AND 1995
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  1996         1995
CURRENT LIABILITIES:
 Bank line of credit                          $   398,000   $      -
 Current portion of obligations under
  capital lease                                    13,000          -
 Accounts payable                               1,004,000     1,076,000
 Accounts payable trade, held for sale            219,000       364,000
 Accrued expenses                                 348,000       349,000
 Due to Affiliated Store                          463,000       971,000
 Deferred franchise fees                           63,000        60,000

   Total current liabilities                    2,508,000     2,820,000

NOTE PAYABLE TO SHAREHOLDER                       631,000       663,000

OBLIGATION UNDER CAPITAL LEASE,
 net of current portion                            20,000          -

DEFERRED INCOME                                    91,000       117,000

DEFERRED TAX LIABILITY                            743,000       743,000

MINORITY INTEREST                               5,802,000     1,214,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
  no par value;  authorized-5,000,000
  shares; issued and outstanding-512,799
  shares                                            5,000        5,000
 Common stock, no par value; authorized-
  15,000,000 shares; issued and outstanding-
  5,319,008 shares                              3,871,000    3,871,000
 Accumulated deficit                           (2,139,000)  (1,194,000)

    Total shareholders' equity                  1,737,000    2,682,000

                                              $11,532,000   $8,239,000

The accompanying notes are an integral part of these financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996         1995
REVENUES:
 Retail                                      $10,764,000   $ 7,356,000
 Other                                            34,000        21,000

   Total revenues                             10,798,000     7,377,000

EXPENSES:
 Retail                                        8,330,000     5,530,000
 Selling, general and administrative           3,340,000     2,597,000
 Provision for doubtful accounts                  50,000        43,000
 SportPark development costs                     207,000       108,000

   Total expenses                             11,927,000     8,278,000

LOSS FROM CONTINUING OPERATIONS               (1,129,000)     (901,000)

OTHER INCOME (EXPENSE):
 Interest income                                  70,000        88,000
 Interest expense                                (90,000)      (57,000)
 Other income                                     26,000         8,000

                                                   6,000        39,000

LOSS BEFORE INCOME TAX PROVISION              (1,123,000)     (862,000)

 Income tax provision                               -             -

LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS                  (1,123,000)     (862,000)

MINORITY INTEREST                                248,000       105,000

NET LOSS FROM CONTINUING OPERATIONS             (875,000)     (757,000)

DISCONTINUED OPERATIONS:
 Income (loss) from franchise and wholesale
 operations to be disposed of (no income
 taxes were recorded in 1996 or 1995)            (70,000)      515,000

NET LOSS                                      $ (945,000)   $ (242,000)

NET LOSS PER SHARE:
 Loss from continuing operations              $     (.17)   $     (.14)
 Income (loss) from discontinued
  operations                                        (.01)          .10

NET LOSS PER SHARE                            $     (.18)   $     (.04)

The accompanying notes are an integral part of these financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                  PREFERRED STOCK      COMMON STOCK       ACCUMULATED     TOTAL
                  SHARES   AMOUNT    SHARES      AMOUNT     DEFICIT       EQUITY
Balance,
December 31,
1994              512,799  $5,000  5,319,008  $3,871,000  $  (952,000)  $2,924,000

Net loss for
the year ended
December 31,
1995                 -       -          -           -        (242,000)    (242,000)

Balance,
December 31,
1995              512,799   5,000  5,319,008   3,871,000   (1,194,000)   2,682,000

Net loss for
the year ended
December 31,
1996                 -       -          -           -        (945,000)    (945,000)

Balance,
December 31,
1996              512,799  $5,000  5,319,008  $3,871,000  $(2,139,000)  $1,737,000

The accompanying notes are an integral part of these financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (945,000)  $  (242,000)
 Adjustment to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Minority interest                            (248,000)     (105,000)
   Depreciation and amortization                  77,000        79,000
 Changes in assets and liabilities:
  Decrease in accounts receivable                108,000       147,000
  Decrease (increase) in notes receivable          8,000       (50,000)
  Increase in inventories                       (350,000)   (1,332,000)
  (Increase) decrease in due from officer        (13,000)       15,000
  (Increase) decrease in prepaid expenses
    and other                                     (5,000)       28,000
  Decrease (increase) in other receivables       365,000      (143,000)
  (Increase) decrease in accounts payable
   and accrued expenses                         (349,000)    1,841,000
  Increase in deferred franchise fees              3,000          -
  (Decrease) increase in deferred income         (26,000)      117,000

   Net cash provided by (used in) operat-
    ing activities                            (1,375,000)      355,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment           (19,000)     (133,000)
 Lease termination receivable                  3,000,000    (3,000,000)
 Increase in other assets                        (10,000)      (65,000)
 Deposit for land lease                         (500,000)         -
 Project development costs                      (563,000)     (493,000)

   Net cash provided by (used in)
    investing activities                       1,908,000    (3,691,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit               398,000          -
 Principal payments on notes payable              (6,000)         -
 Principal payments on notes payable to
  shareholder                                    (32,000)     (215,000)
 Proceeds from note payable to shareholder          -          260,000
 (Increase) decrease in receivable/payable
  with the Affiliated Store                     (317,000)      748,000
 Proceeds from issuance of preferred
  stock and options to purchase
  Common Stock by SAGC                         4,838,000          -

   Net cash provided by financing activities   4,881,000       793,000

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          5,414,000    (2,543,000)
                           (Continued)

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                           (Continued)

                                                  1996         1995
CASH AND CASH EQUIVALENTS,
 Beginning of year                              1,043,000    3,586,000

CASH AND CASH EQUIVALENTS, End of year        $ 6,457,000   $1,043,000

The accompanying notes are an integral part of these financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                 1996         1995
Cash paid for:
 Interest                                     $ 99,000     $  48,000

NON-CASH DISCLOSURES:

During 1995, SAGC reclassified deposits totaling $221,500 from other long-term assets to current assets - other receivables. SAGC subsequently collected the deposit in 1996.

In 1996 the Company entered into a capital lease for the purchase of equipment with a cost of approximately $41,000 and a note payable for equipment totaling $45,000.

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

  b.  COMPANY BACKGROUND

In 1974, the Company's chairman and principal shareholder opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis. This store is still owned and operated by the Company's chairman and principal
shareholder and is referred to herein as the "Affiliated Store".   In March
1984, the Company's chairman and principal shareholder formed a corporation named Sporting Life, Inc. (SLI) and SLI began to franchise the Las Vegas Discount Golf & Tennis retail store concept. On December 27, 1988, SLI was renamed St. Andrews Golf Corporation and on August 12, 1994, the name was further changed to SAGC.

LVDGT was incorporated in March 1986, under the name La Jolla Capital Corporation for the purpose of creating a corporate vehicle to seek and acquire a business opportunity and changed its name to Laguna Capital Corporation (LCC) in May 1986. In February 1988, LCC acquired all of the outstanding stock of SAGC and in December 1988, LCC changed its name to LVDGT. Historically, LVDGT's primary business segments have included the following:
(1) the wholesale of golf and tennis related merchandise to franchisees and to other golf retailers, (2) the operation of Company-owned Las Vegas Discount Golf & Tennis retail stores and (3) franchising LVDGT retail stores and collecting royalty revenue through its subsidiary SAGC.

Development, a wholly-owned subsidiary, was formed in 1993 for the purposes of operating a Las Vegas Discount Golf & Tennis retail store in Los Angeles, California. With the addition of retail stores in Encino, California and Westwood, California, Development now operates three retail stores, all in Southern California. Rainbow, a wholly-owned subsidiary, was formed in 1990 for the purpose of operating a Las Vegas Discount Golf & Tennis retail store in Las Vegas, Nevada.

Until December 13, 1994, SAGC was wholly-owned by LVDGT. On December 13, 1994, SAGC completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering, which totaled $3,683,800, have been proportionately allocated to LVDGT and to the minority interest shareholders. LVDGT currently owns 66-2/3% of SAGC's outstanding common stock. Operating results of SAGC are proportionately allocated to LVDGT and the minority interest shareholders. Since 1984, SAGC has been engaged in franchising LVDGT retail stores and collecting royalty revenues related to such stores. Additionally, in 1994 SAGC commenced the development, through its wholly owned subsidiary All American Sportpark, Inc., of a sports oriented theme park concept (the "Sportpark").

  c.  SALE OF ASSETS AND DISCONTINUED OPERATIONS

On December 16, 1996, the Company entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" (the "Agreement") to dispose of its franchise business, wholesale business and the three Company owned retail stores in Southern California. The assets to be sold include all inventory, equipment, furniture and other personal property related to these operations. The Southern California retail stores are located in Encino, Westwood, and Los Angeles (the "Stores"). Additionally, pursuant to the Agreement the buyer will assume all trade payables related to the inventory of the Stores and the wholesale business. The agreement results in the assignment of all franchisor rights under the existing franchise agreements, the assumption of the Company's leasehold interests in the Stores and corporate headquarters and security deposits associated with such leases. Furthermore, the Company assigns all trade names and trade marks associated with the business. The Agreement also includes a covenant not to compete which prohibits the Company, and its officers and directors from engaging in the ownership or operation of franchised retail golf equipment outlets within the continental United States. Certain exemptions have been granted by the purchaser to Boreta Enterprises, Ltd., a related entity owned by the President of the Company and the President of SAGC with respect to the Company's right to own or operate retail golf equipment outlets in connection with Saint Andrews Golf Corporation's Sportparks or driving ranges.

The base purchase price to be paid by the buyer to the Company is approximately $5,000,000 for all of the assets, subject to certain adjustments at closing for trade payables and inventory. To the extent that inventory exceeds trade payables by $800,000 the base purchase price shall be increased by the excess. Conversely, to the extent that inventory does not exceed trade payables by $800,000, the base purchase price shall be reduced by such amount.

The Company's operations after the sale has been consummated will consist of the Company owned retail store in Las Vegas, Nevada and the Sportpark concept being developed by SAGC. The assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the years ended December 31, 1996 and 1995. The assets and liabilities associated with the retail stores to be sold have been segregated and classified as held for sale in the accompanying balance sheets of the Company as of December 31, 1996 and 1995.

Assets and liabilities of the Company's franchise and wholesale business to be disposed of consisted of the following at December 31:

                                                   1996        1995
     Accounts receivable, net of allowance of
      $111,400 and $72,400, respectively       $  271,000   $  306,000
     Inventories                                1,162,000    1,118,000
     Prepaid and other assets                      11,000        7,000
     Property and equipment, net                   80,000       30,000

       Total assets                             1,524,000    1,461,000

     Accounts payable                             936,000    1,067,000
     Accrued expenses                              45,000       45,000
     Notes payable                                 40,000         -
     Deferred franchise fees                       60,000       60,000

       Net assets to be disposed of            $  443,000   $  289,000

Revenues related to the discontinued operations totaled $4,397,000 and $5,154,000 for the years ended December 31, 1996 and 1995, respectively. The Company anticipates that a gain will be recognized on the sale of the three retail stores, franchise and wholesale business segments, and accordingly, has deferred such gain until it is realized.

  d.  ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with a original maturity of three months or less to be cash equivalents.

  b.  ACCOUNTS RECEIVABLE AND DEFERRED INCOME

Accounts receivable consists of amounts due from franchisees for royalties, and the sale of merchandise, computer equipment and supplies. Additionally, during 1995, SAGC entered into an agreement with MBNA America Bank, N.A.
(MBNA) which allows MBNA to use SAGC's trademark on its credit cards. The agreement provides for a $125,000 Advance Royalty payment which was deferred and is being amortized into income over the 5 year period of the agreement. The Company will receive royalties for the generation of credit card accounts.

  c.  INVENTORIES

Inventories, which consist primarily of finished sporting goods merchandise, display units, and supplies held for sale to franchisees, are stated at the lower of cost (first-in, first-out method) or market. Inventories of the four Company-owned retail stores are stated at the lower of cost (average cost method) or market.

Approximately 50% of all inventory and approximately 75% of the Company's merchandise is imported from overseas suppliers, primarily in the Far East.
As a result, the Company's business could be affected by economic or political events affecting imports or by a major reduction in the value of the dollar in relation to the currency of the countries from which the goods are imported. In addition, overseas suppliers generally require letters of credit to be posted for the entire purchase price.

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

  e.  SPORTPARK DEVELOPMENT COSTS

The Company has applied an accounting policy regarding capitalization of project development costs related to the All-American Sportpark concept which excludes internal overhead costs and includes direct, incremental third party expenditures including architectural and design costs and licensing agreements (see Note 8). In July, 1996, SAGC entered into a land lease for the site of its first All-American Sportpark in Las Vegas, Nevada. Since that time SAGC has capitalized direct incremental payroll associated with such development.

During the years ended December 31, 1996 and 1995, SAGC incurred and expensed $207,000 and $108,000, respectively, in costs for the development of the Sportpark concept. These costs included certain direct and indirect costs including salaries and other administrative expenses.

  f.  INCOME TAXES

In May 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes". The Company adopted SFAS No. 109 during the year ended December 31, 1993. Previously, the Company accounted for income taxes under Opinion No. 11 of the Accounting Principles Board. Adoption of the new standard did not have a significant effect on the Company's financial position or results of operations.

  g.  LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares. Weighted average shares outstanding at December 31, 1996 and 1995 were 5,319,088 shares.

  h.  ISSUANCE OF SUBSIDIARY STOCK

The Company recorded the excess of the fair value over the carrying amount of its investment in SAGC due to SAGC's initial public offering in December 1994 as an equity transaction. Any future transactions involving the issuance of a subsidiary's stock will be accounted for in a similar manner.

  i.  CONCENTRATION OF SERVICES

Subsequent to the completion of the sale of assets related to the three Company-owned retail stores in California, and the wholesale business and the franchise business, the Company's activities will consist solely of the one Company-owned retail store in Las Vegas, Nevada and development of the Sportpark in Las Vegas, Nevada. There can be no assurance that the Company will be able to operate the Sportpark on a profitable basis. Further, to expand beyond the Las Vegas Sportpark will require considerably more financial and management resources than presently exist at the Company.

  j.  RECLASSIFICATIONS

Certain reclassifications, which had no impact on the Company's results of operations, have been made to prior year amounts to conform them to the current year presentation.

3.  SEGMENT INFORMATION

The Company's operations after giving effect to the discontinued operations and assets sold as previously described are classified into two primary business segments: retail operations consisting of the Company-owned store, and development activities related to the Sportpark concept. As of December 31, 1996, the Sportpark is still in the development stage and, accordingly, has no revenues.

The Company's three retail store operations which have been sold (See Note 1) are located in Southern California. The one remaining retail store is located in Las Vegas, Nevada. Accordingly, all revenue generated was derived from the Southwest geographical area.

4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its chairman and principal shareholder, the Affiliated Store and SAGC. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. As of December 31, 1996 and 1995, the Company had a $72,000 and $263,000 receivable from the Affiliated Store. As of December 31, 1996 and 1995, the Company had outstanding payables to the Affiliated Store of $463,000 and $971,000, respectively. The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of SAGC. As a result, this store pays no royalties to SAGC but purchases merchandise at the same cost as SAGC. The Affiliated Store also benefits from SAGC's activities, including any local and national advertising conducted by SAGC. The Company provides certain general and administrative services to the Affiliated Store under a license agreement that provides for a monthly fee of $3,000 to the Company as compensation for these services. The Company received $36,000 in connection with this agreement in 1996 and 1995. The Affiliated Store and Rainbow store share advertising costs equally in the Las Vegas market area. These advertising costs were $228,000 and $112,000 in 1996 and 1995, respectively.

Sales of merchandise made to the Affiliated Store are recorded at the Company's cost and totaled $1,120,000 and $559,000 for the years ended December 31, 1996 and 1995, respectively. These sales are included in "Discontinued Operations" in the accompanying statement of operations. Merchandise purchased from the Affiliated Store are recorded at cost and totaled $382,000 and $757,000, respectively, in 1996 and 1995. These purchases were recorded in "Discontinued Operationsin the accompanying statement of operations.

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

At December 31, 1996 and 1995, the Company had an unsecured, ten percent note payable totaling $631,000 and $663,000, respectively, with the Company's chairman and principal shareholder. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Interest expense of $65,000 and $57,000 related to this note is included in interest expense in 1996 and 1995.

On August 1, 1994, LVDGT and SAGC entered into a written agreement pursuant to which LVDGT agreed to grant SAGC a license to use all of its trademarks, trade names and other commercial names and symbols. LVDGT also agreed to purchase, warehouse and make available to SAGC and its franchisees certain merchandise. In exchange, SAGC subsequently repaid with proceeds from its initial public offering loans previously obtained by LVDGT and SAGC from an unaffiliated bank in the amount of $350,000 (see Note 9). This agreement will expire on July 31, 1997.

SAGC made non-interest bearing advances to the President of SAGC of $13,000 as of December 31, 1996 and $15,000 as of December 31, 1994. During 1995, the amount advanced in 1994 was offset against amounts owed to the Company's President.

5.  NOTES RECEIVABLE

Notes receivable at December 31, 1996 and 1995 represented amounts due from franchisees or former franchisees

6.  PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

                                               1996            1995
    Furniture and equipment                 $  50,000       $ 109,000
    Furniture and equipment under
     capital lease                             41,000            -
    Leasehold improvements                    296,000         291,000
    Land improvements                          13,000          13,000
    Other                                      50,000          50,000

                                              450,000         463,000
    Less--Accumulated depreciation
     and amortization                        (214,000)       (183,000)

                                            $ 236,000       $ 280,000

Property and equipment, held for sale, included the following as of December
31:
                                               1996            1995

    Furniture and equipment                 $ 165,000       $ 102,000
    Leasehold improvements                     38,000          48,000
    Other                                      34,000          47,000

                                              237,000         197,000
    Less--Accumulated depreciation
     and amortization                         (58,000)        (32,000)

                                            $ 179,000       $ 165,000

7.  LEASE TERMINATION RECEIVABLE

In May of 1994, the Company entered into a Ground Lease for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of an All-American Sportpark. The Ground Lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

In June 1995, the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Ground Lease, the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criteria contained within the Lease, up to an aggregate amount of $3.5 million. The purchaser of the parcel assumed the obligations relating to the termination of the lease.

Upon notification of the Ground Lease termination, the Company ceased construction activities and submitted substantiation for construction costs
totaling approximately $3.9 million.  Utilizin      applicable formulas derived
from the Ground Lease, the Company believed that $3,279,465 in costs were reimbursable by the purchaser who assumed the original lessor's obligations relating to the lease termination. Based upon information available as of December 31, 1995 the Company believed that the amount would be collected in 1996 for a total of $3,000,000 with regards to this litigation and, accordingly, recorded the lease termination receivable as a current asset.

In October, 1996 this matter was settled for total consideration of $3,217,000 of which $3,000,000 was applied to the lease termination receivable balance while the remaining $217,000 in proceeds was applied against legal fees incurred with respect to this matter in the current year.

8.  PROJECT DEVELOPMENT COSTS

The Company has a capitalized balance of costs incurred related to the Sportpark of $1,604,000 and $1,047,000 as of December 31, 1996 and 1995,
respectively. These costs consist primarily of concept development and design, exclusive long-term licensing fees, consulting fees, training and procedures manuals for Sportpark operations and computer software. All of the costs related to the balance as December 31, 1995 were to unrelated third-party vendors while the balance as of December 31, 1996 includes $116,700 in capitalized payroll for those direct, incremental employees working exclusively on the Las Vegas Sportpark.

SAGC is currently engaged in the planning and design of All-American Sportparks. The first phase of the All-American Sportpark planned for Las Vegas, Nevada will consist of an executive golf course and other related amenities and is scheduled for completion by November 1997. The remaining components of the project are expected to be completed by year-end 1997.

The Company currently has not secured financing for the construction of the first SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

9.  BANK LINE OF CREDIT

As of December 31, 1996 and 1995, the Company had a $400,000 bank line of credit; interest is payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9.75% at December 31, 1996. As of December 31, 1996, approximately $398,000 had been drawn on this facility while at December 31, 1995, there were no amounts outstanding. The line of credit is due in full in July 1997.

10.  OBLIGATIONS UNDER CAPITAL LEASE

In March 1996, the Company entered into a capital lease for the purchase of certain computer equipment. The lease bears interest at 17.5 percent, has a term of 36 months and requires monthly payments of $1,466.

Future lease payments required under capital leases for the five years subsequent to December 31, 1996 are as follows:

          Year ending
           1997                                   $ 18,000
           1998                                     18,000
           1999                                      3,000
           2000                                       -
           2001                                       -
           Thereafter                                 -
                                                    39,000

     Less amounts representing interest             (6,000)

     Present value of net monthly lease payments    33,000

     Less current maturities                       (13,000)

     Obligations under capital lease less
      current maturities                          $ 20,000

11.  OPERATING LEASES

The Company and SAGC lease office and warehouse facilities from the Company's Chairman and principal shareholder under a non-cancelable operating lease agreement which expires on January 31, 2005. The lease provides for initial monthly lease payments which may be increased based on increases in the consumer price index. Until August 1994, the Company and SAGC shared rent equally. Beginning August 1, 1994, the allocation was changed to 67 percent to the Company and 33 percent to SAGC, based on the new ownership percentages effected with the initial public offering of SAGC. Beginning July 1, 1996, the Company was allocated 33 percent and SAGC was allocated 67 percent. The lease provides for monthly rental payments of $13,000 which increase based on the consumer price index. Rent expense under this lease totaled $162,000 and $155,000 in 1996 and 1995, respectively.

The Company also leases retail space for the Company owned stores under non-cancelable operating lease agreements which expire at various times between 1997 and 2007 and provide for base monthly rental payments ranging from $5,611 to $12,000. Under the leases, the base monthly rental may increase based on increases in the consumer price index and taxes. Rent expense under these leases totaled $380,000 and $288,000 in 1996 and 1995, respectively.

In addition to the leases discussed above, the Company also leases various equipment and automobiles under non-cancelable operating leases.

At December 31, 1996, minimum future rental commitments under non-cancelable operating leases, including the office and warehouse lease with the Chairman and principal shareholder, are as follows:

     Year ending
      1997                                 $   658,000
      1998                                     530,000
      1999                                     405,000
      2000                                     336,000
      2001                                     332,000
      Thereafter                             1,731,000
                                           $ 3,992,000

In July 1996, SAGC entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of the Las Vegas All-American Sportpark. The lease term is for a period of fifteen years with two consecutive five year renewal periods and commences upon the satisfaction of certain conditions. These conditions include a determination of economic feasibility, secured estimates of reasonable infrastructure costs, Federal Aviation Administration approvals (as the site is located near McCarran International Airport), and the receipt of all necessary zoning approvals from other governmental entities.

Beginning the earlier of twelve months after the lease commences, or after SAGC opens substantially all of the facilities, SAGC will pay the lessor an annual base amount of $625,000 due in monthly installments of $52,083. Additionally, the Lease contains contingent rent based upon gross sales at the park ranging from three to ten percent of the different sources of gross
revenues if such percentage revenues exceed $625,000 annually.   If SAGC opens
a portion of the facility prior to the completion of the entire facility the fixed monthly rent will be $30,000 per month until the remainder of the facility is opened. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the Lease, SAGC also entered into a Deposit Agreement which required SAGC to post a refundable deposit with the lessor of $500,000. The $500,000 deposit is secured by promissory notes which in turn are collateralized by a first trust deed in certain unrelated parcels of real estate owned by the lessor. The deposit will be returned to SAGC if the conditions previously described are not met.

If SAGC satisfactorily resolves the conditions noted above, the $500,000 deposit will be applied as follows: $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. Future minimum rental commitments under this lease, are as follows:

     Year ending
      1997                                  $   60,000
      1998                                     625,000
      1999                                     625,000
      2000                                     625,000
      2001                                     625,000
      Thereafter                             7,783,750
                                           $10,343,750

12.  INCOME TAXES

The provision (benefit) for income taxes consists of the following at December 31, 1996 and 1995:

                                             1996            1995
     Current                             $      -         $     -
     State Taxes                                -               -
     Deferred benefit                     (244,000)        (69,000)
     Increase in deferred tax asset
      valuation allowance                  244,000          69,000
                                         $      -         $     -

Deferred tax assets (liabilities) are related to the following at December 31, 1996 and 1995:

                                             1996            1995
     Provision for bad debt              $    74,000      $   33,000
     Deferred franchise fees                  42,000          41,000
     Vacation accrual                         19,000          18,000
     Commissions                              (7,000)         (5,000)
     Depreciation                            (18,000)        (17,000)
     Book/tax basis difference in SAGC      (743,000)       (743,000)
     Net operating loss carryforward         449,000         245,000

                                            (184,000)       (428,000)
     Valuation allowance                    (559,000)       (315,000)
     Net deferred tax liability          $  (743,000)     $ (743,000)

A reconciliation of income tax expense computed by applying the statutory federal income tax rate to the Company's income from continuing operations before provision (benefit) for income taxes is as follows:

                                     1996                 1995
                                 Dollars      %       Dollars      %
Federal income tax             -----------------    -----------------
 at statutory rate             $(331,000)    (35)   $(118,000)    (34)
Minority interest in loss         87,000       9       36,000      10
Increase in deferred tax
 asset valuation allowance       244,000      26       69,000      18
Other                               -          -       13,000       -
                               $    -          -    $    -          -

As of December 31, 1996 LVDGT and SAGC have net operating loss carryforwards of $783,000 and $875,000, respectively, which are available through 2010.

13.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

  a.  STOCK OPTION PLANS

In June 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"). All options granted under the 1991 Plan except for 4,000 options which were granted in 1992 and 1993 have either expired or were replaced under an amendment to the plan effective July, 1994. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations.

Total options granted under the 1991 Plan in 1994 were 491,000 at an exercise price of $.80 per share. Of these shares, 50,000 have expired while the remaining 441,000 shares are exercisable at any time through July 1999. An additional 11,000 shares were granted in 1995 at exercise prices ranging between $1.35 and $1.625. As of December 31, 1996, 10,000 of these options had expired. These options have expiration dates which extend through January 2000. Total options outstanding under the 1991 Plan were 442,000 at December 31, 1996 and 1995, respectively, of which all were exercisable at prices ranging from $.80 to $1.35 per share.

  b.  PREFERRED STOCK

On June 1, 1992, the shareholders approved an amendment to the Articles of Incorporation authorizing the issuance of up to 5,000,000 shares of preferred stock. On October 21, 1992, the Board of Directors authorized the creation of Series A convertible preferred stock with no par value. The Board also authorized the issuance of 512,799 shares of the Series A convertible preferred stock to the Company's chairman and principal shareholder in exchange for services rendered valued at $5,128. The Series A Convertible Preferred Stock shares are not entitled to any dividend, have a liquidation preference of $.01 per share or $5,128 and are automatically convertible into 512,799 shares of the Company's common stock once the audited financial statements of the Company for any fiscal year reports pre-tax income of at least $1,000,000. Each share of Series A Convertible Preferred Stock entitles the holder to one vote with full voting rights and powers of a holder of shares of common stock. During 1994 all of theses preferred shares were transferred to the President of SAGC who is also a director of the Company.
In April 1996 the Board adopted a resolution which would allow the President of SAGC to convert the 512,799 shares of preferred stock to SAGC common shares upon a spin off of SAGC common shares by the Company, even if the conversion requirements have not been met.

  c.  SAINT ANDREWS PREFERRED STOCK

On July 11, 1996 the SAGC Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, SAGC entered into an agreement which resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights to TOI. All proceeds related to the agreement were received in accordance with the stated terms of this agreement on October 7, 1996. Issuance costs totaling $162,000 were incurred related to the preferred stock. The preferred stock issued by SAGC and accompanying options to purchase 250,000 shares of SAGC common stock is included as a component of minority interest totaling $5,000,000 as of December 31, 1996.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible at the option of TOI into one share of SAGC's common stock. In the event of liquidation or dissolution of the Company, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Preferred stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by the Company upon a registration statement being declared effective by Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) SAGC earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for the Company's common stock is at least $15.00 for 20 consecutive trading days. If SAGC notifies TOI of its intent to redeem the Preferred Stock, TOI will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series A Convertible Preferred Stock is entitled to vote and will vote along with the holders of SAGC's common stock.

The rights granted to TOI in accordance with the agreement include the following: (1) rights of first refusal with respect to debt and or equity financing arrangements for Sportparks developed by SAGC's subsidiary All-American Sportpark, Inc. for a period of 5 years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such Sportparks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two Sportparks and (4) other miscellaneous rights as defined. Pursuant to the agreement, SAGC also granted TOI an option to purchase up to 250,000 shares of SAGC's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Hideki Yamagata as a Director of SAGC. Mr. Yamagata is the president of Three Oceans Inc.

  d.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, SAGC completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitle the holder to purchase one share of SAGC common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. In connection with the December 1996 announcement by the Company and SAGC that they had entered into a letter of intent to sell certain retail stores, the wholesale and franchise business segments (see Note 1), the expiration date of the Class A Warrants have been extended until after the sale is completed and written communication to warrantholders that fully describes the impact of the sale occurs.

In connection with the initial public offering, SAGC issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. SAGC also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1996, no warrants have been exercised.

  e.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 requires pro forma net income disclosures reflecting compensation expense for stock options granted after fiscal years commencing December 15, 1994. Accordingly only the 11,000 options granted in 1995 are subject to the provisions of the pronouncement. The pro forma effect for these grants are not material to the consolidated financial statements of the Company.

14.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees' 401(k) LVDGT Profit Sharing Plan ("the Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1996 and 1995, the Company matched 50% and 25%, respectively, of employees' contributions up to a maximum of 6% and 1 1/2% of an employee's base compensation. The Company had expenses related to the Plan of $106,000 and $27,000 for 1996 and 1995, respectively.

15.   SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees including the President of the Company and the President of SAGC. This plan became effective on January 1, 1996. During 1996, the Company paid $100,000 pursuant to the plan for officers and directors of the Company.

16.  COMMITMENTS AND CONTINGENCIES

SAGC has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

SAGC has entered into a letter agreement with Oracle One partners, Inc. ("Oracle") whereby Oracle has been retained to assist SAGC in obtaining corporate sponsorship for certain areas of the All-American Sportpark projects including a license agreement from Major League Baseball for a Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. SAGC is paying Oracle $4,000 a month and has agreed to pay Oracle 15% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. In 1995 the Company paid Oracle $60,000 for its efforts in obtaining the exclusive license agreement with Major League Baseball described below.

In December 1994, SAGC entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. SAGC obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return, SAGC will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. SAGC's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 quaranteed over the life of the agreement); .25% of net profits to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan.

SAGC has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark.

In January 1997 SAGC entered into a non-binding letter of intent with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the proposed agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opens. The rights to be granted to Pepsi are expected to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the arena. In addition, the agreement is expected to provide that Pepsi will provide the equipment needed to dispense its products at the SportPark. SAGC also anticipates that the agreement with Pepsi will provide that SAGC and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

17.  SUBSEQUENT EVENTS

On February 26, 1997, the Company and SAGC completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets" described in Note 1. The total consideration received was $5.3 million, of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations.

The note payable owed to the Company's chairman and principal shareholder (see
Note 4) originally matured on January 31, 1997; however, on February 1, 1997, the chairman extended the due date to December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Dated: April 15, 1997              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta               President, Chairman of the   April 15, 1997
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Ronald S. Boreta          Director                     April 15, 1997
Ronald S. Boreta

/s/ Robert S. Rosburg         Director                     April 15, 1997
Robert S. Rosburg

/s/ William Kilmer            Director                     April 15, 1997
William Kilmer