Form 10QSB
period 1997-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-06-06
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

                            Yes X             No___

As of May 27, 1997, 5,319,008 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX
                                                                Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3-4

         Unaudited Condensed Consolidated Statements of
         Income                                                  5

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              6

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8

Part II: Other Information

Item 1.  Legal Proceedings                                       9

Item 2.  Changes in Securities                                   9

Item 3.  Defaults Upon Senior Securities                         9

Item 4.  Submission of Matters to a Vote of Security Holders     9

Item 5.  Other Information                                       9

Item 6.  Exhibits and Reports on Form 8-K                        9

         Signatures                                              9

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                           March 31,         December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents               $ 8,315,000        $ 6,457,000
  Accounts receivable                         305,000             86,000
  Inventories                                 498,000          1,776,000
  Prepaid expenses and other                   25,000            101,000
                                          -----------        -----------
    Total current assets                    9,143,000          8,420,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                 227,000            416,000

PROJECT DEVELOPMENT COSTS                   3,338,000          2,103,000

OTHER ASSETS                                   65,000            150,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            443,000
                                          -----------        -----------
                                          $12,973,000        $11,532,000

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,         December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                     $         -        $   398,000
  Accounts payable and accrued
    expenses                                1,355,000          2,047,000
  Deferred franchise fees                           -             63,000
  Income taxes payable                        575,000                  -
                                          -----------        -----------
    Total current liabilities               1,930,000          2,508,000

NOTE PAYABLE TO SHAREHOLDER                   105,000            631,000

OTHER LONG-TERM LIABILITIES                   102,000            111,000

DEFERRED INCOME TAX LIABILITY                 743,000            743,000

MINORITY INTEREST                           6,431,000          5,802,000

STOCKHOLDERS' EQUITY:
  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                      5,000              5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                        3,871,000          3,871,000
  Accumulated deficit                        (214,000)        (2,139,000)
                                          -----------        -----------
    Total stockholders' equity              3,662,000          1,737,000

                                          $12,973,000        $11,532,000

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                For the Three Months
                                                   Ended March 31,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $   961,000        $ 1,613,000
  Interest income                              69,000              5,000
  Royalties                                     6,000                  -
  Other                                        72,000             55,000
                                          -----------        -----------
    Total revenues                          1,108,000          1,673,000

EXPENSES:
  Cost of sales                               545,000          1,103,000
  Selling, general and administrative         614,000            831,000
  SportPark development costs                  77,000             94,000
                                          -----------        -----------
    Total expenses                          1,236,000          2,028,000

                                             (128,000)          (335,000)

GAIN ON SALE OF FRANCHISE
  AND WHOLESALE OPERATIONS                  3,416,000                  -

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                          3,288,000           (355,000)

PROVISION FOR INCOME TAXES                    575,000                  -
                                          -----------        -----------
                                            2,713,000           (355,000)

MINORITY INTEREST                            (629,000)            76,000
                                          -----------        -----------
INCOME (LOSS) BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                   2,084,000           (279,000)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                 (159,000)            46,000
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,925,000        $  (233,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $       .39        $      (.04)
  Income (loss) from discontinued
    operations                                   (.03)                 -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .36        $      (.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                                 For the Three Months
                                                    Ended March 31,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 1,925,000        $  (233,000)

  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
    Minority interest                         629,000            (76,000)
    Depreciation and amortization              14,000             27,000
    Gain on sale of franchise and
      wholesale operations                 (3,416,000)                 -
  Changes in assets and liabilities:
    (Increase)in accounts receivable         (240,000)          (112,000)
    (Increase)decrease in inventory          (218,000)           274,000
    Decrease in prepaid expenses and
     other                                     68,000            654,000
    (Increase)decrease in other assets          3,000             (4,000)
    Increase(decrease) in accounts payable    204,000           (773,000)

    Increase (decrease) in deferred
     franchise fees                           (63,000)            21,000
    Increase in income tax payable            575,000                  -
                                          -----------        -----------
Net cash used by operating activities        (519,000)          (222,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                (1,240,000)          (152,000)
  Refund development costs                          -             85,000
  Proceeds from sale of operations          4,550,000                  -
                                          -----------        -----------
Net cash flows provided by (used in)
 investing activities                       2,881,000            (67,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank line of credit, net       (398,000)                 -
  Payments on note to shareholder            (526,000)                 -
  Payments on long-term debt                   (9,000)                 -
                                          -----------        -----------
Net cash used by financing activities        (933,000)                 -

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           1,858,000           (289,000)

CASH AND CASH EQUIVALENTS
 -Beginning of period                       6,457,000          1,043,000

CASH AND CASH EQUIVALENTS -
 End of period                            $ 8,315,000        $   754,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   NOTES TO UNADUITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements include the accounts of Las Vegas Discount Golf & Tennis, Inc. (LVDGT), and its subsidiaries, Saint Andrews Golf Corporation (SAGC), LVDGT Development Corporation and LVDGT Rainbow, Inc. (Rainbow); (collectively the "Company"). All significant intercompany transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

On February 26, 1997, the Company completed the sale of certain of its assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. The total purchase consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received approximately $2,612,000 was allocated to the Company and $2,688,000 was allocated to SAGC.

The Company's operations after the sale consist solely of the SportPark operations currently under development and the retail location on Rainbow Boulevard in Las Vegas, Nevada. The sale of all assets, liabilities and operations related to the franchise and wholesale business have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the three months ending March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three months ended March 31, 1997 and 1996 the proforma calculations were as follows:

                                             March 31, 1997  March 31, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                  $.39   $.36    $(.05)   $(.05)
Income(loss) from discontinued operations     (.03)  (.03)    (.01)     .01
                                              ----   ----    -----    -----
Net income(loss) per share                    $.36   $.33    $(.04)   $(.04)

Options to purchase 442,000 shares of common stock were outstanding at March 31, 1997 and 1996, at exercise prices of $0.80 to $1.625 at March 31, 1997 and 1996.

NOTE 3.  STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

The Company made cash payments for interest expense of $30,000 and $17,000 for the periods ended March 31, 1997 and 1996, respectively. There were no payments for income taxes.

NOTE 4.  RELATED PARTY TRANSACTIONS

Las Vegas Retail, a related party, purchases inventory at cost from the Company. Such purchases amounted to $190,000 and $355,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of Saint Andrews' Slugger Stadium concept. Saint Andrews obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return Saint Andrews will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. Saint Andrews' right to exclusively use MLB logos and other trade marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement. Saint Andrews and MLB are currently in negotiations to extend this agreement.

In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon wil be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement).

Saint Andrews has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operations of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

SALE OF FRANCHISE OPERATIONS

On December 16, 1996, the Company and Saint Andrews entered into an agreement to sell three retail stores and its franchise and wholesale operations including all rights under existing franchise agreements, all trade names and trademarks; specific depreciable assets and a modified convenant not to compete. The sale was consummated on February 26, 2997 with the Company and Saint Andrews receiving proceeds of $4.6 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

During the three months ended March 31, 1997, the Company had total revenues of $1,108,000 as compared to $1,673,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales decreased from 68% in 1996 to 57% in 1997 as a result of a shift in product mix to items with higher average profit margins. Selling, general and administrative expenses decreased by $217,000 (26%) in 1997 as compared to 1996. Decreases in revenues and expenses are primarily attributed to the February 26, 1997 sale of three retail stores in California. Sportpark development costs decreased $17,000 (18%) in 1997.

Cost of sales as percentage of merchandise sales decreased from 68% in 1996 to 57% in 1997 as a result of a shift in product mix to items with higher average profit margins.

The Rainbow store (not part of the February 26, 1997 sale) had an increase in retail sales of $118,000 (21%) to $671,000 with cost of sales increasing $96,000 (27%) to $456,000 for the three months ended March 31, 1997. Cost of sales as a percentage of retail sales increased from 65% in 1996 to 68% in 1997. Selling, general and administrative expenses increased $14,000 (9%) to $161,000.

Net loss from discontinued operations increased from $46,000 income in 1996 to $159,000 loss in 1997. Revenue from discontinued operations decreased 79% from $1,362,000 in 1996 to $290,000 in 1997. Selling, general and administrative expenses decreased 5% from $327,000 compared to $310,000 in 1997. Cost of sales as a percentage of wholesale sales increased from 95% in 1996 to 128% in 1997. All changes in discontinued operations are attributed to the sale of the franchise and wholesale operations on February 26, 1997 resulting in less than two months activity in the period ending March 31, 1997, versus three months in the period ending March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of approximately $7,213,000 compared to $5,912,000 at December 31, 1996.

Cash increased from $6,457,000 at December 31, 1996, to $8,315,000 at March 31, 1997, primarily due to the sale of franchise and wholesale operations for $4,550,000 which was partially offset by a $240,000 increase in accounts receivable, a $218,000 increase in inventory, principal repayments of note to shareholder of $526,000, repayments of line of credit of $398,000 and capital expenditures and development costs of $1,240,000.

The Company incurred $1,236,000 of project development costs during the quarter related to the continued development of its first SportPark in Las Vegas, Nevada.

The Company's sources of working capital include its current cash balance, cash flows from operating activities and a $500,000 bank line of credit.

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

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Among others, such forward-looking statements include statements with respect to (I) the availability to the Company of additional equity and/or debt proceeds on terms acceptable to the Company and at the times necessary to satisfy capital expenditure, debt repayment and other requirements, (ii) the availability of operating cash flow in amounts and at the times anticipated by management,
(iii) the adequacy of budgeted amounts for capital expenditure projects and the adequacy of the Company's liquidity and capital resources generally, and
(iv) the anticipated time of completion of capital projects.

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in 1996, under the caption "Part II, Item 6., Management's Discussion and Analysis or Plan of Operations - Safe Harbor Provision."

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date:  June 6, 1997             By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically