Form 10QSB/A
period 1997-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-06-27
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
                             Amendment No. 1

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

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                For the Three Months
                                                   Ended March 31,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $   961,000        $ 1,613,000
  Interest income                              69,000              5,000
  Royalties                                     6,000                  -
  Other                                        72,000             55,000
                                          -----------        -----------
    Total revenues                          1,108,000          1,673,000

EXPENSES:
  Cost of sales                               545,000          1,103,000
  Selling, general and administrative         614,000            831,000
  SportPark development costs                  77,000             94,000
                                          -----------        -----------
    Total expenses                          1,236,000          2,028,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (128,000)          (355,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS BEFORE MINORITY INTEREST                (128,000)          (355,000)

MINORITY INTEREST                            (629,000)            76,000

INCOME (LOSS) BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                    (757,000)          (279,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                     (159,000)            46,000
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of
    $575,000)                               2,841,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,925,000        $  (233,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.02)       $      (.04)
  Income (loss) from discontinued
    operations                                    .38                  -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .36        $      (.04)

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

                                             March 31, 1997  March 31, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.02)  $(.02)  $(.05)   $(.05)
Income(loss) from discontinued operations      .38     .35    (.01)     .01
                                              ----    ----    -----    -----
Net income(loss) per share                    $.36   $ .33   $(.04)   $(.04)

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

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date:  June 26, 1997            By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically