Form 10QSB
period 1997-06-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-08-25
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

                            Yes X             No___

As of August 12, 1997, 5,319,008 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                                Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3-4

         Unaudited Condensed Consolidated Statements of
         Income                                                  5-6

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              7

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     10

Part II: Other Information

Item 1.  Legal Proceedings                                       12

Item 2.  Changes in Securities                                   12

Item 3.  Defaults Upon Senior Securities                         12

Item 4.  Submission of Matters to a Vote of Security Holders     12

Item 5.  Other Information                                       12

Item 6.  Exhibits and Reports on Form 8-K                        12

         Signatures                                              12

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                           June 30,          December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 6,491,000        $ 6,457,000
  Accounts receivable                         264,000             86,000
  Inventories                                 583,000          1,776,000
  Prepaid expenses and other                   24,000            101,000
                                          -----------        -----------
    Total current assets                    7,362,000          8,420,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                 259,000            416,000

PROJECT DEVELOPMENT COSTS                   7,852,000          2,103,000

OTHER ASSETS                                  231,000            150,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            443,000
                                          -----------        -----------
                                          $15,704,000        $11,532,000

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

      LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,          December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                     $         -        $   398,000
  Accounts payable and accrued
    expenses                                2,505,000          2,047,000
  Deferred franchise fees                           -             63,000
  Income taxes payable                        275,000                  -
                                          -----------        -----------
    Total current liabilities               2,780,000          2,508,000

NOTE PAYABLE TO SHAREHOLDER                         -            631,000

NOTE PAYABLE                                1,312,000                  -

OTHER LONG-TERM LIABILITIES                         -            111,000

DEFERRED INCOME TAX LIABILITY                 743,000            743,000

MINORITY INTEREST                           7,184,000          5,802,000

STOCKHOLDERS' EQUITY:
  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                      5,000              5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                        3,871,000          3,871,000
  Accumulated deficit                        (191,000)        (2,139,000)
                                          -----------        -----------
    Total stockholders' equity              3,685,000          1,737,000

                                          $15,704,000        $11,532,000

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                 For the Three Months
                                                   Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $1,317,000         $3,047,000
  Interest income                             98,000              1,000
  Royalties                                    6,000                  -
  Other                                        9,000             72,000
                                          -----------        -----------
    Total revenues                         1,430,000          3,120,000

EXPENSES:
  Cost of sales                            1,011,000          2,278,000
  Selling, general and administrative        434,000            833,000
  SportPark development costs                 75,000            107,000
                                          -----------        -----------
    Total expenses                         1,520,000          3,218,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (90,000)           (98,000)

PROVISION (BENEFIT) FOR INCOME TAXES               -                  -
                                          -----------        -----------
LOSS BEFORE MINORITY INTEREST                (90,000)           (98,000)

MINORITY INTEREST                                  -             62,000

INCOME (LOSS) BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                    (70,000)           (36,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                            -             2,000
  Additional gain on disposal of
    franchise and wholesale operations        113,000                 -
                                          -----------        -----------
NET INCOME (LOSS)                         $   (23,000        $  (34,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.02)       $     (.01)
  Income (loss) from discontinued
    operations                                    .02                 -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $         -        $     (.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                 For the Six Months
                                                   Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $ 2,278,000        $ 4,660,000
  Interest income                             167,000              6,000
  Royalties                                    12,000                  -
  Other                                        81,000            127,000
                                          -----------        -----------
    Total revenues                          2,538,000          4,793,000

EXPENSES:
  Cost of sales                             1,556,000          3,381,000
  Selling, general and administrative       1,048,000          1,662,000
  SportPark development costs                 152,000            201,000
                                          -----------        -----------
    Total expenses                          2,756,000          5,244,000

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                           (218,000)          (451,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
INCOME (LOSS) BEFORE MINORITY INTEREST       (218,000)          (451,000)

MINORITY INTEREST                            (629,000)           136,000

LOSS BEFORE INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                    (847,000)          (315,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                     (159,000)            48,000
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of
    $575,000)                               2,954,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,948,000        $  (267,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.16)       $      (.05)
  Income (loss) from discontinued
    operations                                    .53                .01
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .37        $      (.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 1,948,000        $  (267,000)

  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Minority interest                         629,000           (136,000)
    Depreciation and amortization              17,000             54,000
    Gain on sale of franchise and
      wholesale operations                 (3,529,000)                 -
  Changes in assets and liabilities:
    (Increase)in accounts receivable         (199,000)           (83,000)
    (Increase)decrease in inventory          (303,000)           470,000
    Decrease in prepaid expenses and other     77,000            652,000
    (Increase)decrease in other assets         37,000             75,000
    Increase(decrease) in accounts payable  1,433,000             95,000
    Increase (decrease) in deferred
     franchise fees                           (63,000)            23,000
    Increase in income tax payable            275,000                  -
    Decrease in deferred income                                  (12,000)
                                          -----------        -----------
Net cash used by operating activities         322,000            (69,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                (5,749,000)          (431,000)
  Purchases of equipment                      (14,000)                 -
  Refund development costs                          -             85,000
  Proceeds from sale of operations          4,550,000                  -
                                          -----------        -----------
Net cash flows provided by (used in)
 investing activities                      (1,213,000)          (346,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                1,315,000                  -
  Proceeds from minority interest in
    Callaway Golf Center                      750,000                  -
  Payments on bank line of credit, net       (398,000)           213,000
  Payments on note to shareholder            (631,000)           (12,000)
  Payments on long-term debt                 (111,000)                 -
                                          -----------        -----------
Net cash used by financing activities         925,000           (201,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              34,000           (214,000)

CASH AND CASH EQUIVALENTS
 -Beginning of period                       6,457,000          1,043,000

CASH AND CASH EQUIVALENTS - End of period  $6,491,000         $  829,000

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

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

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

The Company's operations after the sale consist solely of the SportPark operations currently under development on the Las Vegas strip and the retail location on Rainbow Boulevard in Las Vegas, Nevada. The sale of all assets, liabilities and operations related to the franchise and wholesale business have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the three and six months ending June 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three and six months ended June 30, 1997 and 1996 the proforma calculations were as follows:

Three Months                                  June 30, 1997   June 30, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.02)  $(.03)  $(.01)   $(.01)
Income(loss) from discontinued operations      .02     .02       -      .01
                                              ----    ----    -----    -----
Net income(loss) per share                    $  -   $(.01)  $(.01)   $(.01)

Six Months                                    June 30, 1997   June 30, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.16)  $(.17)  $(.05)   $(.04)
Income(loss) from discontinued operations      .53     .53     .01      .01
                                              ----    ----    -----    -----
Net income(loss) per share                    $.37   $ .36   $(.04)   $(.03)

Options to purchase 442,000 shares of common stock were outstanding at June 30, 1997 and 1996, at exercise prices of $0.80 to $1.625 at June 30, 1997 and 1996.

NOTE 3.  NOTE PAYABLE AND AGREEMENT WITH CALLAWAY

On June 13, 1997, SAGC and Callaway Golf Company ("Callaway") announced the formation of the All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million.

Callaway will provide $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. SAGC will own 80 percent of the members' units of the LLC. While Callaway has purchased the remaining 20 percent for $750,000. SAGC will manage the driving range, golf course and tenant facilities in the clubhouse.

NOTE 4.  STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

The Company made cash payments for interest of $30,000 and $33,000 for the six months ended June 30, 1997 and 1996, respectively and payments for income taxes for the quarter and six months ended June 30, 1997 totaling $300,000.

NOTE 5.  RELATED PARTY TRANSACTIONS

Las Vegas Retail, a related party, purchases inventory at cost from the Company. Such purchases amounted to $190,000 and $665,000 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

During the three months ended June 30, 1997, the Company had total revenues of $1,430,000 as compared to $3,120,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales increased slightly from 75% in 1996 to 77% in 1997 as a result of a shift in product mix to items with higher average profit margins. Selling, general and administrative expenses decreased by $394,000 (48%) in 1997 as compared to 1996. Decreases in revenues, expenses and selling, general and administrative expenses are primarily attributed to the February 26, 1997 sale of three retail stores in California. Sportpark development costs decreased $32,000 (30%) in 1997.

The Rainbow store (not part of the February 26, 1997 sale) had an increase in retail sales of $125,000 (16%) to $915,000 with cost of sales increasing $117,000 (23%) to $619,000 for the three months ended June 30, 1997. Cost of sales as a percentage of retail sales increased from 65% in 1996 to 68% in 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

During the six months ended June 30, 1997 the Company had total revenues of $2,538,000 as compared to $4,793,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales decreased from 73% in 1996 to 68% in 1997. Decreases in revenues and associated cost of goods sold are primarily attributed to the February 26, 1997 sale of three retail stores in California leaving only the Las Vegas retail store for the period March to June, 1997.

The Rainbow store had an increase in retail sales of $200,000 (14%) to $2.0 million in 1997 with cost of sales increasing $209,000 (24%) to $1,075,000 for the six months ended June 30, 1997. Cost of sales as a percentage of retail sales increased from 62% in 1996 to 67% in 1997. Selling, general and administrative expenses decreased $614,000 as a result of the elimination of the three retail stores in Los Angeles in addition to other reductions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of approximately $4,582,000 compared to $5,912,000 at December 31, 1996.

Cash increased from $6,457,000 at December 31, 1996, to $6,491,000 at June 30, 1997, primarily due to the sale of franchise and wholesale operations for $4,550,000, and $2,065,000 in debt and minority interest proceeds from Callaway for the golf facility. The increases in cash were offset by development costs of $5,747,000.

The Company incurred $5,749,000 of project development costs during the six months ended June 30, 1997 related to the continued development of its first SportPark in Las Vegas, Nevada.

The Company's sources of working capital include its current cash balance, cash flows from operating activities and a $500,000 bank line of credit.

SAGC and Callaway Golf Company ("Callaway") announced the formation of the All-American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million.

Callaway will provide $5,250,000 in debt financing which bears interest at 10% with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the oipening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. SAGC will own 80% of the members' units of the new company while Callaway has contributed $750,000 for 20% of the members' units of the LLC. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

The Company currently has not secured financing for the construction of the sports entertainment complex portion of its Las Vegas facility. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

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

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in the Company's Form 10-KSB for the year ended December 31, 1996, under the caption "Part II, Item 6., Management's Discussion and Analysis or Plan of Operations - Safe Harbor Provision."

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

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date: August 25, 1997            By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically