Form 10QSB/A
period 1997-06-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-10-14
CIK 793044

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

                                   INDEX
                                                                Page No.
Part I:  Financial Information

Item 1.  Financial Information:
         Unaudited Condensed Consolidated Balance Sheets. . . .  3-4
         Unaudited Condensed Consolidated Statements of
         Income . . . . . . . . . . . . . . . . . . . . . . . .  5-6
         Unaudited Condensed Consolidated Statements of
         Cash Flows . . . . . . . . . . . . . . . . . . . . . .  7
         Notes to Unaudited Condensed Consolidated
         Financial Statements . . . . . . . . . . . . . . . . .  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .  10

Part II: Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  12
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . .  12
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . .  12
Item 4.  Submission of Matters to a Vote of Security Holders  .  12
Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  12
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  12

         Signatures . . . . . . . . . . . . . . . . . . . . . .  12

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                           June 30,          December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 6,491,000        $ 6,457,000
  Accounts receivable                         264,000             86,000
  Inventories                                 583,000          1,776,000
  Prepaid expenses and other                   24,000            101,000
                                          -----------        -----------
    Total current assets                    7,362,000          8,420,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                 259,000            416,000

PROJECT DEVELOPMENT COSTS                   7,852,000          2,103,000

OTHER ASSETS                                  231,000            150,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            443,000
                                          -----------        -----------
                                          $15,704,000        $11,532,000
                                          -----------        -----------

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

      LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,          December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                     $         -        $   398,000
  Accounts payable and accrued
    expenses                                2,605,000          2,047,000
  Deferred franchise fees                           -             63,000
  Income taxes payable                        275,000                  -
                                          -----------        -----------
    Total current liabilities               2,880,000          2,508,000

NOTE PAYABLE TO SHAREHOLDER                         -            631,000

NOTE PAYABLE                                1,312,000                  -

OTHER LONG-TERM LIABILITIES                         -            111,000

DEFERRED INCOME TAX LIABILITY                 743,000            743,000

PREFERRED STOCK OF SUBSIDIARY               5,000,000          5,000,000

MINORITY INTEREST                           2,154,000            802,000

STOCKHOLDERS' EQUITY:
  Convertible, preferred stock,
    Series A, no par value:
    authorized-5,000,000 shares;
    issued and outstanding-512,799
    shares                                      5,000              5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                        3,871,000          3,871,000
  Accumulated deficit                        (261,000)        (2,139,000)
                                          -----------        -----------
    Total stockholders' equity              3,615,000          1,737,000
                                          -----------        -----------
                                          $15,704,000        $11,532,000
                                          -----------        -----------

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                For the Three Months
                                                   Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $1,317,000         $3,047,000
  Interest income                             98,000              1,000
  Royalties                                    6,000                  -
  Other                                        9,000             72,000
                                          -----------        -----------
    Total revenues                         1,430,000          3,120,000

EXPENSES:
  Cost of sales                            1,011,000          2,278,000
  Selling, general and administrative        534,000            833,000
  SportPark development costs                 75,000            107,000
                                          -----------        -----------
    Total expenses                         1,620,000          3,218,000

LOSS BEFORE PROVISION FOR INCOME TAXES      (190,000)           (98,000)

PROVISION (BENEFIT) FOR INCOME TAXES               -                  -
                                          -----------        -----------
LOSS BEFORE MINORITY INTEREST               (190,000)           (98,000)

MINORITY INTEREST                             29,000             62,000

INCOME (LOSS) BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                   (161,000)           (36,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                            -             2,000
  Additional gain on disposal of
    franchise and wholesale operations        113,000                 -
                                          -----------        -----------
NET INCOME (LOSS)                         $   (48,000)       $  (34,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.03)       $     (.01)
  Income (loss) from discontinued
    operations                                    .02                 -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $      (.01)       $     (.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                 For the Six Months
                                                   Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $ 2,278,000        $ 4,660,000
  Interest income                             167,000              6,000
  Royalties                                    12,000                  -
  Other                                        81,000            127,000
                                          -----------        -----------
    Total revenues                          2,538,000          4,793,000

EXPENSES:
  Cost of sales                             1,556,000          3,381,000
  Selling, general and administrative       1,148,000          1,662,000
  SportPark development costs                 152,000            201,000
                                          -----------        -----------
    Total expenses                          2,856,000          5,244,000

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                           (318,000)          (451,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
INCOME (LOSS) BEFORE MINORITY INTEREST       (318,000)          (451,000)

MINORITY INTEREST                            (599,000)           136,000

LOSS BEFORE INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                    (917,000)          (315,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                     (159,000)            48,000
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of
    $575,000)                               2,954,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,878,000        $  (267,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.17)       $      (.05)
  Income (loss) from discontinued
    operations                                    .53                .01
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .36        $      (.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended June 30,
                                                 1997           1996
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 1,878,000    $  (267,000)

  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Minority interest                             599,000       (136,000)
    Depreciation and amortization                  17,000         54,000
    Gain on sale of franchise and
      wholesale operations                     (3,529,000)             -
  Changes in assets and liabilities:
    (Increase)in accounts receivable             (199,000)       (83,000)
    (Increase)decrease in inventory              (303,000)      (470,000)
    Decrease in prepaid expenses and other         77,000        652,000
    (Increase)decrease in other assets             37,000         75,000
    Increase(decrease) in accounts payable
      and accrued expenses                      1,533,000         95,000
    Increase (decrease) in deferred
     franchise fees                               (63,000)        23,000
    Increase in income tax payable                275,000              -
    Decrease in deferred income                                  (12,000)
                                              -----------    -----------
Net cash used by operating activities             322,000        (69,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                    (5,749,000)      (431,000)
  Purchases of equipment                          (14,000)             -
  Refund development costs                              -         85,000
  Proceeds from sale of operations              4,550,000              -
                                              -----------    -----------
Net cash flows provided by (used in)
 investing activities                          (1,213,000)      (346,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                    1,315,000              -
  Proceeds from minority interest in
    Callaway Golf Center                          750,000              -
  Payments on bank line of credit, net           (398,000)       213,000
  Payments on note to shareholder                (631,000)       (12,000)
  Payments on long-term debt                     (111,000)             -
                                              -----------    -----------
Net cash used by financing activities             925,000        201,000
                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  34,000       (214,000)

CASH AND CASH EQUIVALENTS-Beginning of period   6,457,000      1,043,000
                                              -----------    -----------
CASH AND CASH EQUIVALENTS-End of period       $ 6,491,000    $   829,000
                                              -----------    -----------
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

Three Months                                  June 30, 1997   June 30, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.03)  $(.03)  $(.01)   $(.01)
Income(loss) from discontinued operations      .02     .02       -        -
                                              ----    ----    -----    -----
Net income(loss) per share                   $(.01)  $(.01)  $(.01)   $(.01)

Six Months                                    June 30, 1997   June 30, 1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.17)  $(.17)  $(.05)   $(.05)
Income(loss) from discontinued operations      .53     .53     .01      .01
                                              ----    ----    -----    -----
Net income(loss) per share                    $.36   $ .36   $(.04)   $(.04)

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of Saint Andrews' Slugger Stadium concept. Saint Andrews obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through November 30, 2000, and in return Saint Andrews will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. Saint Andrews' right to exclusively use MLB logos and other trade marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement. Saint Andrews and MLB are currently in negotiations to extend this agreement.

In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon wil be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement).

Saint Andrews has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operations of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark in Las Vegas, Nevada and Southern California through December 31, 2003 provided certain conditions are satisfied.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

SALE OF FRANCHISE OPERATIONS

On December 16, 1996, the Company and Saint Andrews entered into an agreement to sell three retail stores and its franchise and wholesale operations including all rights under existing franchise agreements, all trade names and trademarks; specific depreciable assets and a modified convenant not to compete. The sale was consummated on February 26, 1997 with the Company and Saint Andrews receiving proceeds of $4.6 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

During the three months ended June 30, 1997, the Company had total revenues of $1,430,000 as compared to $3,120,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales increased slightly from 75% in 1996 to 77% in 1997 as a result of a shift in product mix to items with higher average profit margins. Selling, general and administrative expenses decreased by $299,000 (48%) in 1997 as compared to 1996. Decreases in revenues, expenses and selling, general and administrative expenses are primarily attributed to the February 26, 1997 sale of three retail stores in California. Sportpark development costs decreased $32,000 (30%) in 1997 due to less activities related to noncapitalizable projects.

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

Selling, general and administrative expenses decreased by $514,000 (31%) in 1997 as compared to 1996. As for the three months ending June 30, 1997, the primary reason for the decreased resulted from the sale of the Company owned stores and wholesale operations in February 1997. Sportpark development costs decreased by $49,000 resulting from less activities related to noncapitalizable projects.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of approximately $4,482,000 compared to $5,912,000 at December 31, 1996. Cash increased from $6,457,000 at December 31, 1996, to $6,491,000 at June 30, 1997, primarily due to the sale of franchise and wholesale operations for $4,550,000, and $2,065,000 in debt and minority interest proceeds from Callaway for the golf facility.

Increases were partially offset by $5,749,000 of project development costs during the six months ended June 30, 1997 related to the continued development of its first SportPark in Las Vegas, Nevada.

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

The Company currently has not secured financing for the construction of the sports entertainment complex portion of its Las Vegas facility which is anticipated to require capital expenditures of $20 million. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

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

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date: October 11, 1997          By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically