Form 10KSB/A
period 1996-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-10-23
CIK 793044

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

                         Commission File No. 0-17436

                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
 ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1034868
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

     5325 SOUTH VALLEY VIEW BOULEVARD, SUITE 10, LAS VEGAS, NEVADA  89118
--------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          ---------------------------
                               (Title of Class)

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

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

                               SALE OF ASSETS

     On February 26, 1997, the Company and Saint Andrews completed the sale of all but one of the Company-owned retail stores, the Company's wholesale operations and Saint Andrews franchising business to Las Vegas Golf & Tennis, Inc., an unaffiliated entity.

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


     In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, Saint Andrews holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, Saint Andrews agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, Saint Andrews must pay $50,000 during such year. Saint Andrews has made the payments required for 1995 and 1996. In addition to and as an offset against the minimum payments set out above, Saint Andrews is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by Saint Andrews to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

     Saint Andrew's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 15,500 square feet of warehouse space and approximately 6,000 square feet of office space at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada, at an aggregate monthly rent of approximately $13,700 from its Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. From July 1994 through June 1996 Saint Andrews was allocated 33% of the rent and the Company was allocated 67% of the rent. Beginning July 1, 1996 Saint Andrews was allocated 67% of the rent and the Company was allocated 33% of the rent. The Company believes that the rent paid is comparable to that which it could obtain from an unaffiliated party.

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

     In 1995, Giant Ride, Inc. filed suit in the District Court of Clark County, Nevada against Saint Andrews claiming that Saint Andrews had breached a contract to purchase a giant slide for Saint Andrews' Las Vegas SportPark. Giant Ride, Inc. is seeking an unspecified amount of damages. Saint Andrews denies that it had a contract to purchase such a slide. This suit is currently in the discovery stage.

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

     Overall, the Company expects to finance future operations and capital expenditures through its existing cash balance, bank line of credit and other financing vehicles including corporate sponsorships as they relate to the All-American SportPark. Cash flows from operations in 1997 will be limited to those generated by the remaining one Company-owned retail store and therefore will be negligible until the expected November 1997 opening of the All-American SportPark. There were no funds received during the year ended December 31, 1996 from potential corporate sponsors for the All-American SportPark.

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

     Through February 1997, certain facilities used by the Company and Saint Andrews were leased by the Company from Vaso Boreta, the Company's Chairman of the Board. The Company leased approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of approximately $13,700. The Board of Directors of the Company believes that the terms of this lease were at least as favorable as those which could be obtained from an unaffiliated entity.

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

     During 1995 and 1996, the Affiliated Store purchased $559,000 and $1,120,000, respectively, in sporting goods merchandise from the Company.
Also during 1995 and 1996, the Affiliated Store sold $757,000 and $382,000, respectively, in merchandise to the Company. The Company's Board of Directors believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1995 and 1996, the Company paid $60,000 and $228,000, respectively, for advertising shared with the Affiliated Store, which represented approximately one-half of the costs of such advertising.

     During the year ended December 31, 1994, Vaso Boreta loaned the Company a net amount of approximately $387,000 which, when combined with the balance owed to Mr. Boreta of $231,000 on December 31, 1993, resulted in an amount due Mr. Boreta on December 31, 1994, of $618,000. This amount was increased to $663,000 as of December 31, 1995 due to additional loans from Mr. Boreta to the Company. This amount was represented by an unsecured note bearing interest at 10% which was due on January 31, 1997. On February 1, 1997, the Company issued a new note on the same terms for $631,149 due on December 31, 1998. The terms of the note with Mr. Boreta are substantially equivalent to the terms of the loans he took out from a bank to fund his loans to the Company.

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

         LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1996 AND 1995

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  1996         1995
CURRENT LIABILITIES:
 Bank line of credit                          $   398,000   $      -
 Current portion of obligations under
  capital lease                                    13,000          -
 Accounts payable                               1,004,000     1,076,000
 Accounts payable trade, held for sale            219,000       364,000
 Accrued expenses                                 348,000       349,000
 Due to Affiliated Store                          463,000       971,000
 Deferred franchise fees                           63,000        60,000

   Total current liabilities                    2,508,000     2,820,000

NOTE PAYABLE TO SHAREHOLDER                       631,000       663,000

OBLIGATION UNDER CAPITAL LEASE,
 net of current portion                            20,000          -

DEFERRED INCOME                                    91,000       117,000

DEFERRED TAX LIABILITY                            743,000       743,000

PREFERRED STOCK OF SUBSIDIARY                   5,000,000          -

MINORITY INTEREST                                 802,000     1,214,000

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

                                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Dated: October 23, 1997            By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta               President, Chairman of the   October 23, 1997
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Ronald S. Boreta          Director                     October 23, 1997
Ronald S. Boreta

/s/ Robert S. Rosburg         Director                     October 23, 1997
Robert S. Rosburg

/s/ William Kilmer            Director                     October 23, 1997
William Kilmer