Form 10QSB
period 1997-09-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1997-11-21
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB





         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1997


                      Commission File Number: 0-17436


                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Colorado                                     84-1034868
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
     --------------------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (702) 798-7777
                        ---------------------------
                        (Issuer's telephone number)







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of November 15, 1997, 5,319,008 shares of common stock, no par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX
                                                                Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3-4

         Unaudited Condensed Consolidated Statements of
         Income                                                  5-6

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              7-8

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11

Part II: Other Information

Item 1.  Legal Proceedings                                       13

Item 2.  Changes in Securities                                   13

Item 3.  Defaults Upon Senior Securities                         13

Item 4.  Submission of Matters to a Vote of Security Holders     13

Item 5.  Other Information                                       13

Item 6.  Exhibits and Reports on Form 8-K                        13

         Signatures                                              13

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                          September 30,      December 31,
                                             1997               1996
                                          -----------        -----------
                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents               $ 1,660,000        $ 6,457,000
  Accounts receivable                         339,000             86,000
  Inventories                                 563,000          1,776,000
  Prepaid expenses and other                   31,000            101,000
  Preopening expenses                         386,000                  -
                                          -----------        -----------
    Total current assets                    2,979,000          8,420,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                 326,000            416,000

PROJECT DEVELOPMENT COSTS                  13,657,000          2,103,000

OTHER ASSETS                                        -            150,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            443,000
                                          -----------        -----------
                                          $16,962,000        $11,532,000
























NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                          September 30,      December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)

CURRENT LIABILITIES:
  Bank line of credit                     $         -        $   398,000
  Accounts payable and accrued
    expenses                                1,375,000          2,047,000
  Deferred franchise fees                           -             63,000
  Income taxes payable                        137,000                  -
                                          -----------        -----------
    Total current liabilities               1,512,000          2,508,000

NOTE PAYABLE TO SHAREHOLDER                         -            631,000

NOTE PAYABLE                                3,937,000                  -

OTHER LONG-TERM LIABILITIES                         -             20,000

DEFERRED INCOME                               143,000             91,000

DEFERRED INCOME TAX LIABILITY                 743,000            743,000

PREFERRED STOCK OF SUBSIDIARY               5,000,000          5,000,000

MINORITY INTEREST                           2,109,000            802,000

STOCKHOLDERS' EQUITY:
  Convertible, preferred stock,
    Series A, no par value: authorized
    -5,000,000 shares; issued and
    outstanding-512,799 shares as of
    12/31/96; 0 as of 9/30/97                       -              5,000
  Common stock, no par value:
    authorized-15,000,000 shares,
    issued and outstanding-
    5,319,008 shares                        3,876,000          3,871,000
  Accumulated deficit                        (358,000)        (2,139,000)
                                          -----------        -----------
    Total stockholders' equity              3,518,000          1,737,000

                                          $16,962,000        $11,532,000





NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                               For the Three Months
                                                Ended September 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                     $825,000         $1,330,000
  Interest income                             45,000             28,000
  Royalties                                    6,000                  -
  Other                                        1,000                  -
                                          -----------        -----------
    Total revenues                           877,000          1,358,000

EXPENSES:
  Cost of sales                              652,000            802,000
  Selling, general and administrative        324,000            839,000
  SportPark development costs                      -              6,000
                                          -----------        -----------
    Total expenses                           976,000          1,647,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (99,000)          (289,000)

PROVISION (BENEFIT) FOR INCOME TAXES               -                  -
                                          -----------        -----------
LOSS BEFORE MINORITY INTEREST                (99,000)          (289,000)

MINORITY INTEREST                             41,000             51,000

INCOME (LOSS) BEFORE LOSS FROM
  DISCONTINUED OPERATIONS                    (58,000)          (238,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                            -           169,000
  Additional gain on disposal of
    franchise and wholesale operations              -                 -
                                          -----------        -----------
NET INCOME (LOSS)                         $   (58,000)       $  (69,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.01)       $     (.01)
  Income (loss) from discontinued
    operations                                      -                  -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $      (.01)       $     (.01)






The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME

                                                For the Nine Months
                                                Ended September 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $ 3,103,000        $ 7,741,000
  Interest income                             212,000             34,000
  Royalties                                    18,000                  -
  Other                                        62,000            127,000
                                          -----------        -----------
    Total revenues                          3,395,000          7,902,000

EXPENSES:
  Cost of sales                             2,204,000          5,853,000
  Selling, general and administrative       1,492,000          2,501,000
  SportPark development costs                 156,000            207,000
                                          -----------        -----------
    Total expenses                          3,852,000          8,561,000

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                           (457,000)          (659,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
INCOME (LOSS) BEFORE MINORITY INTEREST       (457,000)          (659,000)

MINORITY INTEREST                            (557,000)           187,000

LOSS BEFORE INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                  (1,014,000)          (472,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                     (159,000)           137,000
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of
    $575,000)                               2,954,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,781,000        $  (335,000)

NET INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.23)       $      (.06)
  Income (loss) from discontinued
    operations                                    .53                  -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .30        $      (.06)



The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                  Ended September 30,
                                                  1997          1996
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 1,781,000    $  (335,000)

  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Minority interest                            (557,000)      (187,000)
    Depreciation and amortization                  24,000         81,000
    Gain on sale of franchise and
      wholesale operations                     (3,529,000)             -
  Changes in assets and liabilities:
    (Increase)in accounts receivable               18,000        (63,000)
    Increase in lease termination receivables           -       (123,000)
    Decrease in inventory                       2,375,000       (430,000)
    Decrease in prepaid expenses and other         81,000        623,000
    (Increase)decrease in other assets            150,000         95,000
    Increase in preopening cost                  (386,000)             -
    Increase(decrease) in accounts payable     (1,378,000)      (323,000)
    Increase (decrease) in deferred
      franchise fees                              (63,000)        62,000
    Increase in income tax payable                137,000              -
    Increase (decrease) in deferred income         52,000        (19,000)
                                              -----------    -----------
Net cash used by operating activities          (1,295,000)      (619,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                   (11,554,000)    (1,093,000)
  Purchases of equipment                         (136,000)             -
  Refund development costs                              -         85,000
  Proceeds from sale of operations              4,550,000              -
                                              -----------    -----------
Net cash flows provided by (used in)
 investing activities                          (7,140,000)    (1,008,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                    3,937,000              -
  Proceeds from minority interest in
    Callaway Golf Center                          750,000              -
  Borrowing from line of credit                         -        468,000
  Proceeds from long term debt                          -         45,000
  Proceeds from sale of preferred stock                 -      4,000,000
  Preferred stock issuance costs                        -       (162,000)
  Payments on bank line of credit, net           (398,000)             -
  Payments on note to shareholder                (631,000)       (12,000)
  Payments on long-term debt                      (20,000)        (1,000)
                                              -----------    -----------
Net cash used by financing activities           3,638,000      4,338,000


                           (Continued)

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS
                           (Continued)

                                                  For the Nine Months
                                                  Ended September 30,
                                                  1997          1996
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (4,797,000)     2,711,000

CASH AND CASH EQUIVALENTS-Beginning of period   6,457,000      1,043,000

CASH AND CASH EQUIVALENTS-End of period        $6,491,000     $3,754,000








































The accompanying notes are an integral part of these condensed consolidated financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements include the accounts of Las
Vegas
Discount Golf & Tennis, Inc. (LVDGT), and its subsidiaries, Saint Andrews Golf Corporation (SAGC), LVDGT Development Corporation and LVDGT Rainbow, Inc. (Rainbow) (collectively the "Company"). All significant intercompany transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

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

The Company's operations after the sale consist solely of the SportPark operations currently under development on the Las Vegas strip and the retail location on Rainbow Boulevard in Las Vegas, Nevada. The sale of all assets, liabilities and operations related to the franchise and wholesale business have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the three and nine months ending September 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three and nine months ended September 30, 1997 and 1996 the proforma calculations were as follows:

Three Months                                  September 30,   September 30,
                                                  1997            1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.06)  $(.06)  $(.02)   $(.02)
Income(loss) from discontinued operations        -       -     .01      .01
                                             -----   -----   -----    -----
Net income(loss) per share                   $(.06)  $(.06)  $(.01)   $(.01)

Nine Months                                   September 30,   September 30,
                                                  1997            1996
                                             Basic  Diluted  Basic  Diluted
                                             --------------  --------------
Income(loss) from operations                 $(.23)  $(.23)  $(.06)   $(.06)
Income(loss) from discontinued operations      .53     .53       -        -
                                              ----    ----    -----    -----
Net income(loss) per share                    $.30   $ .36   $(.06)   $(.06)

Options to purchase 442,000 shares of common stock were outstanding at September 30, 1997 and 1996, at exercise prices of $0.80 to $1.625 at September 30, 1997 and 1996.

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

Callaway will provide $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of September 30, 1997, $3,937,500 had been drawn under this agreement. On November 12, 1997 Callaway remitted the remaining $1,312,500 pursuant to the Agreement. SAGC owns 80 percent of the members' units of the LLC. While Callaway purchased the remaining 20 percent for $750,000, Callaway's members' units are included in minority interest. SAGC will manage the driving range, golf course and tenant facilities in the clubhouse.

NOTE 4.  STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

The Company made cash payments for interest of $30,000 and $33,000 for the nine months ended September 30, 1997 and 1996, respectively and payments for income taxes for the quarter and nine months ended September 30, 1997 totaled $138,000 and $430,000, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

Las Vegas Retail, a related party, purchases inventory at cost from the Company. Such purchases amounted to $115,000 and $1,096,000 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, Saint Andrews holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, Saint Andrews agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, Saint Andrews must pay $50,000 during such year. St. Andrews has made the payments required for 1995 and 1996. In addition to and as an offset against the minimum payments set out above, St. Andrews is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by St. Andrews to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

During the three months ended September 30, 1997, the Company had net merchandise sales of $825,000 as compared to $1,330,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales increased from 61% in 1996 to 79% in 1997 as a result of a shift in product mix to items with lower average profit margins. Selling, general and administrative expenses decreased by $515,000 (61%) in 1997 as compared to 1996. Decreases in revenues, expenses and selling, general and administrative expenses are primarily attributed to the February 26, 1997 sale of three retail stores in California.

The Rainbow store (not part of the February 26, 1997 sale) had an increase in retail sales of $266,000 (38%) to $972,000 with cost of sales increasing $150,000
(29%) to $662,000 for the three months ended September 30, 1997. Cost of sales as a percentage of retail sales decreased from 72% in 1996 to 68% in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPEMBER 30, 1996

During the nine months ended September 30, 1997 the Company had net merchandise sales of $3,103,000 as compared to $7,741,000 for the same period in 1996. Cost of sales as a percentage of merchandise sales decreased from 76% in 1996 to 71% in 1997. Decreases in revenues and associated cost of goods sold are primarily attributed to the February 26, 1997 sale of three retail stores in California leaving only the Las Vegas retail store for the period March to June, 1997.

The Rainbow store had an increase in retail sales of $503,000 (25%) to $2,542,000 in 1997 with cost of sales increasing $332,000 (21%) to $1,747,000 for the nine months ended September 30, 1997. Cost of sales as a percentage of retail remained constant at 69% for both periods. Selling, general and administrative expenses decreased $1,009,000 as a result of the elimination of the three retail stores in Los Angeles in addition to other reductions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of approximately $1,467,000 compared to $5,912,000 at December 31, 1996.

Cash decreased from $6,457,000 at December 31, 1996, to $1,660,000 at September 30, 1997, primarily due to development costs of $11,554,000, payments of shareholder notes and the bank line of credit totaling $1,029,000 and the reduction of accounts and accrued expenses of $672,000. These reductions were offset by proceeds from the sale of franchise and wholesale operations for $4,550,000, and $4,687,000 in debt and minority interest proceeds from Callaway for the golf facility.

The Company incurred $11,554,000 of project development costs during the nine months ended September 30, 1997 related to the continued development of its first
SportPark in Las Vegas, Nevada.

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

Callaway will provide $5,250,000 in debt financing which bears interest at 10% with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of September 30, 1997, $3,937,500 had been drawn under this agreement. On November 12, 1997 Callaway remitted the remaining $1,312,500 pursuant to the agreement. SAGC owns 80% of the members' units of the new company while Callaway has contributed $750,000 for the remaining 20% of the members' units of the LLC. On October 1, 1997 the Golf Center commenced operations. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

The Company currently has not secured financing for the construction of the sports entertainment complex portion of its Las Vegas facility. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. As of September 30, 1997 a nonrefundable fee of $70,000 was received from CTS who will operate the amusement portion of the Sportpark. This amount has been deferred and will be amortized over the life of the agreement. Additionally, in November SAGC received the remaining $30,000 from CTS pursuant to the agreement as well as Sports Service which will operate the food concessions for the Golf Center and $100,000 from Sportpark. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.

         During the quarter ended September 30, 1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

         In September 1997, the Company issued 512,799 shares of its Common Stock to Ronald S. Boreta, a Director of the Company and President of the Company's Saint Andrews subsidiary, in exchange for 512,799 shares of the Company's Series A Convertible Preferred Stock held by him.



                               -13-
        With respect to this issuance, the Company relied on Section 4(2) of the Act. Mr. Boreta is a sophisticated investor and represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

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

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.


Date: November 15, 1997         By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                             METHOD OF FILING
--------                                      -----------------------------
  27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically