Form 10KSB
period 1997-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1998-05-12
CIK 793044

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1997

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from: _____ to _____

                         Commission File No. 0-17436


                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1034868
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

     5325 SOUTH VALLEY VIEW BOULEVARD, SUITE 4, LAS VEGAS, NEVADA  89118
     -------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $5,152,000.

As of April 22, 1998, 5,831,807 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $3,426,600.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Las Vegas Discount Golf & Tennis, Inc. (the "Company") presently (1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns two-thirds (2/3's) of the outstanding shares of common stock of Saint Andrews Golf Corporation ("Saint Andrews"). The Company's ownership of two-thirds of Saint Andrews represents the Company's largest asset and the financial results of Saint Andrews have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this Report contains much disclosure about Saint Andrews and its business, readers should keep in mind that Saint Andrews operates as a separate company with its own management. For further information on Saint Andrews, please see Saint Andrews' Form 10-KSB.

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

     The total price for the transaction was $5,354,287 of which $4,600,000 was paid in cash, $264,176 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635 was withheld for accrued vacation liabilities. Of the total purchase price, $2,603,787 was allocated to the Company and $2,750,500 was allocated to Saint Andrews. During the three months ended June 30, 1997, Saint Andrews recognized an additional $113,000 of gain on the sale of the franchise assets.

     In connection with the sale of the above-described assets, Saint Andrews and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at SportPark and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of the Company, Ron Boreta, the President of Saint Andrews, and John Boreta, a principal shareholder of the Company, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for Summerlin, Nevada.

     During June 1997 Saint Andrews and Callaway Golf Company formed All American Golf LLC, a California limited liability company which is owned 80% by the Company and 20% by Callaway Golf Company, and which owns and operates the Callaway Golf Center[TM] at the Las Vegas All American SportPark.

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

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

       PROPOSED MERGER WITH SAINT ANDREWS GOLF CORPORATION

GENERAL

     On January 20, 1998, the officers of the Company and Saint Andrews executed a merger agreement pursuant to which Saint Andrews would merge with and into the Company. As a result, the separate corporate existence of Saint Andrews would cease and the Company would continue as the surviving corporation of the merger. Management also intends to change the name of the Company to "All-American SportPark, Inc." to reflect the primary business of the surviving corporation.

     The Company and Saint Andrews have commenced preparation of a registration statement on Form S-4 which will be filed with the Securities and Exchange Commission once it is completed. Once this is declared effective by the Commission, proxy materials will be submitted to the shareholders of the Company and Saint Andrews seeking their approval of the merger and the name change. The merger will take place as promptly as practicable after the adoption and approval of the merger agreement and the approval of the merger by the stockholders of Saint Andrews and the stockholders of the Company, and the satisfaction or waiver of the other conditions to the merger set forth in the merger agreement.

     The exchange rate for the merger described below as based upon the recommendations of Quist Financial Inc., an independent valuation firm.

      The following description of the merger assumes that the stockholders of both the Company and Saint Andrews approve the merger.

EFFECTIVE TIME

     The merger will become effective by the filing of certificates of merger with the Secretary of State of Colorado and the Secretary of State of Nevada.

CORPORATE MATTERS

     At the Effective Time the articles of incorporation and by-laws of the Company will become the articles of incorporation and by-laws of the Surviving Corporation, and the officers and directors of Saint Andrews immediately prior to the Effective Time will become the officers and directors of the Surviving Corporation.

CONVERSION OF SECURITIES

     At the Effective Time, by virtue of the merger and without any action on the part of the Company, or the holders of Saint Andrew's Capital Stock, (I) each share of Saint Andrew's Common Stock issued and outstanding immediately prior to the Effective Time (except for shares of Saint Andrews' Common Stock held by the Company) will be converted into 2.4 shares of the Company's Common Stock, (ii) each share of the Saint Andrews' Series A Preferred Stock will be converted into 2.4 shares of the Company's Preferred Stock, and (iii) each share of Saint Andrews' Common Stock held by the Company immediately prior to the Effective Time and all rights in respect thereof will be canceled. This would result in the current shareholders of Saint Andrews (other than the Company) owning approximately 38.2% of the surviving corporation, assuming that there are no dissenting shareholders.

OPTIONS AND WARRANTS TO PURCHASE SAINT ANDREWS' COMMON STOCK

     At the Effective Time, each option or warrant granted by Saint Andrews to purchase shares of Saint Andrews' Common Stock which is outstanding and unexercised immediately prior to the Effective Time will be assumed by the Company and converted into an option or warrant to purchase shares of the Company's Common Stock in such number and at such exercise price as described below and otherwise having the same terms and conditions as in effect immediately prior to the Effective Time. The number of shares of the Company's Common Stock to be subject to the new option or warrant will be equal to the product of (i) the number of shares of Saint Andrews' Common Stock subject to the original option or warrant multiplied by (ii) the Exchange Ratio. The exercise price per share of the Company's Common Stock under the new option or warrant will be equal to the quotient of (i) the exercise price per share of Saint Andrews' Common Stock under the original option or warrant divided by (ii) the Exchange Ratio.

REPRESENTATIONS AND WARRANTIES

     The Merger Agreement contains certain customary representations and warranties on the part of Saint Andrews and the Company, including, without limitation, representations and warranties as to (i) organization and qualification and subsidiaries; (ii) organizational documents; (iii) capitalization; (iv) authority relative to the Merger Agreement; (v) no conflict and required filings and consents; (vi) permits and compliance with laws; (vii) Commission filings and financial statements; (viii) employee benefit plans and labor matters; (ix) accounting and certain tax matters; (x) contracts; (xi) litigation; (xii) intellectual property; (xiii) insurance; and
(xiv) certain interests of officers and directors in the constituent corporations.

CONDUCT OF BUSINESS PENDING THE MERGER

     The Merger Agreement provides that, between the date of the Merger Agreement and the Effective Time, Saint Andrews and the Company must conduct their respective businesses in the ordinary course consistent with past practice and use all reasonable efforts to preserve substantially intact their respective business organizations. The Merger Agreement also provides that neither Saint Andrews nor the Company may, without the prior written consent of the other party, between the date of the Merger Agreement and the Effective Time, (I) amend its articles of incorporation or by-laws; (ii) declare or pay any dividend or other distribution with respect to any of its capital stock;
(iii) reclassify, combine, split or subdivide or redeem, purchase or otherwise acquire, directly or indirectly, any of its capital stock; (iv) authorize or enter into any formal or informal agreement or otherwise make any commitment to take any action prohibited by the Merger Agreement; or (v) issue any shares of capital stock, except for issuances of capital stock pursuant to options, warrants and other rights to acquire capital stock outstanding on the date of the Merger Agreement, or for issuances of capital stock in connection with financing of the Las Vegas All-American SportPark.

PLAN OF REORGANIZATION

     The Merger Agreement is intended to constitute a tax-free "plan of reorganization" within the meaning of the income tax regulations promulgated under the Code. Pursuant to the Merger Agreement, Saint Andrews and the Company have agreed that, from and after the date of the Merger Agreement, they will use all reasonable efforts to cause the Merger to qualify, and will not knowingly take any actions or cause any actions to be taken which could reasonably be expected to prevent the Merger from qualifying, as a tax-free reorganization under the Code.

FURTHER ACTION; CONSENTS; FILINGS

     The Merger Agreement provides that Saint Andrews and the Company must use all reasonable efforts to (i) take, or cause to be taken, all appropriate action, and do, or cause to be done, all things necessary, proper or advisable under applicable law or otherwise to consummate and make effective the Merger;
(ii) obtain from governmental entities any consents, licenses, permits, waivers, approvals, authorizations or orders required to be obtained by Saint Andrews or the Company in connection with the authorization, execution and delivery of the merger Agreement and the consummation of the Merger; and (iii) make all necessary filings, and thereafter make any other required or appropriate submissions, with respect to the Merger Agreement and the Merger required under the rules and regulations of the Securities Act, the Exchange Act and any other applicable federal or state securities laws and any other applicable law.

CONDITIONS TO THE MERGER

     CONDITIONS TO THE OBLIGATIONS OF EACH PARTY. The obligations of both Saint Andrews and the Company to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, without limitation,
(i) the continuing effectiveness of the Registration Statement which includes the Joint Proxy Statement/Prospectus; (ii) the approval of the Merger Agreement and the Merger by the shareholders of Saint Andrews and the Company;
(iii) the absence of any injunction or order making the Merger illegal or otherwise prohibiting its consummation; and (iv) the receipt of all material consents, approvals and authorizations legally required to be obtained to consummate the Merger.

     CONDITIONS TO THE OBLIGATIONS OF THE COMPANY. The obligations of the Company to consummate the Merger are subject to the satisfaction or waiver of certain additional conditions, including, without limitation, (i) the accuracy at and as of the Effective Time of each of the representations and warranties of Saint Andrews contained in the Merger Agreement; (ii) the performance or compliance by Saint Andrews with all material agreements and covenants required by the Merger Agreement to be performed or complied with by it on or prior to the Effective Time; and (iii) the receipt from Overton Babiarz & Sykes, P.C. of its opinion to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization.

     CONDITIONS TO THE OBLIGATIONS OF SAINT ANDREWS. The obligations of Saint Andrews to consummate the Merger are subject to the satisfaction or waiver of certain additional conditions, including, without limitation, (i) the accuracy at and as of the Effective Time of each of the representations and warranties of the Company contained in the Merger Agreement; (ii) the performance or compliance by the Company with all material agreements and covenants required by the Merger Agreement to be performed or complied with by it on or prior to the Effective Time; and (iii) the receipt from Overton Babiarz & Sykes, P.C. of its opinion to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization.

TERMINATION

     The Merger Agreement provides that it may be terminated and the Merger abandoned at any time prior to the Effective Time, notwithstanding the adoption and approval of the Merger Agreement by the shareholders of Saint Andrews and/or the Company (i) by the mutual written consent of the boards of directors of each of Saint Andrews and the Company, or (ii) by either Saint Andrews or the Company, if any governmental order, writ, injunction, or decree preventing the consummation of the Merger is entered by any court of competent jurisdiction and becomes final and nonappealable.

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

              BUSINESS OF THE COMPANY'S SAINT ANDREWS SUBSIDIARY

                            ALL-AMERICAN SPORTPARK

     Saint Andrews has developed a concept for family-oriented sports theme parks named "All-American SportPark," which will include a live action Sports Entertainment Complex that will feature a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; an All-American SportPark Pavillion; and an Allsport Arena. The other portion of the SportPark is a Callaway Golf Center[TM], which is comprised of a lighted, nine-hole par 3 golf course, which wraps around a state-of-the-art 110-tee driving range, and a 20,000 square foot clubhouse and training center.

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

     On June 20, 1997, the lessor of the 65 acre tract agreed with the Company to cancel the original lease and replace it with two separate leases: one lease with All American Golf, LLC, which covers the 41 acres where the Callaway Golf

Center[TM] is located; and the second lease with Saint Andrews which covers the 24 acres where the Sports Entertainment Complex is located.

    Both leases are very similar in structure. They are both fifteen year leases with options to extend for two additional five year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened. The other lease commenced on February 1, 1998. The Sports Entertainment Complex is expected to open during June 1998.

     The minimum rent for the golf center lease is $398,077 per year for the first five years and it increases by 10% at the end of each five years during the term of the lease. The minimum rent for the other lease is $226,923 per year for the first five years and it increases by 10% at the end of each five years during the term of the lease. Both leases also provide for additional rent to the extent that percentages ranging from 3% to 10% of gross receipts, depending on the type of revenue, exceed the minimum rental. In connection with the signing of the lease covering 24 acres, Saint Andrews paid a deposit of $500,000 which will be applied to minimum rental payments, and a security deposit of approximately $37,820 which will be applied to minimum rental payments at the end of the fourth year of the lease.

     As of the date of this Report, Saint Andrews has only secured financing for the golf facility portion of the first SportPark. Saint Andrews has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. Saint Andrews expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and Saint Andrews' own cash. There is no assurance that sufficient financing will be obtained from these sources for the Sports Entertainment Complex.

     In April 1997, Saint Andrews broke ground on the Callaway Golf Center[TM], and it opened to the public on October 1, 1997. The preliminary opening of the Sports Entertainment Complex is anticipated to be in June 1998, however, the actual opening date could depend upon when the financing for this portion is received. The projected opening date is also subject to change due to construction delays due to availability of construction personnel, materials, adverse weather and other factors.

     Saint Andrews has obtained project zoning, use permits and variances from Clark County; Federal Aviation Administration approval for construction (due to the SportPark's proximity to McCarran International Airport); approval of the Clark County Department of Aviation; and architectural review approval by the Planning Commission. Saint Andrews has submitted a comprehensive Water Plan which was accepted for review by the Las Vegas Valley Water District in February 1997. Saint Andrew's improvement plans were approved by the Clark County Public Works in February 1997 pending review by the Clark County Building Department. Saint Andrews now believes that it has obtained all required permits and approvals except for minor routine approvals.

FEATURE ATTRACTIONS

     Callaway Golf Center[TM]. In June 1997, Saint Andrews completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-one (41) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas

Boulevard in Las Vegas. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse which includes The Callaway Golf Experience, a David Leadbetter Golf Academy, a retail store, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     Callaway Golf has constructed and operates a state-of-the-art training center at its own cost (estimated at $2,000,000) which is known as "The Callaway Golf Experience". The Callaway Golf Experience, located in the clubhouse, is Callaway Golf's high-tech evaluation system that allows golfers of all skill levels to compare the performance of different golf clubs. Saint Andrews is managing the entire Callaway Golf Center[TM] except for the Callaway Golf Experience and other tenant facilities for which it receives a management fee of 5% of revenues. Therefore, Saint Andrews receives a 5% management fee from all revenues from the par 3 golf course, the driving range, and all tenant facilities except for the Callaway Golf Experience. Callaway Golf will receive 100% of the revenues from the Callaway Golf Experience and will pay the LLC $50,000 per year for the right to occupy that portion of the premises.

     The LLC is owned 80% by Saint Andrews and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. Saint Andrews will contribute the value of expenses incurred by the Company relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC has a ten year term and bears interest at 10%. The principal is due in 60 equal monthly payments commencing five years after the golf center opened. Additional payments of principal are required under certain conditions if the LLC is making cash distributions to its owners before the loan has been repaid. The loan can also be repaid without penalty at any time.

     If during the first year after the effective date of the Callaway Golf loan Saint Andrews contributes additional cash to the LLC for the purpose of paying down the loan, Callaway Golf is required to also contribute to the LLC in the form of equity 25% of the amount contributed by the Company up to a maximum of $850,000.

     The LLC has executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000. Such termination could have an adverse impact on the success of the golf center.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium will be a full size replica of a major league ballpark for batting and baseball training. Saint Andrews has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, Saint Andrews also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League

Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. Plans include 16 batter boxes and 16 on-deck circles. Batters will have the option of hitting hard or soft balls delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas will be designed to challenge batters to hit the balls out of the park. Completing the Major League experience will be authentic turnstiles, classic ballpark food and beverage concessions, baseball memorabilia, electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes. See "Agreement with Major League Baseball" below.

     NASCAR SPEEDPARK. Saint Andrews has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that Saint Andrews has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999. Under the terms of the agreement, if Saint Andrews opened the Las Vegas site by March 1, 1998, the license for that site would continue until December 31, 2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2003. NASCAR has verbally agreed to extend the March 1, 1998 deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

     As consideration for the license Saint Andrews has agreed to pay a fee of $25,000 plus $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, Saint Andrews has agreed to pay NASCAR a royalty up to five percent (5%) of each SpeedPark's revenue from racing activities plus a royalty ranging from two percent (2%) to five percent (5%) on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark will include three tracks to accommodate three styles of racing: family, adult and junior tracks. The family go-kart track will be a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track will be a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks will be comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.
Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage, will compete on the three tracks. The cars are 5/8 scale NASCAR Winston Cup Stock Car replicas, 5/8 scale NASCAR Craftsman Truck Series replicas and Jr. Track Stock Cars.

     In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement; he is to receive 1% of the net profits of each SpeedPark; .25% of net profits to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under Saint Andrews' stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to Saint Andrews, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion will include a multi-purpose sports arena (the "Allsport Arena"), speciality retail areas, a video arcade, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Saint Andrews and tenant operated sports activities.

     ALLSPORT ARENA. This space can be used to accommodate indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, cultural and civic special events, and annual super bowl parties which coincide with internationally broadcasted major sporting events, music and entertainment events. It will include a giant video display and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it will accommodate the core business use for in-line skaters who will be able to skate to an entertaining multimedia light and sound performance.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, Saint Andrews entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of Saint Andrews' Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, Saint Andrews holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, Saint Andrews agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, Saint Andrews must pay $50,000 during such year. Saint Andrews has made the payments required for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, Saint Andrews is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (I) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by Saint Andrews to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

     Saint Andrews' right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, Saint Andrews entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to all non-alcoholic beverage products, except for certain specialty tenants which may use their products such as Starbucks Coffee Shop, and a few other minor exceptions, in exchange for an annual fee and advertising support expenditures. In addition, the agreement provides that Pepsi will have specified signage rights and the multipurpose arena will be named the AllSport Arena after Pepsi's Allsport drink product. In addition, the agreement provides that Pepsi will provide, without charge, all equipment needed to dispense its products at the Sportpark.

     The agreement with Pepsi provides that Saint Andrews and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of Saint Andrews and Pepsi.

     In consideration for the above rights, Pepsi agreed to pay Saint Andrews $250,000 when any portion of the SportPark was officially opened; an additional $250,000 when the SportPark is 100% completed and all attractions are accessible by the public; and make additional comparable payments on an annual basis for the remaining 3 years of the lease. The sponsorship agreement will terminate five years after the SportPark is 100% completed, unless earlier terminated as provided in the agreement. Saint Andrews received the first $250,000 during December 1997 since Callaway Golf Center[TM] had opened on October 1, 1997.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, Saint Andrews entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All American SportPark, including the Callaway Golf Center[TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center[TM] will be paid to All American Golf LLC and all other rents will be paid to Saint Andrews.

     Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Boston Garden, the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by Saint Andrews in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million.

     The agreement has a number of other terms and conditions including a requirement that Saint Andrews and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. Saint Andrews and the LLC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

AGREEMENT WITH INTEGRATED SPORTS INTERNATIONAL

     Saint Andrews has entered into a two year agreement with Integrated Sports International ("ISI") whereby ISI has been retained to assist Saint Andrews in obtaining corporate sponsorship for various areas of the SportPark.

     ISI has agreed to serve as the SportPark's exclusive sponsorship sales company and to serve as a consultant to develop ways to help the SportPark in the areas of marketing and promotions that will improve perceived value from tenants and sponsors. ISI is also to consult on and implement a licensing/merchandising plan to enhance the image of the SportPark.

     ISI will be paid a monthly consulting fee and a percentage of sponsorship sales and product sponsorships. Although the agreement has a two year term commencing June 10, 1997, the exclusive nature of the agreement will terminate after the first six months if ISI is not successful in assisting Saint Andrews in securing sponsorships during the first six months.

     ISI represents Disney International and a number of sports celebrities.

LIABILITY INSURANCE

     Saint Andrews intends to purchase a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

MARKETING

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States and overseas using the prototype installation at the All-American SportPark as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites.
Target consumers include the family, adults, softball players and all youth baseball organizations.

     The Callaway Golf Center[TM] which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas and can also be included in the SportPark opportunities described above or as a stand alone business.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management plans to develop the concept to include installations alongside Superspeedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums.

     Saint Andrews' marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas could require considerably more financial resources than the Company presently has and more management and human resources than presently exist at Saint Andrews.

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

     During September 1997, Saint Andrews agreed to sell its rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 two year promissory note since Saint Andrews had committed all of its efforts to the development and management of the All-American SportPark and no longer intended to engage in the business of selling golf equipment or apparel.

EMPLOYEES

     As of January 15, 1998, the Company employed one person on a full-time basis, and Saint Andrews employed a total of 10 persons on a full-time basis. Saint Andrews is also sharing nine persons with the entity which purchased the franchise business for an unspecified period. None of the Company's or Saint Andrews' employees are represented by a union, and the Company and Saint Andrews believe that their employee relations are good. Saint Andrews expects to add approximately 110 full-time and 40 part-time employees when the Sports Entertainment Complex opens. The Callaway Golf Center[TM] employed approximately 36 full-time and 10 part-time persons, however, these persons are employees of the LLC.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently occupies approximately 2,670 square feet of office and warehouse space at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada, and pays monthly rent of $1,410. The space is leased from Vaso Boreta, the Company's Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. The Company's Board of Directors believes that the rent paid is comparable to that which it would pay to an unaffiliated party.

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

     In 1995, Giant Ride, Inc. filed suit in the District Court of Clark County, Nevada against Saint Andrews claiming that Saint Andrews had breached a contract to purchase a giant slide for the Las Vegas SportPark. In January 1998, a trial was held and a verdict was entered in favor of Giant Ride, Inc. in the amount of $20,854. Saint Andrews intends to pay the judgment once it so entered by the Court.

     In 1997, Puckett Marketing filed suit in the District Court of Clark County, Nevada against Saint Andrews claiming that Saint Andrews had not paid for approximately $60,000 of advertising services performed by Puckett Marketing. This suit is currently in the discovery stage.

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

                                             HIGH        LOW
                                            -------    --------
     YEAR ENDED DECEMBER 31, 1996
     First Quarter                          $1.625     $0.71875
     Second Quarter                         $1.75      $1.00
     Third Quarter                          $1.375     $0.875
     Fourth Quarter                         $1.28125   $0.90625

     YEAR ENDED DECEMBER 31, 1997
     First Quarter                          $1.09375   $0.875
     Second Quarter                         $1.21875   $0.65625
     Third Quarter                          $1.25      $1.00
     Fourth Quarter                         $1.1875    $0.84375

     (b) HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 11, 1998, was approximately 1,016. This does not include approximately an additional 1,500 shareholders who hold stock in their accounts at broker/dealers.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The Company's continuing operations consist solely of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the operations of Saint Andrews Golf Corporation (SAGC). SAGC is currently involved in the development of sport-oriented theme parks under the name "All-American SportPark".

1997 VERSUS 1996

     DISCONTINUED OPERATIONS. On February 26, 1997, the Company and SAGC sold certain assets and transferred certain liabilities for $5.3 million to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. Specifically, the Company sold all of its interest in three company-owned "Las Vegas Discount Golf & Tennis" retail stores located in the Southern California metropolitan area. The sale covers the inventory, fixtures and other property at the retail stores and certain inventory and assets at the Company's headquarters. In addition, the sale includes the Company's business of selling golf and tennis equipment on a wholesale basis to franchisees of SAGC and to other retailers. Under the same agreement, SAGC also sold all of its interest in its business of franchising "Las Vegas Discount Golf & Tennis" retail stores, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the two companies.

     The assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the years ended December 31, 1996. The assets and liabilities associated with the retail stores which were sold have been segregated and classified as held for sale in the accompanying balance sheets of the Company as of December 31, 1996.

CONTINUING OPERATIONS

     REVENUE. Revenues for the Rainbow store for the year ended December 31, 1997, was $3.6 million versus $3.1 million in 1996. The net increase of 16.1% is due in part to the rapid growth of the northwest section of Las Vegas and a concerted marketing program to target that market. Additionally, on October 1, 1997 the Callaway Golf Center opened and had revenue of $322,000 for the quarter.

     COST OF SALES. Cost of sales for the Rainbow store represented 73.1% and 72.6% of retail revenues during the years ended December 31, 1997 and 1996, respectively. The decrease in gross profit margins is due to discount incentives provided to customers to fuel sales growth and a shift in merchandise mix to items with lower profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2,264,000 for the year ended December 31, 1997, from $3,263,000 in 1996. The decrease in 1997 is due to cost savings associated with marketing and administrative costs and the disposal of the wholesale and franchise businesses.

     SPORTPARK DEVELOPMENT COSTS. The Company's strategic emphasis at this point is the development of sports-oriented theme parks under the name "All-American SportPark". During 1997, the Company spent $255,000 in development of this concept versus $207,000 in 1996. The Company has leased a site for its first "All-American SportPark" development in Las Vegas, Nevada, which is scheduled to open in June 1998.

     PREOPENING EXPENSE. Preopening expense of $563,000 related to the All-American SportPark was expensed due to the uncertainty related to completing the facility, while $40,000 of preopening expense was amortized related to a full quarter of operations for the Callaway Golf Center.

     OTHER INCOME (EXPENSE). Interest income increased 224% to $227,000 in 1997 from $70,000 in 1996 due to interest earned on the proceeds from the sale of the franchise and wholesale segments of the Company.

     Interest expense increased 35.6% to $122,000 in 1997 from $90,000 in 1996 primarily due to the interest on the Callaway loan that started on October 1, 1997.

     INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits.

     NET LOSSES. The net loss from continuing operations for the year ended December 31, 1997 was $2,242,000 as compared to a net loss of $875,000 for the year ended December 31, 1996. The decline in operating levels is attributed to reduced revenues associated with the now disposed of wholesale business segment coupled with additional expenditures related to the Company's focus on the development of the "All-American SportPark" operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had negative working capital of approximately $2,424,000 as compared to working capital of approximately $5,912,000 at December 31, 1996. Cash decreased by $6,028,000 due to SportPark and Callaway Golf Center expenditures in the current year of $16,000,000, offset by $5,750,000 in debt proceeds, a $600,000 note payable to shareholder, and $750,000 minority interest proceeds from Callaway to the golf facility, and $4,586,000 in net cash proceeds from the sale of the California stores and other fixed assets.

     On June 13, 1997 Saint Andrews Golf Corporation ("SAGC") and Callaway Golf Company ("Callaway") announced the formation of the All-American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC owns 80 percent of the members' units of the LLC for a contribution of $3 million while Callaway Golf owns 20% for a contribution of $750,000. The Callaway Golf Center commenced operations on October 1, 1997. The total costs for the Callaway Golf Center is approximately $10.1 million. Callaway Golf provided $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of December 31, 1997, $5,250,000 had been drawn under this agreement. SAGC will manage the driving range, golf course and tenant facilities in the clubhouse.

     While SAGC has entered into the Callaway arrangement as previously described, SAGC currently has not secured financing for the construction of the sports entertainment complex portion of the SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. As of December 31, 1997, a non-refundable fee of $100,000 was received from CTS Enterprises which will operate the amusement portion of the SportPark, $100,000 from Sports Service which will operate the food concessions for the Golf Center and SportPark, and $250,000 from the Pepsi-Cola company for the exclusive right to provide their products at the Golf Center and SportPark. These amounts have been deferred until the SportPark is opened. The Company expects to receive the balance of the financing from a combination of sources including sponsorship, outside equity and/or investors, and bank financing (See Subsequent Event note). There is no assurance that required financing will be obtained from any of these sources.

     Subsequent to December 31, 1997, on February 5, 1998, SAGC secured a short-term loan at 10% for $4 million from Nevada State Bank. SAGC will pay interest only commencing March 10, 1998, with the full loan plus unpaid interest due August 10, 1998. On March 18, 1998, SAGC obtained an additional short-term loan at 10% for $3 million from Callaway Golf; the full amount of this loan plus all unpaid interest is due June 18, 1998. On January 26, 1998 and April 2, 1998 the Company's chairman loaned SAGC $200,000 and $400,000 respectively. The loans are demand notes at 10%. The Company intends to use the proceeds from these loans toward completing the construction of the All-American SportPark.

     In May 1998, SAGC sold its 80% interest in All American Golf LLC to Callaway Golf in exchange for $1,500,000 in cash and the cancellation of the $3,000,000 note issued to Callaway Golf which was due in June 1998. Of the cash portion of the payment, $500,000 was withheld pending confirmation of the transfer of certain rights to Callaway Golf.

     On May 7, 1998 SAGC received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to SAGC for one year. The loan would bear interest at the rate of 12% and be secured by a first mortgage on the All-American SportPark in Las Vegas. The loan would also be guaranteed by the Company. The Commitment Letter requires that SAGC pay a non-refundable commitment fee of $180,000 on acceptance of the Commitment. SAGC must pay a financing fee of 4% of the loan amount at closing, however the $180,000 financing fee will be credited against the financing fee. SAGC must also pay all of the Lender's loan expenses, and a 2% fee to the person who brokered the loan.

     The loan can be prepaid at any time, provided that at least nine months of interest must be paid on the loan. The commitment is subject to a number of terms and conditions set forth in the Commitment Letter including completion by the Lender of its due diligence and the completion and execution of the definitive loan documentation. SAGC would use the proceeds of this loan to repay the $4 million short term loan from the Nevada State Bank and other outstanding indebtedness and for the completion of the construction of the SportPark.

     During 1997, the Company's operating activities used $338,000 in cash as compared to $1,375,000 used in operating activities during the prior year. The reduction in cash used was primarily a result of the Company's net income of $645,000 in 1997 and an increase in accounts payable and accrued expenses of $831,000.

     During 1997, cash used in investing activities totalled $12,076,000 as compared to $1,908,000 provided by investing activities during 1996. The increased use of cash was a result of leasehold improvement expenditures totalling $9,698,000 and project development costs incurred in the amount of $6,247,000, and preopening costs of $703,000.

     Cash provided by financing activities during 1997 totalled $6,386,000 as compared to $4,881,000 provided by financing activities in 1996. The increase was funded primarily by proceeds from debt financing from Callaway Golf and a shareholder.

     Capital expenditures for 1998 are expected to be approximately $12 million and relate predominately to the Las Vegas SportPark complex development and the Callaway Center.

     Cash flows from operations in 1998 will be limited to those generated by the remaining one Company-owned retail store and the Callaway Center and therefore may be negligible until the expected June 1998 opening of the All-American SportPark.

RECENTLY ISSUED ACCOUNTING STATEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, and No. 131 - Disclosures About Segments of an Enterprise and Related Information. The Company will adopt the provisions of these new accounting statements in 1998. Management believes that adoption of these provisions will not have a material impact on the Company's reported financial position or results of operations.

YEAR 2000 COMPLIANCE

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A comprehensive review of the Company's computer systems has been completed and an extensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that the Company's systems are compliant or will be compliant by mid-1999. All maintenance and modification costs are being expensed as incurred, while the cost of new software, when material, is being capitalized and amortized over its expected useful life. The cost of the Year 2000 compliance program has not been and is not anticipated to be material to the Company's financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-25 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

      NAME             AGE              POSITIONS AND OFFICES HELD
-----------------      ---        -------------------------------------------
Vaso Boreta            65         President, Chairman of the Board, Secretary
                                  and Treasurer

Ronald S. Boreta       35         Director and President of Saint Andrews
                                  Golf Corporation

Robert R. Rosburg      77         Director

William Kilmer         58         Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

     In February 1998, the Company established an audit committee which consists of William Kilmer and Robert R. Rosburg. The Company presently has no compensation or nominating committee.

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Ronald S. Boreta filed one Form 4 late reporting the exchange of preferred stock for Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1997, 1996 and 1995 from the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM
COMPENSATION
                            ANNUAL COMPENSATION           AWARDS
PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING
  ALL
                                             ANNUAL   STRICTED  OPTIONS/
 OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs     LTIP
 COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)
(NUMBER)PAYOUTS  SATION
-------------------   ----  --------  ------ -------  -------   -------
-------  ------
Vaso Boreta,          1997  $100,000   -0-    $40,000  --       --        --
  -0-
 President and                                <FN3>
 Chairman of the      1996  $100,000          $40,000  --       --        --
  -0-
 Board<FN1>                                   <FN3>
                      1995  $100,000   -0-    $ 4,584  --       --        --
  -0-
                                              <FN3>

Ronald S. Boreta,     1997  $101,000 $100,000 $58,183  --       <FN5>     --
 $4,231
 President and CEO                            <FN4>
 <FN6>
 of Subsidiary        1996  $120,000 $5,500   $39,160  --       <FN5>     --
 $8,265
                                             <FN4>
  <FN6>
                      1995  $100,000   -0-   $ 19,071  --       -0-       --
  -0-
 <FN2>                                       <FN4>
--------------------

<FN1>
Vaso Boreta has served as President of the Company since August 1, 1994.
<FN2>
Ronald S. Boreta has served as President and CEO of Saint Andrews since August 1, 1994, and Saint Andrews has paid all of his salary since that time. From June 1992 to July 1994, Mr. Boreta served as President of both Saint Andrews and the Company and during this period the Company and Saint Andrews each paid one-half of his salary.
<FN3>
Represents amount contributed by the Company to retirement plans on behalf of Vaso Boreta.
<FN4>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use and contributions made by the Company to retirement plans on his behalf. For 1997, these amounts were $16,393 for club memberships, $16,790 for an automobile and $25,000 to the Company's Supplemental Retirement Plan.
<FN5>
In addition to the options to purchase shares of the Company's Common Stock shown, during 1994, Ronald S. Boreta also received options to purchase 110,000 shares of the common stock of Saint Andrews, and in 1996 he received options to purchase 325,000 shares of common stock of Saint Andrews.
<FN6>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE      UNEXERCISABLE
----------------   --------    --------    --------------    ----------------
Ronald S. Boreta      -0-        -0-         281,000 / 0*      $12,294 / 0*
Vaso Boreta           -0-        -0-             -0-*              -0-*
-------------------
* Does not include options to purchase common stock of Saint Andrews held by such person.

EMPLOYMENT AGREEMENTS

     The Company's President, Vaso Boreta, does not have an employment
agreement with the Company.   Since July 31, 1994, Mr. Vaso Boreta has been
paid an annual salary of $100,000 by the Company.

     Effective August 1, 1994, Saint Andrews entered into an employment agreement with Ronald S. Boreta, Saint Andrew's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement is automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that Saint Andrews' annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which Saint Andrews pays all expenses, and full medical and dental coverage. Saint Andrews also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for Saint Andrews. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of Saint Andrews. In the event of a change of more than 25% of the beneficial ownership of the Company or its parent, the termination date is extended from December 31, 1996 to December 31, 1998, and it may be extended up to an additional five years under certain conditions.

     In June 1997, Saint Andrews' Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of Saint Andrews' Las Vegas SportPark.

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

     There are currently a total of 437,000 options outstanding under the 1991 Plan with exercise prices ranging from $.80 to $1.35 per share.

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

     For 1997, Vaso Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of Saint Andrews) were designated as Category I employees. The Company made contributions to the Supplemental Retirement Plan on behalf of these persons for 1997 as follows:
Vaso Boreta - $40,000; John Boreta - $4,167; and Ronald S. Boreta - $25,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 10, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                            AMOUNT AND
NAME AND ADDRESS                          NATURE OF BENE-      PERCENT
OF BENEFICIAL OWNERS                     FICIAL OWNERSHIP      OF CLASS
-----------------------------------      ----------------      --------
Vaso Boreta                                1,837,637<FN1>        31.5%
5325 South Valley View Blvd., Ste 4
Las Vegas, NV  89118

Ronald Boreta                              1,723,288<FN2>        28.2%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

Robert R. Rosburg                              5,000              0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                                 5,000              0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

John Boreta                                1,059,374<FN3>        17.8%[?]
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

Boreta Enterprises Ltd. <FN4>              1,304,445             22.4%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

All Directors and Officers                 3,570,925             58.4%
as a Group (4 Persons)
---------------

<FN1>
Includes 1,823,810 shares held directly and 13,827 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises.
<FN2>
Includes 544,699 shares held directly, 897,589 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 281,000 shares underlying Stock Options held by Ronald Boreta.
<FN3>
Includes 536,345 shares held directly, 393,029 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprise Ltd. and 130,000 shares underlying Non-qualified Stock Options held by John Boreta.
<FN4>
Boreta Enterprises Ltd. is a Nevada limited liability company whose members and respective percentage ownership are as follows:

                    Ronald Boreta - 68.81%
                    John Boreta   - 30.13%
                    Vaso Boreta   -  1.06%

Ronald Boreta is the sole manager of Boreta Enterprises Ltd.

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

     Effective August 1, 1994, the Company also agreed to purchase, warehouse and make available to Saint Andrews and its franchisees certain merchandise. In exchange, Saint Andrews agreed to pay $350,000 to retire certain bank indebtedness described below. The agreement terminated on July 31, 1997.

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

     During 1996 and 1997, the Affiliated Store purchased $1,120,000 and $163,000, respectively, in sporting goods merchandise from the Company. Also during 1996 and 1997, the Affiliated Store sold $382,000 and $1,059,239, respectively, in merchandise to the Company. The Company's Board of Directors believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1996 and 1997, the Company paid $228,000 and $320,000, respectively, for advertising shared with the Affiliated Store, which represented approximately one-half of the costs of such advertising.

     During the year ended December 31, 1994, Vaso Boreta loaned the Company a net amount of approximately $387,000 which, when combined with the balance owed to Mr. Boreta of $231,000 on December 31, 1993, resulted in an amount due Mr.

Boreta on December 31, 1994, of $618,000. This amount was increased to $663,000 as of December 31, 1995 due to additional loans from Mr. Boreta to the Company. This amount was represented by an unsecured note bearing interest at 10% which was due on January 31, 1997. On February 1, 1997, the Company issued a new note on the same terms for $631,149 due on December 31, 1998. The terms of the note with Mr. Boreta are substantially equivalent to the terms of the loans he took out from a bank to fund his loans to the Company. This note was paid off during 1997, and then the Company borrowed an additional $600,000 by the end of 1997. This loan is evidenced by a demand note bearing interest at 10%.

     In October 1992, the Board of Directors established 512,799 shares of Series A Convertible Preferred Stock and issued such shares to Vaso Boreta in exchange for services valued at $5,128. These shares were issued to Mr. Boreta to replace shares which he previously relinquished in order to facilitate a proposed public offering in early 1990. Each share of the Series A Convertible Preferred Stock is convertible into one share of Common Stock in the event that the Company has annual income before taxes of at least $1,000,000 for any fiscal year. Each share of Series A Preferred Stock is entitled to one vote and with respect to that vote the holder is entitled to vote with the holders of the Company's Common Stock as a single class. In the event of liquidation, the holder of the Series A Convertible Preferred Stock is entitled to receive $.01 per share before any assets are distributed to the holders of Common Stock. The Series A Convertible Preferred Stock has no redemption or dividend rights. During 1994, Vaso Boreta transferred all of his shares of Series A Convertible Preferred Stock to Ronald Boreta, a son of Vaso Boreta and a Director of the Company. In April 1996, the Board of Directors approved an agreement with Ronald Boreta that in the event that the Company were to spin off its shares of Saint Andrews Golf Corporation to the Company's shareholders or otherwise distribute or issue shares of Saint Andrews Golf Corporation in any form of reorganization involving the Company, that the Company would allow Ronald Boreta to convert the 512,799 shares of Series A Convertible Preferred Stock into Common Stock of the Company even if the conversion requirements have not been met. In June 1997, the Board of Directors determined that since the Company would have net income before taxes of at least $1,000,000 during 1997, and in recognition of his services in connection with the development of the Las Vegas SportPark, that the Company would exchange 512,799 shares of the Company's Common Stock for all of his shares of Series A Convertible Preferred Stock.

     John Boreta, the son of Vaso Boreta and a principal shareholder of the Company, served as manager of the Company's Westwood store until it was sold in February 1997, was paid $13,340 by the Company for his services in 1997. The Company also provided medical insurance for him for which the Company paid $757 in premiums, and paid $4,800 for his housing expenses. The Company also contributed $4,167 on his behalf under the Company's Supplemental Retirement Plan for 1997.

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

10.5        1991 Stock Option Plan         Incorporated by reference to
                                           Exhibit 10.16 to Registrant's
                                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1991

10.6        Promissory Note to Vaso        Incorporated by reference to
            Boreta dated February 1,       Exhibit 10.6 to the Registrant's
            1997                           Annual Report on Form 10-KSB for
                                           the year ended December 31, 1996

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

10.15       Incentive Agreement with       Incorporated by reference to
            Ron Boreta                     Exhibit 10.15 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1996

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

10.17       Lease Agreement between        Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.17 to the Form SB-2
            All-American Golf Center,      Registration Statement of Saint
            LLC                            Andrews Golf Corporation
                                           (No. 33-84024)

10.18       Operating Agreement for        Incorporated by reference to
            All-American Golf, LLC,        Exhibit 10.18 to the Form SB-2
            a limited liability            Registration Statement of Saint
            Company                        Andrews Golf Corporation
                                           (No. 33-84024)

10.19       Employment Agreement with      Incorporated by reference to
            Kevin Donovan dated            Exhibit 10.19 to the Form SB-2
            October 8, 1996                Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.20       Lease and Concession Agree-    Incorporated by reference to
            ment with Sportservice         Exhibit 10.20 to the Form SB-2
            Corporation                    Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.21       Sponsorship Agreement          Incorporated by reference to
            with Pepsi-Cola Company        Exhibit 10.21 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.22       Agreement and Plan of          Incorporated by reference to
            Merger dated January 20,       Exhibit 10.22 to the Form SB-2
            1998 between the Company       Registration Statement of Saint
            and Las Vegas Discount         Andrews Golf Corporation
            Golf & Tennis, Inc.            (No. 33-84024)

10.23       Promissory Note of All-        Incorporated by reference to
            American SportPark, Inc.       Annual Report on Form 10-KSB of
            for $3 million payable to      Saint Andrews Golf Corporation
            Callaway Golf Company          for the year ended December 31,
                                           1997 (File No. 0-024970)

10.24       Guaranty of Note to            Incorporated by reference to
            Callaway Golf Company          Annual Report on Form 10-KSB of
                                           Saint Andrews Golf Corporation
                                           for the year ended December 31,
                                           1997 (File No. 0-024970)

10.25       Forbearance Agreement dated    Incorporated by reference to
            March 18, 1998 with Callaway   Annual Report on Form 10-KSB of
            Golf Company                   Saint Andrews Golf Corporation
                                           for the year ended December 31,
                                           1997

10.26       Amendment No. 2 to License     Incorporated by reference to
            Agreement with National        Annual Report on Form 10-KSB of
            Assoc. for Stock Car Auto      Saint Andrews Golf Corporation
            Racing, Inc.                   for the year ended December 31,
                                           1997

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

     We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1d to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of $2.4 million at December 31, 1997 and insufficient borrowing capacity to fund the completion of its All-American SportPark complex which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 27, 1998 (except with respect
to the matter discussed in Note 17
as to which the date is May 5, 1998)

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1997 AND 1996

                              ASSETS
                                                  1997         1996
CURRENT ASSETS:                               -----------   -----------
  Cash and cash equivalents                   $   429,000   $ 6,457,000
  Accounts receivable, net                         78,000        66,000
  Accounts receivable, held for sale                 -           20,000
  Inventories                                     479,000       400,000
  Inventories, held for sale                         -        1,376,000
  Due from affiliated store                       194,000        72,000
  Due from officer                                  3,000        13,000
  Prepaid expenses and other                       31,000        16,000
  Preopening expenses, net                        100,000          -
                                                ---------     ---------
      Total current assets                      1,314,000     8,420,000

Leasehold improvements and equipment, net      10,151,000       236,000

Property and equipment, net held for sale            -          179,000

Project development costs                       7,850,000     1,604,000

Other long term receivables                       227,000          -

Deposit for land lease                            434,000       500,000

Other assets                                       96,000        82,000

Other assets, held for sale                          -           68,000

Net assets of discontinued operations                -          443,000
                                               ----------    ----------
                                              $20,072,000   $11,532,000
                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1997 AND 1996
                           (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 1997         1996
CURRENT LIABILITIES:                          -----------   -----------
 Bank line of credit                          $   668,000   $   398,000
 Current portion of notes payable                 500,000          -
 Current portion of obligations under
      capital leases                               87,000        13,000
 Accounts payable and accrued expenses          2,183,000     1,352,000
 Accounts payable trade, held for sale               -          219,000
 Due to Affiliated Store                          300,000       463,000
 Deferred franchise fees                             -           63,000
                                                ---------     ---------
   Total current liabilities                    3,738,000     2,508,000
                                                ---------     ---------
Note payable to shareholder                       600,000       631,000

Notes payable                                   5,250,000          -

Obligation under capital lease, net of
  current portion                                 217,000        20,000

Deferred income                                   517,000        91,000

Deferred tax liability                            743,000       743,000

Preferred stock of subsidiary                   5,000,000     5,000,000

Minority interest                               1,625,000       802,000

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
   no par value;  authorized-5,000,000
   shares; issued and outstanding-0 for 1997
   and 512,799 1996 shares                           -            5,000
 Common stock, no par value; authorized-
   15,000,000 shares; issued and outstanding-
   5,831,807 for 1997 and
   5,319,008 for 1996 shares                    3,876,000     3,871,000
 Accumulated deficit                           (1,494,000)   (2,139,000)
                                                ---------    ----------
   Total shareholders' equity                   2,382,000     1,737,000
                                                ---------    ----------
                                              $20,072,000   $11,532,000
                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                  1997         1996
REVENUE:                                      -----------   -----------
  Net merchandise sales                       $ 4,678,000   $10,764,000
  Callaway Golf Center                            322,000          -
  Other                                           153,000        34,000
                                              -----------   -----------
   Total revenues                               5,153,000    10,798,000

COST OF REVENUE:
 Retail                                         3,565,000     8,330,000
 Callaway Golf Center                             570,000          -
                                              -----------    ----------
      Total cost of revenue                     4,135,000     8,330,000

GROSS PROFIT                                    1,018,000     2,468,000

OPERATING EXPENSES:
 Selling, general and administrative            2,264,000     3,263,000
 Depreciation and amortization                    170,000        77,000
 Provision for doubtful accounts                     -           50,000
 SportPark development costs                      255,000       207,000
 Preopening expenses                              603,000
                                               ----------    ----------
                                                3,292,000     3,597,000
                                               ----------    ----------
OPERATING LOSS                                 (2,274,000)   (1,129,000)

Interest income (expense), net                    106,000       (20,000)
Other income                                         -           26,000

Loss from continuing operations before income
  taxes and minority interest                  (2,168,000)   (1,123,000)

Provision for income taxes                           -             -
                                               ----------     ---------
Loss from continuing operations before
  minority interest                            (2,168,000)   (1,123,000)

Minority interest                                 (74,000)      248,000
                                               ----------     ---------
LOSS FROM CONTINUING OPERATIONS                (2,242,000)     (875,000)

DISCONTINUED OPERATIONS:
 Loss from franchise and wholesale
   operations to be disposed of (no income
   taxes were recorded in 1997 or 1996)           (39,000)      (70,000)

 Gain on disposal of franchise and wholesale
   operations(net of applicable income
   taxes of $575,000)                           2,926,000          -
                                               ----------      --------
Income (loss) from discontinued operations      2,887,000       (70,000)
                                               ----------    ----------
NET INCOME (LOSS)                              $  645,000    $ (945,000)
                                               ==========    ==========

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           (Continued)

                                            1997      1996
INCOME (LOSS) PER SHARE:                   ------    ------

 Basic:
 Loss from continuing operations           $(.40)    $(.17)
 Income (loss) from discontinued
  operations                                 .52      (.01)
                                           ------    ------
                                           $ .12     $(.18)
                                           ======    ======
 Diluted:
 Loss from continuing operations           $(.40)    $(.17)
 Income (loss) from discontinued
  operations                                 .52      (.01)
                                           ------    ------
                                           $ .12     $(.18)
                                           ======    ======
The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               (ACCU-
                   PREFERRED      COMMON       MULATED)       TOTAL
                     STOCK        STOCK        DEFICIT        EQUITY
                    -------     ---------     ----------     ---------
Balance
December 31, 1995   $ 5,000    $3,871,000    $(1,194,000)   $2,682,000

Net loss                  -             -       (945,000)     (945,000)
                    -------    ----------     ----------    ----------
Balance
December 31, 1996     5,000     3,871,000     (2,139,000)    1,737,000

Issued 512,799
Common Shares in
Exchange for
512,799 shares of
Series A
Convertible
Preferred Stock      (5,000)        5,000              -             -

Net Income                -             -        645,000       645,000
                    -------    ----------     ----------     ---------
Balance
December 31, 1997   $     -    $3,876,000    $(1,494,000)   $2,382,000
                    =======    ==========    ===========    ==========

The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:       ------------  ------------
 Net income (loss)                           $   645,000  $   (945,000)

Adjustment to reconcile net income (loss) to
 net cash provided by operating activities:
  Minority interest                               74,000      (248,000)
  Depreciation and amortization                  170,000        77,000
  Gain on disposition of leasehold improve-
    ments and trademark rights                   (68,000)         -
  Preopening expenses                            603,000          -
  Amortization of land lease                      66,000          -
  Gain on disposal of franchise, wholesale
    and retail stores net of income taxes     (2,926,000)         -

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable     (12,000)      481,000
  (Increase) decrease in inventory               (79,000)     (350,000)
  (Increase) decrease in due from officer         10,000       (13,000)
  Increase in prepaid expenses and other         (15,000)       (5,000)
  Increase (decrease) in accounts payable
    and accrued expenses                         831,000      (349,000)
  (Decrease) increase in deferred
    franchise fees                               (63,000)        3,000
  Increase (decrease) in deferred income         426,000       (26,000)
                                              ----------     ---------
Net cash provided by (used in) operating
  activities                                    (338,000)   (1,375,000)
                                              ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds received from sale of franchise
   wholesale and assets held for sale          4,586,000          -
 Project development costs                    (6,247,000)     (563,000)
 Increase in other assets                        (14,000)      (10,000)
 Land lease deposit                                 -         (500,000)
 Reimbursement from lease termination               -        3,000,000
 Leasehold improvement expenditures           (9,698,000)      (19,000)
 Preopening expenses                            (703,000)         -
                                              ----------     ---------
Net cash (used in) provided by
 investing activities                        (12,076,000)    1,908,000
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit               668,000       398,000
 Repayment of line of credit                    (398,000)         -
 Principal payments on notes payable                -           (6,000)
 Principal payments on notes payable to
   shareholder                                  (631,000)      (32,000)
 Proceeds from notes payable and note
   payable to shareholder                      6,350,000          -
 Contribution from minority interest             750,000          -
 Principal payments on capital leases            (68,000)         -
 Increase to Affiliated Store                   (285,000)     (317,000)

The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           (Continued)

Net proceeds from issuance of preferred
stock and options to purchase Common Stock
by SAGC                                             -        4,838,000
                                               ---------     ---------
Net cash provided by financing activities      6,386,000     4,881,000
                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         (6,028,000)    5,414,000

CASH AND CASH EQUIVALENTS,
 Beginning of year                             6,457,000     1,043,000
                                              ----------    ---------
CASH AND CASH EQUIVALENTS,
 End of year                                   $ 429,000    $6,457,000
                                               =========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                  1997        1996
Cash paid for:                                 ----------   ---------
 Interest                                      $    5,000   $  99,000
 Income taxes                                  $  462,500   $    -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                  1997          1996
                                               ----------     ---------
 Equipment financed through
   capital leases                              $  339,000    $    -

The accompanying notes are an integral part of these financial statements.

     LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. PRINCIPLES OF CONSOLIDATION AND COMPANY BACKGROUND

The consolidated financial statements of Las Vegas Discount Golf & Tennis, Inc. (LVDG), a Colorado corporation, include the accounts of LVDG and its subsidiaries, Saint Andrews Golf Corporation (SAGC), LVDG Development Corporation (Development) and LVDG Rainbow, Inc. (Rainbow). LVDG and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

In 1974, the Company's chairman and principal shareholder opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis. This store is still owned and operated by the Company's chairman and principal shareholder and is referred to herein as the "Affiliated Store"(See Note 4).

Historically, LVDG's primary business segments have included the following:
(1) the wholesale sales of golf and tennis related merchandise to franchisees and to other golf retailers, (2) the operation of Company-owned Las Vegas Discount Golf & Tennis retail stores and (3) franchising LVDG retail stores and collecting royalty revenue through its subsidiary SAGC.

Subsequent to the completion of the sale of assets related to the three Company-owned retail stores in California, and the wholesale business and the franchise business, the Company's activities now consist solely of the one Company-owned retail store in Las Vegas, Nevada and development and operation of sport-oriented theme parks under the name "All-American SportPark" in Las Vegas, Nevada. The Company's concept of a sport-oriented theme park consists of a baseball batting stadium, car racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center". The Callaway Golf Center is comprised of an executive golf course, driving range, putting course, clubhouse and training center. The "Callaway Golf Center" for the Las Vegas, Nevada facility commenced operations on October 1, 1997.

     b. SALE OF ASSETS AND DISCONTINUED OPERATIONS

On February 26, 1997, the Company and SAGC completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the Agreement described below. The total consideration received was $5.3 million ($1.4 million of which was attributed to net assets held for sale), of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2.5 million was allocated to LVDG. The $264,000 note and $200,000 in short term escrow were collected in 1997.

Pursuant to the "Agreement for the Purchase and Sale of Assets" (the "Agreement") the Company disposed of its franchise business, wholesale business and the three Company-owned retail stores in Southern California (the "Stores"). The assets sold included all inventory, equipment, furniture and other personal property related to these operations. Additionally, pursuant to the Agreement the buyer assumed all trade payables related to the inventory of the Stores and the wholesale business. The agreement assigned all franchiser rights under the existing franchise agreements, the assumption of the Company's leasehold interests in the Stores and corporate headquarters and security deposits associated with such leases. Furthermore, the Company assigns all trade names and trademarks associated with the business. The Agreement also includes a covenant not to compete which prohibits the Company, and its officers and directors from engaging in the ownership or operation of franchised retail golf equipment outlets within the continental United States. Certain exemptions have been granted by the purchaser to Boreta Enterprises, Ltd., a related entity owned by the President of the Company and the President of SAGC with respect to the Company's right to own or operate retail golf equipment outlets in connection with Saint Andrews Golf Corporation's All-American SportPark.

Assets and liabilities of the Company's franchise and wholesale business disposed of consisted of the following at December 31:

                                                  1996
                                               ----------
     Accounts receivable, net of allowance of
        $111,400                               $  271,000
     Inventories                                1,162,000
     Prepaid expenses and other assets             11,000
     Property and equipment, net                   80,000
                                               ----------
       Total assets                             1,524,000

     Accounts payable                             936,000
     Accrued expenses                              45,000
     Notes payable                                 40,000
     Deferred franchise fees                       60,000
                                               ----------
       Net assets to be disposed of            $  443,000
                                               ==========

Revenues related to the discontinued operations totaled $156,000 and $4,397,000 for the year ended December 31, 1997 and 1996, respectively.

     c.    PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

On January 20, 1998, the officers of LVDG and SAGC executed a merger agreement pursuant to which SAGC would merge with and into LVDG which is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC would cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

Conversion of Securities

At the effective date of the merger each share of SAGC's Common Stock issued and outstanding immediately prior to the effective date (except for shares of SAGC's Common Stock held by LVDG) will be converted into 2.4 shares of LVDG common Stock. Each share of SAGC's Series A Preferred Stock will be converted into 2.4 shares of LVDG Series B Preferred Stock, and each share of SAGC's Common Stock held by LVDG immediately prior to the effective date and all rights in respect thereof will be canceled. This would result in the current shareholders of SAGC (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming that there are no dissenting shareholders.

Options and Warrants to Purchase the Company's Common Stock

At the effective date each option or warrant granted by SAGC to purchase shares of SAGC's Common Stock which is outstanding and unexercised immediately prior to the effective date will be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG Common Stock in such number and at such exercise price similar to that previously discussed (2.4 to 1). The exercise price per share of LVDG Common Stock under the new option or warrant will be equal to the quotient of the exercise price per share of SAGC's Common Stock under the original option or warrant divided by the exchange ratio.

     d. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1997 and 1996, the Company had incurred operating losses of $2,242,000 and $875,000, respectively. Additionally, as of December 31, 1997 the Company had negative working capital of approximately $2.4 million and insufficient borrowing capacity to fund the completion of the All-American SportPark complex.

Subsequent to year-end SAGC entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark. On January 26, 1998 the Company's president loaned SAGC $200,000. The loan is due January 26, 2003 and bears interest at 10 percent. On February 5, 1998, SAGC secured a $4.0 million short-term loan bearing interest at 10 percent from a bank. This loan requires interest only payments which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998. On March 18, 1998, SAGC obtained an additional $3.0 million short-term promissory note bearing interest at 10 percent from Callaway Golf
Company.   As security SAGC issued a guaranty and pledged its equity in the
All-American Golf LLC, a subsidiary of SAGC. This note is due in full with principal and interest on June 18, 1998.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows at the Callaway Golf Center and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark.

SAGC currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility or extinguish the short-term financing which has been obtained to fund the continuation of the construction. SAGC expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, and bank financing. There is no assurance that financing will be obtained from any of these sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     e. ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997 the Company had an overdraft of approximately $668,000 in one of SAGC's primary bank account. As more fully described in Note 8, the Company's bank extended a line of credit to fund this shortfall.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center, and the sale of merchandise and/or services.

     c.  INVENTORIES

Inventories, which consist primarily of finished sporting goods merchandise, and display units are stated at the lower of cost (first-in, first-out method) or market.

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

      d.  PREOPENING EXPENSES

Preopening costs primarily represent direct personnel and other operating costs incurred before the opening of the facility. These costs are capitalized when incurred and amortized to expense on a straight-line basis over a period not to exceed twelve months from the date operations commenced. Preopening costs totaling approximately $139,300 were capitalized in connection with the Callaway Golf Center which commenced operations on October 1, 1997. Additional preopening costs totaling $563,600 have been expensed in connection with the All-American SportPark portion of the facility. The preopening costs related to the SportsPark were expensed as a result of the uncertainty related to completing the facility.

     e.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

           Furniture and equipment      5-10 years
           Leasehold improvements       15 years

Normal repairs and maintenance are charged to expense when incurred. Expenditures that materially extend the useful life of assets are capitalized.

     f.   DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of the All-American SportPark. Deferred income will be amortized to income over the life of the agreements upon the commencement of operations. Additionally, deferred income also includes approximately $67,000 remaining from the agreement with MBNA to use SAGC's trademark on its credit cards over a 5 year period.

     g.   INCOME TAXES

The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes".

     h.   RECOVERABILITY OF LONG-LIVED ASSETS

In 1996 the Company adopted Statement of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at the Callaway Golf Center the Company does not believe that a triggering event has occurred with respect to the negative operating income which has been achieved.

     i.   EARNINGS PER SHARE

In 1997, the Company adopted SFAS 128   Earnings Per Share ("SFAS 128").  SFAS
128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. All previously reported income per share amounts have been restated herein to reflect the adoption of SFAS 128.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following as of December 31:
                                                     1997           1996
                                                   ----------     ---------
   Weighted-average common shares outstanding
     (used in the computation of basic earnings
      per share)                                    5,603,896     5,319,008

   Potential dilution from the assumed exercise
     of common stock options                            7,134          --
                                                   ----------     ---------
   Weighted-average common and common equivalent
     shares (used in the computation of diluted
     earnings per share)                            5,611,030     5,319,008
                                                   ==========     =========

Pursuant to SFAS 128, options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. Substantially all of the

Company's outstanding stock options are included in the calculations for the periods presented.

     j.  ISSUANCE OF SUBSIDIARY STOCK

The Company recorded the excess of the fair value over the carrying amount of its investment in SAGC due to SAGC's initial public offering in December 1994 as an equity transaction. Any future transactions involving the issuance of a subsidiary's stock will be accounted for in a similar manner.

     k.  RECLASSIFICATIONS

Certain reclassifications, which had no impact on the Company's results of operations, have been made to prior year amounts to conform them to the current year presentation.

3.  SEGMENT INFORMATION

The Company's operations after giving effect to the discontinued operations and assets sold as previously described are classified into two primary business segments: retail operations consisting of the Company-owned store, and development and operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball batting stadium, car racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center". The golf facilities are comprised of an executive golf course, driving range, putting course, clubhouse and training center. The "Callaway Golf Center" for the Las Vegas, Nevada facility commenced operations on October 1, 1997.

The one remaining retail store is located in Las Vegas, Nevada. Accordingly, all revenue generated was derived from the Southwest geographical area.

4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its chairman and principal shareholder, the Affiliated Store and SAGC. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. As of December 31, 1997 and 1996, the Company had a $194,000 and $72,000, respectively, receivable from the Affiliated Store. As of December 31, 1997 and 1996, the Company had outstanding payables to the Affiliated Store of $300,000 and $463,000, respectively. The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of SAGC. As a result, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. The Affiliated Store also benefited from SAGC's activities, including any local and national advertising conducted by SAGC. The Affiliated Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $290,000 and $228,000 in 1997 and 1996, respectively. Sales of merchandise made to the Affiliated Store are recorded at the Company's cost and totaled $161,000 and $1,120,000 for the years ended December 31, 1997 and 1996, respectively.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                              1997            1996
                                            ----------      ---------
    Furniture and equipment                 $  728,000      $  91,000
    Leasehold improvements                   9,574,000        309,000
    Other                                      250,000         50,000
                                            ----------      ---------
                                            10,552,000        450,000
                                            ----------      ---------
    Less--Accumulated depreciation
     and amortization                         (401,000)      (214,000)
                                            ----------      ---------
                                           $10,151,000      $ 236,000
                                            ==========      =========

Property and equipment, held for sale, included the following as of December
31:
                                               1996
                                            ---------
    Furniture and equipment                 $ 165,000
    Leasehold improvements                     38,000
    Other                                      34,000
                                            ---------
                                              237,000
    Less--Accumulated depreciation
     and amortization                         (58,000)
                                            ---------
                                            $ 179,000
                                            =========
6.  LEASE TERMINATION RECEIVABLE

In May of 1994, the Company entered into a Ground Lease for approximately 33 acres of land on Las Vegas Boulevard, which it intended to use for the development of an All-American SportPark. The Ground Lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

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

Upon notification of the Ground Lease termination, the Company ceased construction activities and submitted substantiation for construction costs
totaling approximately $3.9 million.  Utilizing   applicable formulas derived
from the Ground Lease, the Company believed that $3,279,500 in costs were reimbursable by the purchaser who assumed the original lessor's obligations relating to the lease termination. Based upon all of the information available as of December 31, 1995 the Company believed that the amount would be collected in 1996 in the amount of $3,000,000 with regards to this litigation and, accordingly, recorded the lease termination receivable as a current asset.

In October, 1996 this matter was settled for $3,217,000 of which $3,000,000 was applied to the lease termination receivable balance while the remaining $217,000 in proceeds was applied against legal fees incurred with respect to this matter in the current year.

7.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the planning and design of All-American SportParks. The Callaway Golf Center portion of the All-American SportPark planned for Las Vegas, Nevada consists of an executive golf course and other related amenities and commenced operations on October 1, 1997.

Total project development costs totaled $7,850,100 as of December 31, 1997 relating to the continuing construction of the All-American SportPark. These costs consists primarily of $6,740,200 in buildings, $352,500 in land improvements, and $572,200 in furniture, fixtures and signs. The remaining $185,200 consists of various items such as fencing and other items. The All-American SportPark is expected to be completed by June 1998. However, at the present time no formal agreements with respect to securing financing for the project have been reached.

The Company currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed.

8.  BANK LINE OF CREDIT

As of December 31, 1997 and 1996, SAGC had a $800,000 and $400,000 bank, line of credit; interest is payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9% and 9.75% at December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, $668,000 and $398,000, respectively, had been drawn on the facility. The line of credit was paid in full during February, 1998 with a portion of the proceeds collected from the $4.0 million short-term loan received on February 05, 1998.

 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                        1997              1996
                                     ----------        ----------
     Accounts payable - trade        $1,617,000        $1,004,000
     Accrued compensation               125,000              -
     Payroll and other taxes            128,000            34,000
     Income taxes payable               137,000              -
     Interest payable                   176,000              -
     Customer deposits                      -              38,000
     Accrued expenses                       -             276,000
                                     ----------        ----------
                                     $2,183,000        $1,352,000
                                     ==========        ==========

10. NOTES PAYABLE

Callaway provided $5,250,000 in debt financing for construction of the Callaway Golf Center which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). The principal is due in 60 equal monthly payments commencing on October 1, 2002.

Under the terms of the note, All-American Golf was obligated to commence making payments of interest on December 21, 1997. The Company was unable to make this payment and at December 31, 1997 was in default on this note. Subsequently, the Company was unable to meet its obligation on January 21, February 21, and March 21, 1998. On March 18, 1998, the Company entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears. The first payment required under the forbearance agreement is due on May 21, 1998 in the amount of $80,600.

On December 8, 1997, the Company obtained a short-term loan from First Security Bank of Nevada for $500,000 at 9 percent interest rate and a line of credit for $800,000 (see Note 8) both of which are due March 8, 1998. The note and line of credit were paid in full on February 13, 1998, once again with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

At December 31, 1997 and 1996, the Company had an unsecured, 10 percent note payable totaling $600,000 and $631,000, respectively, with the Company's chairman and principal shareholder. During 1997, the $631,000 shareholder note issued by LVDG was repaid and a new note for $600,000 was issued by SAGC. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Interest expense of $5,000 and $65,000 related to this note is included in interest expense in 1997 and 1996.

Aggregate maturities of notes payable for the five years subsequent to December 31, 1997, are as follows:

                    Year ending:
                        1998       $  500,000
                        1999                -
                        2000                -
                        2001                -
                    Thereafter      5,850,000
                                   ----------
                                   $6,350,000
                                   ==========
11.  LEASES

The Company and SAGC lease office and warehouse facilities from the Company's chairman and principal shareholder under a non-cancelable operating lease greement that expires on January 31, 2005. The lease provides for initial monthly lease payments that may be increased based on increases in the consumer price index. Until August 1994, the Company and SAGC shared rent equally. Beginning August 1, 1994, the allocation was changed to 67 percent to the Company and 33 percent to SAGC, based on the new ownership percentages effected with the initial public offering of SAGC. Beginning July 1, 1996, the Company was allocated 33 percent and SAGC was allocated 67 percent. The lease provides for monthly rental payments of $14,000 which increase based on the consumer price index. Rent expense under this lease totaled $74,000 and $162,000 in 1997 and 1996, respectively. The reduction in rent expense for 1997 is due to the sale of the franchise operation.

The Company also leases retail space for the Company-owned store under a non-cancelable operating lease agreement which will expire on July 31, 2000 and provide for base monthly rental payment of $9,400. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes. Rent expense under this lease totaled $113,000 and $109,000 in 1997 and 1996, respectively.

In July 1996, SAGC entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of its first Las Vegas "All-American SportPark". The lease term is for a period of fifteen years, with two consecutive five year renewal periods. The lease commences on October 1, 1997 for All-American Golf and February 1, 1998 for the All-American SportPark.

Effective June 20, 1997, SAGC canceled the original lease and replaced it with two separate leases, one for the Callaway Golf Center and the other for the All-American SportPark. The annual base amount of $625,000 is due in monthly installments of $52,083 (All-American Golf $33,173 and All-American SportPark $18,910). The lease term remains as stated above, the Callaway Golf Center lease commenced on October 1, 1997. The All-American SportPark lease will commence on February 1, 1998. Additionally, the Leases contain contingent rent based upon gross sales at the park ranging from three to ten percent of the different sources of gross revenues if such percentage revenues exceed $625,000 annually. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, SAGC also entered into a Deposit Agreement which required SAGC to post a refundable deposit to the lessor of $500,000. The deposit will be applied as follows: $66,346 used to pay the first two months rent for All-American Golf, $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. At December 31, 1997 the remaining balance is $434,000.

At December 31, 1997, minimum future rental commitments under non-cancelable leases, including the office and warehouse lease with the Chairman and principal shareholder, are as follows:

     Year ending
      1998                                 $   949,000
      1999                                     963,000
      2000                                     899,000
      2001                                     842,000
      2002                                     798,000
      Thereafter                             4,530,000
                                           -----------
          TOTAL                            $ 8,981,000

Included in the above is $339,000 of capitalized lease obligations.

12.  INCOME TAXES

The federal income tax provision consisted of $575,000 in current provision for the year ended December 31, 1997, which is reflected as an ofset to the gain in disposal of franchise operations.

Deferred tax assets (liabilities) are related to the following at December 31:

                                             1997           1996
                                         -----------      ---------
     Provision for bad debt              $      -         $  74,000
     Deferred income                         176,000         42,000
     Vacation accrual                         14,000         19,000
     Commissions                                -            (7,000)
     Depreciation                            (58,000)       (18,000)
     Book/tax basis difference in SAGC      (743,000)      (743,000)
     Net operating loss carryforward          22,000        449,000
                                         -----------      ---------
                                            (589,000)      (184,000)
     Valuation allowance                    (154,000)      (559,000)
                                         -----------      ---------
     Net deferred tax liability          $  (743,000)      (743,000)
                                         ===========      =========

A reconciliation of income taxes computed by applying the statutory federal income tax rate to the Company's loss from continuing operations before provision for income taxes is as follows:
                                        1997                 1996
                                 Dollars      %       Dollars      %
Federal income tax             ---------     ---    ---------     ---
 at statutory rate             $(762,000)    (34)   $(382,000)    (34)
Tax benefits not currently
 utilizable                     (762,000)     34      382,000      34
                               ---------     ---    ---------      ---
                               $    -         -     $    -          -
                               =========     ===    =========      ===

The Company utilized the majority of its net operating loss carryforward to offset the taxable gain on disposal of franchise, wholesale and assets held for sale.

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

Total options granted under the 1991 Plan in 1994 were 491,000 at an exercise price of $.80 per share. Of these shares, 50,000 have expired while the remaining 441,000 shares are exercisable at any time through July 1999. An additional 11,000 shares were granted in 1995 at exercise prices ranging between $1.35 and $1.625. As of December 31, 1996, 10,000 of these options had expired. These options have expiration dates, which extend through January 2000. Total options outstanding under the 1991 Plan were 437,000 at December 31, 1997 and

1996, respectively, of which all were exercisable at prices ranging from $.80 to $1.35 per share.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1991 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 500,000 shares of the Company's common stock. All options granted have 5-year terms and vest and become fully exercisable at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 4.76%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.826; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended December 31,             1997               1996
                                  ----------       ----------
Net Income (Loss)
    As reported                   $  645,000         (945,000)
    Pro forma                     $  591,000         (999,000)
Basic net income (loss) per share
    As reported                   $      .12             (.18)
    Pro forma                     $      .11             (.19)
Diluted net income (loss) per share
    As reported                   $      .12             (.18)
    Pro forma                     $      .11             (.19)

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

In April 1996 the Board adopted a resolution which would allow the President of SAGC to convert the 512,799 shares of preferred stock to common shares, even if the conversion requirements have not been met. This conversion occurred on June 9, 1997.

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

The rights granted to TOI in accordance with the agreement include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by SAGC's subsidiary All-American SportPark, Inc. for a period of 5 years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two

SportParks and (4) other miscellaneous rights as defined. Pursuant to the agreement, SAGC also granted TOI an option to purchase up to 250,000 shares of SAGC's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Motoharu Iue as a Director of SAGC. Mr. Iue is the president of Three Oceans Inc.

     d.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, SAGC completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000.

Two Class A Warrants entitle the holder to purchase one share of SAGC common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. In connection with the December 1996 announcement by the Company and SAGC that they had entered into a letter of intent to sell certain retail stores, the wholesale and franchise business segments (see Note 1), the expiration date of the Class A Warrants have been extended until June 12, 1998.

In connection with the initial public offering, SAGC issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. SAGC also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1997 and 1996, no warrants have been exercised.

14.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees' 401(k) LVDG Profit Sharing Plan ("the Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1997 and 1996, the Company matched 50% of employees' contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan of $100,000 and $106,000 for 1997 and 1996, respectively.

15.   SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees including the President of the Company and the President of SAGC. This plan became effective on January 1, 1996. During 1997 and 1996, the Company paid $65,000 and $100,000, respectively, pursuant to the plan for officers and directors of the Company.

16.  COMMITMENTS AND CONTINGENCIES

SAGC has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement; he is to receive 1% of the net profits of each SpeedPark; .25% of net profits are to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was
also granted options under SAGC's stock option plan.   On November 20, 1997,
the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

SAGC has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASCAR SpeedPark. The agreement, as amended, provides that SAGC has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999, the license for that site would continue until December 31, 2003, and if SAGC opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2003. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

In January 1997, SAGC entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments totaling $1,250,000 beginning when the SportPark opens. SAGC received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four year period starting with the commencement of operations of the All-American SportPark. The rights granted to Pepsi are to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi will provide that SAGC and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, SAGC entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center will be paid to All-American Golf, LLC and all other rents will be paid to SAGC.

Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements.

The agreement also provides Sportservice with a right of first refusal for future parks to be built by SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether
Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million.

The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. SAGC and the LLC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

The Company has entered into a two-year agreement with Integrated Sports International ("ISI") whereby ISI has been retained to assist the Company in obtaining corporate sponsorship for various areas of the SportPark.

All-American Golf, LLC has executed a license agreement with Callaway Golf pursuant to which All-American Golf, LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000. Such termination could have an adverse impact on the success of the golf center.

The Company intends to purchase a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

17.  SUBSEQUENT EVENT

On May 5, 1998, pursuant to the terms of a Purchase and Sale Agreement between the Company and Callaway Golf, the Company sold its 80% membership interest in the LLC to Callaway Golf for $1,500,000 in cash and the forgiveness of the $3,000,000 debt, including the interest thereon, owed to Callaway by the Company. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it has obtained all of the rights necessary to operate the Callaway Golf Center. In connection with the sale of the membership interest, the Company resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years.

As a result of the sale of its interest in the LLC, the Company has no ownership of the Callaway Golf Center, and the Callaway Golf Center will now be operated separately from the All-American SportPark. However, the Company will have the option to repurchase the 80% membership interest for a period of two years. To exercise such right, the Company would be required to pay $4,500,000 plus 100% of any undisclosed liabilities as of May 5, 1998, which have not been satisfied by the Company, plus 80% of any additional capital expenditures by the LLC, plus 80% of losses incurred by the LLC to the date of exercise of the option. In the event that the Company exercises this option, the Company will receive an allocation of the profits and losses in the LLC, but it will not have the right to manage the LLC or Callaway Golf Center.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Dated: May 12, 1998                By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                            TITLE                      DATE
-----------------------       --------------------------       -------------

/s/ Vaso Boreta               President, Chairman of the       May 12, 1998
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ Ronald S. Boreta          Director                         May 12, 1998
Ronald S. Boreta

/s/ Robert S. Rosburg         Director                         May 12, 1998
Robert S. Rosburg

________________________      Director
William Kilmer