Form 10QSB
period 1998-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1998-05-15
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                      Commission File Number: 0-17436

                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Colorado                                     84-1034868
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada  89118
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

                            Yes X             No___

As of May 12, 1998, 5,831,807 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                               Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3

         Unaudited Condensed Consolidated Statements of
         Operations                                              5

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              7

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     16

Part II: Other Information

Item 1.  Legal Proceedings                                       19

Item 2.  Changes in Securities                                   19

Item 3.  Defaults Upon Senior Securities                         19

Item 4.  Submission of Matters to a Vote of Security Holders     19

Item 5.  Other Information                                       19

Item 6.  Exhibits and Reports on Form 8-K                        19

         Signatures                                              19

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                March 31,    December 31,
                                                  1998           1997
                                               -----------   -----------
                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $   285,000    $  429,000
  Accounts receivable, net                        252,000        78,000
  Inventories                                     536,000       479,000
  Due from Affiliated Store                       138,000       194,000
  Due from officer                                  3,000         3,000
  Prepaid expenses and other                       44,000        31,000
  Preopening costs, net                            77,000       100,000
                                              -----------   -----------
     Total current assets                       1,335,000     1,314,000

Leasehold improvements and equipment, net      10,014,000    10,151,000

Project development costs                      13,468,000     7,850,000

Other long term receivables                       209,000       227,000

Deposit for land lease                            396,000       434,000

Other assets                                       73,000        96,000
                                              -----------   -----------
                                              $25,495,000   $20,072,000
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.
                                (Continued)

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                March 31,   December 31,
                                                  1998          1997
                                              -----------   -----------
                                              (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                         $      -       $  668,000
  Current portion of notes payable              5,351,000       500,000
  Current portion of obligations under
    capital leases                                 77,000        87,000
  Accounts payable and accrued expenses         4,384,000     2,183,000
  Due to Affiliated Store                         417,000       300,000
                                               ----------     ---------
     Total current liabilities                 10,229,000     3,378,000
                                               ----------     ---------

Note payable to shareholder                       400,000       600,000

Note payable                                    5,250,000     5,250,000

Obligation under capital leases, net
  of current portion                              192,000       217,000

Deferred income                                   570,000       517,000

Deferred tax liability                            743,000       743,000

Preferred stock of subsidiary                   5,000,000     5,000,000

Minority interest                               1,375,000     1,625,000

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
   no par value; 5,000,000 shares authorized;
   no shares issued and outstanding at
   March 31, 1998 and December 31, 1997                 -             -
 Common stock, no par value; 15,000,000 shares
   authorized; 5,831,807 shares issued and
   outstanding at March 31, 1998 and
   December 31, 1997                            3,876,000     3,876,000
 Accumulated deficit                           (2,140,000)   (1,494,000)
                                               ----------   -----------
     Total shareholders' equity                 1,736,000     2,382,000
                                               ----------   -----------
Total Liabilities and Shareholders' Equity    $25,495,000   $20,072,000
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

       LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 1998          1997
                                              -----------   -----------
REVENUE:
  Net merchandise sales                       $  751,000    $  961,000
  Callaway Golf Center                           502,000             -
  Other                                           37,000        78,000
                                               ---------    ----------
      Total revenue                            1,290,000     1,039,000

COST OF REVENUE:
  Retail                                         582,000       545,000
  Callaway Golf Center                           503,000             -
                                               ---------    ----------
      Total cost of revenue                    1,085,000       545,000
                                               ---------    ----------
GROSS PROFIT                                     205,000       494,000

OPERATING EXPENSES:
  Selling, general and administrative            826,000       600,000
  Depreciation and amortization                  117,000        14,000
  Preopening expense                              23,000        77,000
                                               ---------     ---------
                                                 966,000       691,000
                                               ---------     ---------
OPERATING LOSS                                  (761,000)     (197,000)

Interest (expense) income, net                  (135,000)       69,000
                                               ---------     ---------
Loss from continuing operations before
 income taxes and minority interest             (896,000)     (128,000)
Provision for income taxes                             -             -
Loss from continuing operations before         ---------     ---------
  minority interest                             (896,000)     (128,000)

Minority interest                                250,000      (629,000)
                                               ---------     ---------
LOSS FROM CONTINUING OPERATIONS                 (646,000)     (757,000)

DISCONTINUED OPERATIONS:
  Loss from franchise and wholesale
    operations to be disposed of (no income
    taxes were recorded in 1998 or 1997)               -      (159,000)

  Gain on disposal of franchise and wholesale
    operations (less applicable income
    taxes of $575,000)                                 -      2,841,000
                                              ----------     ----------
Income from discontinued operations                    -      2,682,000
                                              ----------     ----------
NET INCOME (LOSS)                             $ (646,000)    $1,925,000
                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
                               (Continued)

       LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Continued)
                                                 1998          1997
                                              -----------   -----------
INCOME (LOSS) PER SHARE:

  BASIC
  Loss from continuing operations             $     (.11)   $     (.02)
  Income from discontinued operations                  -           .38
                                              ----------    ----------
  Net Income (Loss) per Share                 $     (.11)   $      .36
                                              ==========    ==========
  DILUTED
  Loss from continuing operations             $     (.11)   $     (.02)
  Income from discontinued operations                  -           .35
                                              ----------    ----------
  Net Income (Loss) per Share                 $     (.11)   $      .33
                                              ==========    ==========

The accompanying notes are an integral part of these financial statements.

        LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                  1998          1997
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                            $ (646,000)  $ 1,925,000

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Minority interest                          (250,000)      629,000
      Depreciation and amortization               117,000        14,000
      Preopening expense amortization              23,000          -
      Amortization of land lease                   38,000          -
      Gain on disposal of franchise, wholesale
        and retail stores, net of income taxes       -       (3,416,000)
  Changes in assets and liabilities:
    Increase in accounts receivable              (174,000)     (240,000)
    Increase in inventory                         (57,000)     (218,000)
    (Increase) decrease in prepaid expenses
      and other                                   (13,000)       68,000
    Increase in accounts payable
      and accrued expenses                      2,201,000       204,000
    Decrease in deferred franchise fees              -          (63,000)
    Increase in deferred income                    53,000          -
    Increase in income tax payable                   -          575,000
                                              -----------   -----------
    Net cash provided by (used in) operating
      activities                                1,292,000      (522,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received from sale of franchise,
    wholesale and assets held for sale               -        4,550,000
  Project development costs                    (5,618,000)   (1,240,000)
  Decrease in other assets                         23,000         3,000
  Leasehold improvement and equipment
    disposals, net                                 20,000          -
                                              -----------   -----------
  Net cash (used in) provided by investing
    activities                                 (5,575,000)    3,313,000
                                              -----------   -----------

The accompanying notes are an integral part of these financial statements.
                               (Continued)

       LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Continued)
                                                  1998          1997
                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                     (668,000)     (398,000)
 Decrease in notes receivable                      18,000          -
 Proceeds from notes payable and note
    payable to shareholder, net                 4,651,000      (535,000)
 Increase to Affiliate Store
    and Related Entities, net                     173,000          -
 Repayment of capital lease obligations           (35,000)
                                              -----------   -----------
Net cash provided by (used in)
   financing activities:                        4,139,000      (933,000)
                                              -----------   -----------
NET (DECREASE)INCREASE IN CASH
  AND CASH EQUIVALENTS                           (144,000)    1,858,000

CASH AND CASH EQUIVALENTS,
  Beginning of period                             429,000     6,457,000
                                              -----------   -----------
CASH AND CASH EQUIVALENTS,
  End of period                               $   285,000   $ 8,315,000
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

      LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Las Vegas Discount Golf & Tennis, Inc. ("LVDG") a Colorado corporation, and its subsidiaries, Saint Andrews Golf Corporation ("SAGC"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow"). LVDG and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain reclassifications have been made to previously reported amounts to conform them to current classifications.

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

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the development and operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball-batting stadium, car-racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center". The golf facilities are comprised of an executive golf course, driving range, putting course, clubhouse and training center. The Callaway Golf Center for the Las Vegas, Nevada facility commenced operations on October 1, 1997.

2.  SALE OF ASSETS AND DISCONTINUED OPERATIONS

On February 26, 1997, the Company and SAGC completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets". The total consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2.5 million was allocated to LVDG.

This transaction resulted in the disposal of the Company's franchise business, wholesale business, and the three Company-owned retail stores in Southern California, and the assignment of all franchise rights, trade names, and trade marks associated with the business. The agreement also contains certain provisions not to compete in the franchised retail golf equipment business. Accordingly, the sale of all assets, and assumption of liabilities and rights related to the these businesses have been presented as "Discontinued Operations" in the accompanying statement of operations for the period ended March 31, 1997.

3.  PROPOSED MERGER WITH SAINT ANDREWS GOLF CORPORATION

On January 20, 1998, the officers of LVDG and SAGC executed a merger agreement pursuant to which SAGC would merge with and into LVDG which is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC would cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

At the effective date of the merger each share of SAGC's common stock issued and outstanding immediately prior to the effective date (except for shares of SAGC's common stock held by LVDG) will be converted into 2.4 shares of LVDG common stock. Each share of SAGC's Series A Preferred Stock will be converted into 2.4 shares of LVDG Series B Preferred Stock, and each share of SAGC's common stock held by LVDG immediately prior to the effective date and all rights in respect thereof will be canceled. This would result in the current shareholders of SAGC (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming there are no dissenting shareholders.

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

4.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses of $761,000 and $197,000 for the periods ended March 31, 1998 and 1997, respectively. Additionally, as of March 31, 1998 the Company had negative working capital of approximately $8.9 million. The Company has entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark.

On January 26, 1998 and April 2, 1998 the Company's president loaned SAGC $200,000 and $400,000, respectively. The loans are due in 2001 and bear interest at a rate of 10 percent per annum.

On February 5, 1998, SAGC secured a $4.0 million short-term bank loan bearing interest at a rate of 10 percent per annum. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998.

On March 18, 1998, SAGC obtained an additional $3.0 million short-term promissory note bearing interest at a rate of 10 percent per annum from Callaway Golf Company. As security the Company pledged its equity in All-American Golf LLC, a subsidiary of SAGC. The note is due in full with principal and interest on June 18, 1998. As of March 31, 1998, the Company had borrowed approximately $1.4 million under this agreement. The balance was borrowed in April 1998.

On May 7, 1998, SAGC received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to SAGC for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas. The loan would be guaranteed by LVDG and SAGC. The Commitment Letter requires that SAGC pay a non-refundable commitment fee of $180,000 on acceptance of the commitment. SAGC must pay a financing fee of 4% of the loan amount at closing, however the $180,000 financing fee will be credited against the financing fee. SAGC must also pay all of the Lender's loan expenses, and a 2% fee to the person who brokered the loan.

The loan can be prepaid at any time, provided that at least nine months of interest must be paid on the loan. The commitment is subject to a number of terms and conditions set forth in the Commitment Letter including completion by the Lender of its due diligence and the completion and execution of the definitive loan documentation. SAGC would use the proceeds of this loan to repay the $4 million short term bank loan and other outstanding indebtedness and for the completion of the construction of the SportPark.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark. SAGC currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. SAGC expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors and bank financing. There is no assurance that financing will be obtained from any of these sources. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. Options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. Substantially all of the Company's outstanding stock options are included in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share for the periods ended March 31, 1998 and 1997 consisted of the following:

                                                      1998           1997
                                                   ----------     ----------
   Weighted-average common shares outstanding
     (used in the computation of basic earnings
      per share)                                   5,831,807       5,319,008
   Potential dilution from the assumed exercise
      of common stock options                        437,000         512,799
                                                   ---------       ---------
   Weighted-average common and common equivalent
      shares (used in the computation of diluted
      earnings per share)                          6,268,807       5,831,807
                                                  ==========      ==========

6.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its chairman and principal shareholder, a retail store owned by the Company's chairman (the "Affiliated Store") and SAGC. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties.

The Affiliated Store operates in Las Vegas, Nevada and was not a franchise of SAGC during the period ended March 31, 1997. As a result, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. The Affiliated Store also benefited from SAGC's activities, including any local and national advertising conducted by SAGC. The Affiliated Store and the Company owned store share advertising costs equally in the Las Vegas market area. Sales of merchandise made to the Affiliated Store are recorded at the Company's cost and totaled $36,000 and $190,000 for 1998 and 1997, respectively.

7.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of March 31, 1998 and December 31, 1997, respectively:

                                                    1998        1997
                                                ----------   ----------
      Furniture and equipment                  $   738,000   $   728,000
      Leasehold improvements                     9,539,000     9,574,000
      Other                                        257,000       250,000
                                               -----------   -----------
                                                10,534,000    10,552,000
                                               -----------   -----------
        Less - accumulated amortization and
         depreciation                             (520,000)     (401,000)
                                               -----------   -----------
                                               $10,014,000   $10,151,000
                                               ===========   ===========
8.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the planning and design of All-American SportParks. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in June 1998. Project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $13,468,000 as of March 31, 1998.
These costs consist primarily of $10,592,000 in buildings, $1,601,000 in land improvements, and $1,275,000 in furniture, equipment and other.

9.  LEASES

SAGC's lease for approximately 23 acres of undeveloped land on which the All-American SportPark is being constructed became effective on February 1, 1998.
The base rental on the lease is $18,910 per month and contains contingent rentals based on a percentage of gross revenues in the park. The lease term is 15 years with two five-year renewal options.

10.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees, which require the payment of fixed and incentive based compensation.

In December 1994, SAGC entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, SAGC holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, SAGC agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, SAGC must pay $50,000 during such year. SAGC has made the payments required for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, SAGC is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of
(i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex. SAGC's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Under the agreement, he is to receive 1% of the net profits of each SpeedPark and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

SAGC has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999. Under the terms of the agreement, if SAGC opened the Las Vegas site by March 1, 1998, the license for that site would continue until

December 31, 2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2004. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

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

In September 1997, SAGC entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center will be paid to All-American Golf LLC and all other rents will be paid to SAGC. Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by the SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. SAGC and the LLC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

The Company has entered into a two year agreement with Integrated Sports International ("ISI") whereby ISI has been retained to assist the Company in obtaining corporate sponsorship for various areas of the SportPark.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

11.  SUBSEQUENT EVENT

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, a California limited liability company to construct, manage and operate the

"Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 and loaned the LLC $5.25 million for the remaining 20% of the membership units.

The Callaway loan bears interest at a rate of 10 percent per annum with interest only payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). All-American Golf was unable to make the interest payments due in December 1997 and January, February and March 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears.

Subsequently, on May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of the $3 million note, including any interest thereon, owed to Callaway by SAGC. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it has obtained all of the rights necessary to operate the Callaway Golf Center. In connection with the sale of its membership units SAGC resigned as manager of the LLC, and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years.

Results of operations of All-American Golf included in the unaudited condensed consolidated financial statements for the quarter ended March 31, 1998 were as follows:

            Revenue                              $ 502,000
                                                 =========
            Cost of revenue                      $ 503,000
            Depreciation and amortization          113,000
            Amortization of preopening costs        23,000
            Interest expense                       135,000
                                                 ---------
                  Total expenses                   774,000
                                                 ---------
                                                  (272,000)
            Minority interest loss                  54,000
                                                ----------
            Net loss                            $(218,000)
                                                ==========

Assets and liabilities included in the accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and December 31, 1997 were as follows:
                                              1998          1997
      CURRENT ASSETS:                      -----------   -----------
      Cash and cash equivalents            $   124,000   $    45,000
      Accounts receivable, net                  38,000        58,000
      Due from Affiliated Store                 47,000        33,000
      Prepaid expenses and other                19,000        28,000
      Preopening costs                          77,000       100,000
                                           -----------   -----------
            Total current assets               305,000       264,000

      Leasehold improvements and
        equipment, net                       9,705,000     9,841,000
                                           -----------   -----------
                                           $10,010,000   $10,105,000
                                           ===========   ===========

      CURRENT LIABILITIES:
      Current portion of obligations       $    65,000   $    65,000
         under capital leases
      Accounts payable and accrued
         expenses                              921,000       769,000
      Due to Affiliated Store                   13,000        21,000
      Due to Related Entities                  616,000       565,000
                                           -----------   -----------
            Total current liabilities        1,615,000     1,420,000

      LONG TERM LIABILITIES:

      Obligation under capital leases, net     167,000       185,000
         of current portion
      Note payable                           5,250,000      5,250,000
                                           -----------    -----------
            Total long term liabilities      5,417,000      5,435,000
                                           -----------    ----------=
            Total liabilities              $ 7,032,000    $ 6,855,000
                                           ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

     The Company's continuing operations consist solely of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the operations of Saint Andrews Golf Corporation ("SAGC") which is currently involved in the development of sport-oriented theme parks under the name "All-American SportPark".

     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     DISCONTINUED OPERATIONS

     On February 26, 1997, the Company and SAGC sold certain assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. The total consideration received was approximately $5.3 million of which approximately $2.5 million was allocated to LVDG. Specifically, the Company sold all of its interest in three company-owned "Las Vegas Discount Golf & Tennis" retail stores located in the Southern California metropolitan area, including inventory, fixtures and other property at the retail stores, certain inventory and assets at the Company's headquarters, and the Company's business of selling golf and tennis equipment on a wholesale basis to former franchisees of SAGC and to other retailers. Under the agreement,

SAGC also sold all of its interest in its business of franchising "Las Vegas Golf & Tennis" retail stores, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the two companies. The sale of all assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying statement of operations for the period ended March 31, 1997.

     CONTINUING OPERATIONS

     REVENUE. Revenue increased to $1.3 million in 1998 from $1.0 million in 1997. Revenue for the Callaway Golf Center (which commenced operations in October 1997) totaled $502,000 while merchandise sales at the Rainbow store increased by $44,000 to $751,000. These were offset by a decrease in sales to Affiliated Stores which totaled $36,000 in 1998 and $190,000 in 1997, respectively. Other income decreased to $37,000 in 1998 versus $78,000 in 1997 due primarily to an insurance reimbursement of $61,000 in 1997 offset by SAGC management fees for managing the operations of the Callaway Golf Center of $25,000 in 1998.

     COST OF REVENUE. Retail cost of revenues increased by $37,000 to $582,000 in 1998. This is due primarily to a $91,000 increase in cost of sales at the Rainbow store which totaled $547,000 in 1998 offset by a decline in sales to Affiliated Stores to $36,000 in 1998 from $190,000 in 1997. Cost of revenue related to the Callaway Golf Center which opened on October 1, 1997 totaled $503,000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses related to continuing operations consist principally of administrative payroll, office rent, professional fees and other corporate costs. The $226,000 increase to $826,000 in 1998 from $600,000 in 1997 is primarily attributable to the general administration of the Company and its All-American SportPark subsidiary.

     DEPRECIATION AND AMORTIZATION. The opening of the Callaway Golf Center resulted in depreciation and amortization expense of approximately $113,000 in 1998 accounting for substantially all the increase over 1997 expense of $14,000.

     PREOPENING EXPENSE. Preopening expense of $23,000 in 1998 represents the amortization of costs (consisting primarily of direct personnel and other operating costs) incurred before the opening of the Callaway Golf Center. These costs are being amortized over a 12 month period. The costs incurred during 1997 related to the development of the All-American SportPark concept were expensed as of December 31, 1997.

     INTEREST EXPENSE. Interest expense, net of interest income, was $135,000 in 1998 compared to interest income of $69,000 in 1997. Interest expense in 1998 primarily represents interest expense on the $5.2 million note of the Callaway Golf Center. 1997 income resulted from interest earned on cash balances.

     INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits. Income taxes of $575,000 relating to the Company's sale of its franchise operations during 1997 were offset against the gain on disposal of the discontinued operations.

     NET LOSS. The loss from continuing operations for 1998 was $646,000 compared to a loss of $757,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark".

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had negative working capital of approximately $8.9 million as compared to a negative working capital of approximately $2.1 million at December 31, 1997, a decrease of approximately $6.8 million. Of this decrease, approximately $5.6 million resulted from the financing of construction costs of the All-American SportPark. These costs were funded primarily with short term loans including a bank loan of $4 million and $1.4 million in borrowings under a $3 million short term loan from Callaway. Accounts payable and accrued expenses increased approximately $2.2 million primarily representing outstanding bills for construction of the All-American SportPark.

     Capital expenditures for the remainder of 1998, which relate predominantly to construction of the All-American SportPark complex, are expected to be approximately $9.7 million.

     The Company currently has not secured long term financing for the construction of the sports entertainment complex portion of the SportPark.
The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, and bank financing. The Company has been holding discussions with a number of potential financial sources concerning long term financing although no formal commitments have yet been received. There is no assurance that required financing will be obtained from any of these sources. Until long term financing can be obtained the Company will continue to fund its construction and operations with short term sources of funds. On February 13, 1998, SAGC secured a $4 million short-term loan at an interest rate of 10% per annum from Nevada State Bank. SAGC will pay interest only commencing March 10, 1998, with the full loan plus unpaid interest due August 10, 1998. Additionally, on March 19, 1998, SAGC obtained a $3 million short-term loan bearing interest at a rate of 10% per annum from Callaway Golf Company. $1.4 million of this facility was drawn down in March, and the balance was drawn down in April. This loan was forgiven in connection with SAGC's sale to Callaway in May 1998 of its 80% membership interest in All-American Golf LLC. On January 26, 1998, the Company's chairman loaned the Company $200,000, and in April 1998 loaned an additional $400,000. The loans are due in 2001 and bear interest at a rate of 10% per annum. Additionally, SAGC received a commitment letter for an $18 million short term loan as discussed in Note 4 of Notes to Unaudited Condensed
Consolidated Financial Statements.   The Company intends to use the proceeds
from these loans towards completing construction of the All-American SportPark and repayment of other outstanding indebtedness of SAGC.

     During the three months ended March 31, 1998, operating activities provided approximately $1.3 million of cash as compared to 1997 in which cash used by operating activities was $522,000. Increases in outstanding vendor invoices and other payables accounted for a majority of this decrease in cash used.

     Cash used by investing activities totaled approximately $5.6 million during the 1998 quarter versus cash provided during the 1997 period of $3.3 million. This is due to the continued construction of the All-American SportPark in 1998. The investment in the SportPark totaled $5.6 million during the quarter ended March 31, 1998 versus $1.2 million for the comparable quarter in 1997.

     Additionally, project development costs in 1997 were offset by the proceeds on the sale of the franchise and retail operations of approximately $4.55 million.

     Financing activities in 1998 provided cash of approximately $4.1 million. This resulted from proceeds of the previously described loans and notes offset by the repayment of the $700,000 bank line of credit and the $500,000 note payable. In the 1997 period, repayment of the bank line of credit and various notes used approximately $933,000 in cash.

     Cash flows from operations in 1998 will be limited to those generated by the remaining one Company-owned retail store, and therefore may be negligible until the commencement of operations at the All-American SportPark which is expected to occur in June 1998.

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

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date: May 15, 1998              By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                             METHOD OF FILING
--------                                      -----------------------------
  27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically