Form 10QSB
period 1998-06-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1998-08-12
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1998




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

                            Yes X             No___

As of August 12, 1998, 5,831,807 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                                Page No.
Part I:  Financial Information
Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3

         Unaudited Condensed Consolidated Statements of
         Operations                                              5

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              9

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     18

Part II: Other Information

Item 1.  Legal Proceedings                                       22

Item 2.  Changes in Securities                                   22

Item 3.  Defaults Upon Senior Securities                         22

Item 4.  Submission of Matters to a Vote of Security Holders     22

Item 5.  Other Information                                       22

Item 6.  Exhibits and Reports on Form 8-K                        22

         Signatures                                              23

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                           June 30,          December 31,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $    92,000        $   384,000
  Accounts receivable                         395,000             20,000
  Inventories                                 635,000            479,000
  Due from Affiliated Store                    45,000            161,000
  Due from officer                              3,000              3,000
  Due from related entity                     -             565,000
  Prepaid expenses and other                  253,000              3,000
                                          -----------        -----------
    Total current assets                    1,423,000          1,615,000

Leasehold improvements and equipment, net     296,000            310,000

Project development costs                  19,837,800          7,850,000

Other long term receivables                   232,000            227,000

Deposit for land lease                        339,000            434,000

Other assets                                  144,000             96,000

Net assets of discontinued operations            -             3,250,000
                                          -----------        -----------
                                          $22,271,800        $13,782,000
                                          ===========        ===========





















The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30,          December 31,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                     $      -           $   668,000
  Current portion of notes payable          5,000,000            500,000
  Current portion of obligations under
    capital leases                             11,000             22,000
  Accounts payable and accrued
    expenses                                5,469,250          1,414,000
  Due to Affiliated Store                   1,093,000            279,000
                                          -----------        -----------
    Total current liabilities              11,573,250          2,883,000

Note payable to shareholder                 1,250,000            600,000

Obligations under capital leases, net
   of current portion                             750             32,000

Deferred income                               564,000            517,000

Deferred tax liability                        743,000            743,000

Preferred stock of subsidiary               5,000,000          5,000,000

Minority interest                             940,100          1,625,000

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
   no par value; 5,000,000 shares authorized;
   no shares issued and outstanding at
   June 30, 1998 and December 31, 1997           -                  -
 Common stock, no par value; 15,000,000 shares
   authorized; 5,831,807 shares issued and
   outstanding at June 30, 1998 and
   December 31, 1997                        3,876,000          3,876,000
 Accumulated deficit                       (1,675,300)        (1,494,000)
                                          -----------        -----------
     Total shareholders' equity             2,200,700          2,382,000
                                          -----------        -----------
                                          $22,271,800        $13,782,000
                                          ===========        ===========








The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                                For the Three Months
                                                  Ended June 30,
                                             1998               1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $  881,000         $1,317,000
  Royalties                                   13,000              6,000
  Other                                        9,000              9,000
                                          ----------         ----------
    Total revenues                           903,000          1,332,000
                                          ----------         ----------

OPERATING EXPENSES:
  Retail cost of sales                       671,000          1,011,000
  Selling, general and administrative      1,216,000            534,000
  Depreciation                                14,000               -
  SportPark development costs                   -                75,000
                                          ----------         ----------
    Total operating expenses               1,901,000          1,620,000
                                          ----------         ----------
OPERATING LOSS                              (998,000)          (288,000)

   Interest income, net                        1,900             98,000
                                          ----------         ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                        (996,100)          (190,000)

PROVISION (BENEFIT) FOR INCOME TAXES            -                  -
                                          ----------         ----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                 (996,100)          (190,000)

MINORITY INTEREST                            317,000             29,000
                                          ----------         ----------

LOSS FROM CONTINUING OPERATIONS             (679,100)          (161,000)

DISCONTINUED OPERATIONS:
  Loss from operations of the All-American
    Golf, LLC, net of minority interest
    share of $29,000                         (59,000)              -
  Gain on sale of investment in
    All-American Golf, LLC, net of
    minority interest share of $545,000    1,094,000               -
  Additional gain on disposal of
    franchise and wholesale operations
    less applicable income taxes
    of $450,000                                -               113,000
                                          ----------         ----------
NET INCOME (LOSS)                         $  355,900         $  (48,000)
                                          ==========         ==========

              LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                                 For the Three Months
                                                   Ended June 30,
                                                 1998          1997
                                              -----------   -----------
EARNINGS PER SHARE:

Basic and Diluted earnings (loss) from
  continuing operations                       $     (.12)   $     (.03)
Basic and Diluted earnings (loss) from
  net (income/loss) per Share                 $      .06    $     (.01)









































The accompanying notes are an integral part of these condensed consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                           STATEMENTS OF OPERATIONS

                                                 For the Six Months
                                                   Ended June 30,
                                             1998               1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $ 1,632,000        $ 2,278,000
  Royalties                                    13,000             12,000
  Other                                        46,000             81,000
                                          -----------        -----------
    Total revenues                          1,691,000          2,371,000
                                          -----------        -----------

OPERATING EXPENSES:
  Cost of sales                             1,253,000          1,556,000
  Selling, general and administrative       1,974,000          1,148,000
  Depreciation                                 19,000              -
  SportPark development costs                    -               152,000
                                          -----------        -----------
    Total operating expenses                3,246,000          2,856,000
                                          -----------        -----------
OPERATING LOSS                             (1,555,000)          (485,000)

Interest income, net                            1,700            167,000
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                       (1,553,300)          (318,000)

PROVISION (BENEFIT) FOR INCOME TAXES             -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST                       (1,553,300)          (318,000)

Minority Interest                             481,000           (599,000)
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS            (1,072,300)          (917,000)

DISCONTINUED OPERATIONS:
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                         -              (159,000)
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of
    $575,000)                                    -             2,954,000
   Loss from operations of the
     All-American Golf, LLC, net minority
     interest share of $102,000              (203,000)              -
   Gain on disposal of investment in
     All-American Golf, LLC, net of
     minority interest share of $545,000    1,094,000               -
                                          -----------        -----------
NET INCOME (LOSS)                         $  (181,300)       $ 1,878,000
                                          ===========        ===========

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                                  For the Six Months
                                                    Ended June 30,
                                                 1998          1997
                                              -----------   -----------
EARNINGS PER SHARE:

Basic and Diluted earnings (loss) from
  continuing operations                       $     (.18)   $     (.16)
Basic and Diluted earnings (loss) from
  net income (loss) per Share                 $     (.03)   $      .32










































The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended June 30,
                                              1998               1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (181,300)      $  1,878,000

  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Minority interest                        (583,000)           599,000
    Depreciation and amortization             114,000             17,000
    Gain on sale of franchise and
      wholesale operations                       -            (3,529,000)
    Gain on disposal of investment in the
      Callaway Golf Center                 (1,094,000)              -
  (Increase) decrease in:
    Accounts receivable                      (380,000)          (199,000)
    Inventories                              (108,000)          (303,000)
    Prepaid expenses and other assets        (298,000)           114,000
  Increase (decrease) in:
    Accounts payable and accrued expenses   3,999,250          1,533,000
    Deferred income                            47,000            (63,000)
    Income tax payable                           -               275,000
                                          -----------        -----------
Net cash provided by operating
  activities                                1,515,950            322,000
                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs               (11,987,700)        (5,749,000)
  Leasehold improvement expenditures           (5,000)           (14,000)
  Proceeds from sale of All-American
    Golf                                    1,250,000          4,550,000
                                          ------------       -----------
Net cash flows used in investing
  Activities                              (10,742,700)        (1,213,000)
                                          -----------        -----------

                LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended June 30,
                                              1998               1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank line of credit, net       (668,000)          (398,000)
  Proceeds from notes payable               7,500,000               -
  Payments on notes payable and capital
    lease obligations                         (42,250)          (111,000)
  Proceeds from note payable to share-
    holder                                  1,050,000          1,315,000
  Payments on note payable to shareholder    (400,000)          (631,000)
  Increase (decrease) in amounts due to
    Affiliate Store and Related Entities    1,495,000               -
  Proceeds from minority interest in
    Callaway Golf Center                         -               750,000
                                           ----------         ----------
Net cash used by financing activities       8,934,750            925,000
                                           ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (292,000)            34,000

CASH AND CASH EQUIVALENTS
 -Beginning of period                         384,000          6,457,000
                                           ----------         ----------
CASH AND CASH EQUIVALENTS - End of period  $   92,000         $6,491,000
                                           ==========         ==========


                                          For the Six Months Ended June 30,
                                              1998               1997
                                          -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash payments made for interest           $    87,715        $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable               $ 3,000,000               -










The accompanying notes are an integral part of these condensed consolidated financial statements.

              LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

1.  CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a Colorado corporation, and its subsidiaries, Saint Andrews Golf Corporation ("SAGC"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow"). LVDG and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997, respectively, have been made.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the development and anticipated operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball-batting stadium, Go-Kart racing tracks, video arcade, retail and restaurant facilities.

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

This transaction resulted in the disposal of the Company's franchise business, wholesale business, and the three Company-owned retail stores in Southern California, and the assignment of all franchise rights, trade names, and trade marks associated with the business. The agreement also contains certain provisions not to compete in the franchised retail golf equipment business. Accordingly, the sale of all assets, and assumption of liabilities and rights related to these businesses have been presented as "Discontinued Operations" in the accompanying condensed consolidated financial statements.

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 for the remaining 20% of the membership units and loaned the LLC $5.25 million (the "Callaway loan").

The Callaway loan bears interest at a rate of 10% per annum with monthly interest payments commencing 60 days after the opening of the golf center on October 1, 1997. All-American Golf was unable to make the scheduled interest payments for 1997 and 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts which Callaway had loaned to the Company in March 1998, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until it has secured all rights necessary to operate the Callaway Golf Center, of which $250,000 was collected by June 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company.

Results of operations of All-American Golf through its disposal date have been presented as Discontinued Operations in the unaudited condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 1998.

                                      Three months           Six months
                                   Ended June 30, 1998    Ended June 30, 1998
                                   -------------------    -------------------
     Revenues                          $  500,000             $  725,000
                                       ----------             ----------
     Expenses:
      Cost of revenue                     501,000                716,000
      Depreciation and amortization       113,000                169,000
      Amortization of preopening costs     23,000                 33,000
      Interest expense                    135,000                188,000
                                       ----------             ----------
         Total expenses                   772,000              1,106,000
                                       ----------             ----------
      Net loss before minority
        interest                         (272,000)              (381,000)

      Minority interest in net loss        54,000                 76,000
                                       ----------             ----------
      Net loss                           (218,000)             $(305,000)
                                       ==========             ==========

Assets and liabilities of All-American Golf consisted of the following on December 31, 1997:

     CURRENT ASSETS:
      Cash and cash equivalents            $    45,000
      Accounts receivable, net                  58,000
      Due from Affiliated Store                 33,000
      Prepaid expenses and other                28,000
      Preopening costs                         100,000
                                           -----------
          Total current assets                 264,000

      Leasehold improvements and
        equipment, net                       9,841,000
                                           -----------
                                            10,105,000
                                           -----------
     CURRENT LIABILITIES:
      Current portion of obligations
        under capital leases                    65,000
      Accounts payable and accrued
         expenses                              769,000
      Due to Affiliated Store                   21,000
      Due to Related Entities                  565,000
                                           -----------
          Total current liabilities          1,420,000
                                           -----------
     LONG TERM LIABILITIES:
      Obligation under capital leases,
        net of current portion                 185,000
      Note payable                           5,250,000
                                           -----------
          Total long term liabilities        5,435,000
                                           -----------
          Total liabilities                  6,855,000
                                           -----------
Net assets of discontinued operations      $ 3,250,000
                                           ===========

The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf.

3.  PROPOSED MERGER WITH SAINT ANDREWS GOLF CORPORATION

On January 20, 1998, the officers of LVDG and SAGC executed a merger agreement pursuant to which SAGC would possibly merge with and into LVDG which if it occurred is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC could cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

At the effective date of the potential merger each share of SAGC's common stock issued and outstanding immediately prior to the effective date (except for shares of SAGC's common stock held by LVDG) are planned to be converted into 2.4 shares of LVDG common stock. Each share of SAGC's Series A Preferred Stock would be converted into 2.4 shares of LVDG Series B Preferred Stock, and each share of SAGC's common stock held by LVDG immediately prior to the effective date and all rights in respect thereof would be canceled. This could result in the current shareholders of SAGC (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming there are no dissenting shareholders.

At the effective date each option or warrant granted by SAGC to purchase shares of SAGC's common stock which is outstanding and unexercised immediately prior to the effective date would be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG common stock in such number and at such exercise price similar to that previously discussed (2.4 to 1). The exercise price per share of LVDG common stock under the new option or warrant would be equal to the quotient of the exercise price per share of SAGC's common stock under the original option or warrant divided by the exchange ratio.

4.  GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses of $1,553,300 and $318,000 for the periods ended June 30, 1998 and 1997, respectively. Additionally, as of June 30, 1998 the Company had negative working capital of approximately $10.2 million. The Company has entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark. Additionally, the Company sold its golf distribution business to an unrelated third party on February 26, 1997 and realized a gain of $2,954,000 on that sale. The Company also sold its 80% ownership interest in All-American Golf to the Callaway Golf Company on May 5, 1998 and realized a gain on the sale of $1,638,900. Cash proceeds from these transactions increased the Company's working capital which financed operations and were invested in the All-American SportPark.

The Company's president has loaned SAGC $1.05 million during the first six months of 1998, of which $.4 million has been paid as of June 30, 1998. The loans are due on various dates in 2001 and bear interest at a rate of 10% per annum.

On February 5, 1998 and May 14, 1998 SAGC secured a $5.0 million short-term bank loan bearing interest at a rate of 10% per annum. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998. The Company is in on-going discussions with the bank to extend the due date and increase the loan amount.

On May 7, 1998, SAGC received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to SAGC for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas and regard a commitment fee of $180,000. On June 9, 1998 the Company was informed by the Lender that they were unable to meet their stated commitment. The Company is currently evaluating its options for obtaining a refund of the commitment fee and other expenses paid to First Connecticut Consulting Group, Inc. as well as recovery of damages to the Company.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark. SAGC currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. SAGC expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors sponsorship fees and bank financing. There is no assurance that financing will be obtained from any of these sources. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Basic loss per share from continuing operations and basic net income (loss) per share for the three and six months ended June 30, 1998 and 1997, are computed by dividing the loss from continuing operations and net income
(loss), by the weighted average number of shares of common stock outstanding during the respective periods presented. As required by generally accepted accounting principles, and because the Company has incurred losses from continuing operations for all periods presented, no effect has been given for the effects of potentially issuable dilutive securities. Accordingly, diluted loss per share from continuing operations and diluted net income (loss) per share is equal to basic loss per share from continuing operations and basic net income (loss) per share, respectively, for all periods presented. The weighted average number of shares of common stock outstanding used in the earnings per share calculation for all periods presented is 5,831,807 shares.

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

The Affiliated Store that operates in Las Vegas, Nevada is not a Company franchise and is not a franchise of SAGC. As a result, prior to February 26, 1997 when the franchise system was sold, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. The Affiliated Store at that time also benefited from SAGC's activities, including any local and national advertising conducted by SAGC. The Affiliated Store and the Company owned store shared advertising costs equally in the Las Vegas market area. Sales of merchandise made to the Affiliated Store are recorded at the Company's cost and totaled $76,000 and $57,000 for the six months ended June 30, 1998 and 1997, respectively.

7.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the final phase of construction related to the All-American SportPark. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in August 1998 if the Company is able to secure the necessary financing to complete the construction. Capitalized project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $19,837,800 as of June 30, 1998. These costs consist primarily of $17,506,300 in buildings and land improvements, and $2,115,800 in furniture and equipment and $215,700 in capitalized interest costs during construction. Additional costs relating to the project have been expensed and include a loan deposit of $339,000 and $784,000 in pre-opening costs.

8.  LEASES

SAGC's lease for approximately 23 acres of undeveloped land on which the All-American SportPark is being constructed became effective on February 1, 1998. The base rental on the lease is $18,910 per month and contains contingent rentals based on a percentage of gross revenues in the park. The lease term is 15 years with two five-year renewal options.

9.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees, which require the payment of fixed and incentive based compensation.

In December 1994, SAGC entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, SAGC holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States. SAGC has made the required license payments for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, SAGC is required to pay to MLB a royalty based on the revenue from the batting cages. SAGC's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon was granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, provide for an annual fee.

SAGC has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark. The agreement, as amended, provides that the Company has a license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California.

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

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by the SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. The Company must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Company's continuing operations consist solely of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the operations of Saint Andrews Golf Corporation ("SAGC") which is currently involved in the development of sport-oriented theme parks under the name "All-American SportPark".

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES. Revenues decreased to $.9 million in 1998 from $1.3 million in 1997. Revenue for the Rainbow store decreased by $50,000 to $881,000 with the remainder of the decrease of $386,000 due to the sale of the franchise operations.

COST OF REVENUE. Retail cost of sales decreased by $340,000 to $671,000 in 1998. This is due primarily to an $11,000 increase in cost of sales at the Rainbow store in 1998 offset by the sale of the franchise operation in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses related to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. The $682,000 increase in 1998 from 1997 is primarily attributable to the general administration of the Company and its All-American SportPark subsidiary.

INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits. Income taxes of $575,000 relating to the Company's sale of its franchise operations during 1997 were offset against the gain on disposal of the discontinued operations.

NET LOSS. The loss from continuing operations for 1998 was $679,100 compared to a loss of $161,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark" Including SGA development expense.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES. Revenues decreased to $1.7 million in 1998 from $2.4 million in 1997. Revenues for Rainbow store increased by $5,000 to $1,632,000 with the remainder of the decrease of $651,000 due to the sale of the franchise operations. Other income decreased to $46,000 in 1998 versus $81,000 in 1997 due primarily to an insurance reimbursement 1997.

COST OF REVENUE. Retail cost of sales decreased by $303,000 to $1,253,000 in 1998. This is due primarily to a $111,000 increase in cost of sales at the Rainbow store in 1998 with an offsetting decrease of $414,000 due to the sale of the franchise operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses related to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. Cost of the Company and All-American SportPark including pre-opening costs are all expensed by the Company. The $826,000 increase in 1998 from 1997 is primarily attributable to the general administration of the Company and its All-American SportPark subsidiary.

INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits. Income taxes of $575,000 relating to the Company's sale of its franchise operations during 1997 were offset against the gain on disposal of the discontinued operations.

NET LOSS. The loss from continuing operations for 1998 was $1,072,300 compared to a loss of $917,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark".

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had negative working capital of approximately $10.2 million as compared to a negative working capital of approximately $1.3 million at December 31, 1997, a deficit increase of approximately $8.9 million. This increase primarily resulted from the financing of construction costs of the All-American SportPark, which were funded primarily with short term loans including a bank loan of $5 million, $1.05 million in notes to the Company's chairman and majority shareholders, and borrowings of $3 million that were forgiven when the Company sold its interest in the Callaway Golf Center, and proceeds from the sale of $1.5 million of which $250,000 is receivable as of June 30, 1998. Accounts payable and accrued expenses increased approximately $4 million primarily representing outstanding balances related to the on-going construction of the All-American SportPark.

Capital expenditures for the remainder of 1998, which relate predominantly to construction of the All-American SportPark complex, are expected to be approximately $3.0 million.

The Company currently has not secured long-term financing for the construction of the sports entertainment complex portion of the SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources, including outside equity and/or debt investor, and bank financing. The Company has been holding discussions with a number of potential financial sources concerning long term financing although no formal commitments have yet been received. There is no assurance that required financing will be obtained from any of these sources. Until long term financing can be obtained the Company will continue to fund its construction and operations with short term sources of funds. As previously discussed, during the first six months in 1998, the Company secured $5 million in short-term loans at an interest rate of 10% per annum from its bank. Additionally, on March 19, 1998, SAGC obtained a $3 million short-term loan bearing interest at a rate of 10% per annum from Callaway Golf Company. This loan was forgiven in connection with SAGC's sale to Callaway in May 1998 of its 80% membership interest in All-American Golf LLC. During the first six months of 1998, the Company also borrowed an additional $1.05 million from the Chairman. The Company has used the proceeds from these loans, sponsorship fees and cash flow from the sale of the Callaway Golf Center towards completing construction of the All-American SportPark.

During the six months ended June 30, 1998, operating activities provided approximately $1.5 million of cash as compared to 1997 in which operating activities provided approximately $322,000. Increases in outstanding vendor invoices and other payables accounted for a majority of this increase in cash provided.

Cash used by investing activities totaled approximately $10.7 million during 1998 versus $1.2 million in 1997. This is due to the continued construction of the All-American SportPark in 1998. The investment in the SportPark totaled $12 million during the six months ended June 30, 1998 versus $5.7 million for the comparable six months in 1997.

Additionally, project development costs in 1997 were offset by the proceeds on the sale of the franchise and retail operations of approximately $4.55 million, and project development costs in 1998 were offset by proceeds on the sale of All-American Golf of $1.25 million.

Financing activities in 1998 provided cash of approximately $9.2 million. This resulted from proceeds of the previously described loans and notes and proceeds from the sale of the Callaway Golf Center offset by the repayment of the $668,000 bank line of credit and $400,000 in notes payable. In the 1997 period, approximately $0.9 million of cash was provided which was offset by repayment of bank line of credit and various notes.

Cash flows from operations in 1998 will be limited to those generated by the remaining one Company-owned retail store, and therefore may be negligible until the commencement of operations at the All-American SportPark which is expected to occur in August 1998.

DISCONTINUED OPERATIONS

On February 26, 1997, the Company and SAGC sold certain assets and transferred certain liabilities to an unrelated buyer. The total consideration received was approximately $5.3 million of which approximately $2.76 million was allocated to the Company. Specifically, the Company sold all of its interest in its franchise business, including its rights under agreements with franchisees, the rights to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the two companies. The sale of all assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying condensed consolidated financial statements.

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, a California limited liability company to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 and loaned the LLC $5.25 million for the remaining 20% of the membership units (the "Callaway loan").

The Callaway loan bears interest at a rate of 10 percent per annum with monthly interest payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). All-American Golf was unable to make the interest payments due and, accordingly, on March 18, 1998, entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts which Callaway had loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until that it has secured all rights necessary to operate the Callaway Golf Center, of which $250,000 was collected by June 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

         (a)  Exhibits.

EXHIBIT
NUMBER      DESCRIPTION                               LOCATION

27          Financial Data Schedule                   Filed herewith
                                                      electronically

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date: August 12, 1998            By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                             METHOD OF FILING
-------                                      -----------------------------
27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically