Form 10QSB
period 1998-09-30
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1998-11-13
CIK 793044

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1998




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

                            Yes X             No___

As of November 13, 1998, 8,135,097 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX

                                                                Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3

         Unaudited Condensed Consolidated Statements of
         Operations                                              5

         Unaudited Condensed Consolidated Statements of
         Cash Flows                                              8

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     18



Part II: Other Information

Item 1.  Legal Proceedings                                       22

Item 2.  Changes in Securities                                   22

Item 3.  Defaults Upon Senior Securities                         22

Item 4.  Submission of Matters to a Vote of Security Holders     22

Item 5.  Other Information                                       22

Item 6.  Exhibits and Reports on Form 8-K                        22

         Signatures                                              23

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                          September 30,      December 31,
                                             1998               1997
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $    92,200       $   384,000
  Accounts receivable                       2,469,400            20,000
  Inventories                                 715,800           479,000
  Due from Affiliated Store                    42,200           161,000
  Due from officer                               -                3,000
  Due from related entity                        -              565,000
  Prepaid expenses and other                  121,500             3,000
                                          -----------        -----------
    Total current assets                    3,441,100         1,615,000

Leasehold improvements and equipment, net     287,200           310,000

Project development costs                  22,886,800         7,850,000

Other long term receivables                   234,200           227,000

Deposit for land lease                        282,400           434,000

Other assets                                  102,900            96,000

Net assets of discontinued operations            -            3,250,000
                                          -----------       -----------
     Total Assets                         $27,234,600       $13,782,000
                                          ===========       ===========




















The accompanying notes are an integral part of these condensed consolidated financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,      December 31,
                                             1998               1997
                                          -----------        -----------
                                          (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                     $      -           $   668,000
  Current portion of notes payable            420,000            500,000
  Current portion of obligations under
    capital leases                             14,100             22,000
  Accounts payable and accrued
    expenses                                2,375,300          1,414,000
  Due to Affiliated Store                     767,100            279,000
                                           ----------         ----------
    Total current liabilities               3,576,500          2,883,000

Note payable to shareholder
 and related entities                       1,968,700            600,000

Long-term portion of notes payable         13,080,000               -

Obligations under capital leases, net
   of current portion                          21,300             32,000

Deferred income                               519,200            517,000

Deferred tax liability                        743,000            743,000

Preferred stock of subsidiary               5,000,000          5,000,000

Minority interest                             707,900          1,625,000

SHAREHOLDERS' EQUITY:
 Convertible, Preferred Stock, Series A,
   no par value; 5,000,000 shares
   authorized; no shares issued and
   outstanding at September 30, 1998
   and December 31, 1997                         -                  -
 Common stock, no par value;
   15,000,000 shares authorized;
   5,831,807 shares issued and
   outstanding at September 30, 1998
   and December 31, 1997                    3,876,000          3,876,000
 Accumulated deficit                       (2,258,000)        (1,494,000)
                                           ----------         ----------
     Total shareholders' equity             1,618,000          2,382,000
                                           ----------         ----------
                                          $27,234,600        $13,782,000
                                          ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                               For the Three Months
                                                Ended September 30,
                                              1998              1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $  555,700         $  825,000
  Royalties                                    5,800              6,000
  Other                                          600              1,000
                                          ----------         ----------
    Total revenues                           562,100            832,000
                                          ----------         ----------

OPERATING EXPENSES:
  Retail cost of sales                       433,700            652,000
  Selling, general and administrative        912,900            324,000
  Depreciation                                13,500               -
  SportPark development costs                   -                  -
                                          ----------         ----------
    Total operating expenses               1,360,100            976,000
                                          ----------         ----------
OPERATING LOSS                              (798,000)          (144,000)

   Interest expense (income), net             16,800            (45,000)
                                          ----------         ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                        (814,800)           (99,000)

PROVISION (BENEFIT) FOR INCOME TAXES            -                  -
                                          ----------         ----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                 (814,800)           (99,000)

Minority interest                             77,500             41,000
                                          ----------         ----------
NET LOSS                                  $ (737,300)        $  (58,000)
                                          ==========         ==========


EARNINGS PER SHARE:

Basic and Diluted earnings (loss) from
  continuing operations                   $     (.13)        $     (.01)
Basic and Diluted earnings (loss) from
  net (income/loss) per Share             $     (.13)        $     (.01)





The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                                 For the Nine Months
                                                 Ended September 30,
                                              1998               1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Net merchandise sales                   $ 2,187,700        $ 3,103,000
  Royalties                                    18,800             18,000
  Other                                        46,600             62,000
                                          -----------        -----------
    Total revenues                          2,253,100          3,183,000
                                          -----------        -----------
OPERATING EXPENSES:
  Cost of sales                             1,686,700          2,204,000
  Selling, general and administrative       2,886,900          1,492,000
  Depreciation                                 32,600              -
  SportPark development costs                    -               156,000
                                          -----------        -----------
    Total operating expenses                4,606,200          3,852,000
                                          -----------        -----------
OPERATING LOSS                             (2,353,100)          (669,000)

Interest expense (income), net                 15,100           (212,000)
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                       (2,368,200)          (457,000)
PROVISION (BENEFIT) FOR INCOME TAXES             -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST                       (2,368,200)          (457,000)

Minority Interest                             713,200           (557,000)
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS            (1,655,000)        (1,014,000)
DISCONTINUED OPERATIONS:
  Income (loss) from operations of
    discontinued franchise and
    wholesale operations                         -              (159,000)
  Gain on disposal of franchised
    wholesale operations (less
    applicable income taxes of $575,000)         -             2,954,000
   Loss from operations of the
     All-American Golf, LLC, net minority
     interest share of $102,000              (203,000)             -
   Gain on disposal of investment in
     All-American Golf, LLC, net of
     minority interest share of $545,000    1,094,000              -
                                          -----------        -----------
   Total discontinued operations              891,000          2,795,000
                                          -----------        -----------
NET INCOME (LOSS)                          $ (764,000)       $ 1,781,000
                                          ===========        ===========

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF OPERATIONS

                                                For the Nine Months
                                                 Ended September 30,
                                                  1998          1997
                                              ----------   ----------
EARNINGS PER SHARE:

Basic and Diluted earnings (loss) from
  continuing operations                      $     (.28)    $   (.17)

Basic and Diluted earnings (loss) from
  discontinuing operations                   $      .15     $    .48

Basic and Diluted earnings (loss) from
  net (income/loss) per Share                $     (.13)    $    .31





































The accompanying notes are an integral part of these condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                  Ended September 30,
                                                1998               1997
                                            -----------        -----------
                                            (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ (764,000)       $ 1,781,000

  Adjustments to reconcile net
   income (loss) to net cash provided
   (used)by operating activities:
    Minority interest                         (917,100)         (557,000)
    Depreciation and amortization              184,200            24,000
    Gain on sale of franchise and
      wholesale operations                        -           (3,529,000)
    Gain on disposal of investment in the
      Callaway Golf Center                  (1,094,000)             -
  (Increase) decrease in:
    Accounts receivable                     (2,449,400)           18,000
    Inventories                               (236,800)        2,375,000
    Prepaid expenses and other assets         (125,400)           81,000
    Other assets                                                 150,000
  Increase (decrease) in:
    Preopening costs                               -            (386,000)
    Accounts payable and accrued expenses      961,300        (1,378,000)
    Deferred income                              2,200           (63,000)
    Due from officers                            3,000              -
    Income tax payable                            -              137,000
    Deferred income                               -               52,000
                                            ----------        ----------
Net cash used by operating
  activities                                (4,436,000)       (1,295,000)
                                            ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                (15,036,800)      (11,554,000)
  Leasehold improvement expenditures            69,500          (136,000)
  Proceeds from sale of All-American
    Golf, LLC                                 1,250,000         4,550,000
  Other long term receivables                    7,200              -
                                           -----------        ----------
Net cash flows used in investing
  Activities                               (13,710,100)       (7,140,000)
                                           -----------        ----------

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED
                         STATEMENTS OF CASH FLOWS
                               (CONTINUED)

                                                  For the Nine Months
                                                  Ended September 30,
                                                1998               1997
                                             -----------        -----------
                                             (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on bank line of credit, net         (668,000)          (398,000)
  Proceeds from notes payable                16,500,000          3,937,000
  Payments on notes payable                    (500,000)              -
  Proceeds from note payable to shareholder   1,050,000               -
  Payments on note payable to shareholder      (400,000)          (631,000)
  (Increase) decrease in amounts due to
    Affiliate Store and Related Entities      1,171,900               -
  Proceeds from note payable to
    related entity                              805,000               -
  Payments on note payable to related entity    (86,000)              -
  Payments on capital lease obligations         (18,600)              -
  Payments on long-term debts                      -              (20,000)
  Proceeds from minority interest in
    Callaway Golf Center                           -               750,000
                                             ----------         ----------
Net cash provided by financing activities    17,854,300          3,638,000
                                             ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (291,800)         4,797,000

CASH AND CASH EQUIVALENTS
 -Beginning of period                           384,000          6,457,000
                                             ----------         ----------
CASH AND CASH EQUIVALENTS - End of period    $   92,200         $6,491,000
                                             ==========         ==========

                                                  For the Nine Months
                                                   Ended September 30,
                                                  1998               1997
                                              -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash payments made for interest              $   262,898        $     -


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable                  $ 3,000,000              -



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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and six months ended September 30, 1998 and 1997, respectively, have been made.

Certain reclassifications have been made to previously reported amounts to conform them to current classifications.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the development and operation of sport-oriented theme parks under the name "All-American SportPark". The sport and entertainment activities are primarily featured in the SportPark's four major attractions:
ALL-AMERICAN SPORTPARK PAVILION, MAJOR LEAGUE BASEBALL SLUGGER STADIUM, NASCAR SPEEDPARK AND ALLSPORT ARENA.

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

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC"), to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 for the remaining 20% of the membership units and loaned the LLC $5.25 million (the "Callaway loan").

The Callaway loan bore interest at a rate of 10% per annum with monthly interest payments commencing 60 days after the opening of the golf center on October 1, 1997. All-American Golf was unable to make the scheduled interest payments for 1997 and 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts which Callaway had loaned to the Company in March 1998, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until it has secured all rights necessary to operate the Callaway Golf Center, of which all was collected by September 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company.

Results of operations of All-American Golf through its disposal date have been presented as Discontinued Operations in the unaudited condensed consolidated statements of operations and were as follows for six months ended June 30, 1998.

                                              Six months
                                          Ended June 30, 1998
                                          -------------------
    Revenues                                  $  725,000
                                              ----------
      Expenses:
      Cost of revenue                            716,000
      Depreciation and amortization              169,000
      Amortization of preopening costs            33,000
      Interest expense                           188,000
                                              ----------
           Total expenses                      1,106,000
                                              ----------
      Net loss before minority interest         (381,000)

      Minority interest in net loss               76,000
                                              ----------
      Net loss                                 $(305,000)
                                               ==========

Assets and liabilities of All-American Golf consisted of the following on December 31, 1997:

    CURRENT ASSETS:
      Cash and cash equivalents              $    45,000
      Accounts receivable, net                    58,000
      Due from Affiliated Store                   33,000
      Prepaid expenses and other                  28,000
      Preopening costs                           100,000
                                             -----------
            Total current assets                 264,000

      Leasehold improvements and
        equipment, net                         9,841,000
                                             -----------
      Total assets                            10,105,000
                                             -----------
      CURRENT LIABILITIES:
      Current portion of obligations              65,000
         under capital leases
      Accounts payable and accrued expenses      769,000
      Due to Affiliated Store                     21,000
      Due to Related Entities                    565,000
                                             -----------
            Total current liabilities          1,420,000
                                             -----------
      LONG TERM LIABILITIES:
      Obligation under capital leases, net       185,000
         of current portion
      Note payable                             5,250,000
                                             -----------
            Total long term liabilities        5,435,000
                                             -----------
            Total liabilities                  6,855,000
                                             -----------
Net assets of discontinued operations        $ 3,250,000
                                             ===========

The Company recorded a gain of $1,094,000, net of minority interest on the disposal of its 80% interest in the LLC.

3.  PROPOSED MERGER WITH SAINT ANDREWS GOLF CORPORATION

On January 20, 1998, the officers of LVDG and SAGC executed a merger agreement pursuant to which SAGC would possibly merge with and into LVDG which, if it occurred, is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC could cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

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

In October 1998 the proposed merger was canceled.  See "Subsequent Event".

4.  GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses before minority interest of $2,368,200 1,661,000 and $457,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Additionally, as of September 30, 1998 the Company had negative working capital of approximately $135,400. The Company has entered into several short-term financing transactions as noted below in order to fund on-going operating cash requirements as well as the continuing construction of the All-American SportPark. Additionally, the Company sold its golf distribution business to an unrelated third party on February 26, 1997 and realized a gain of $2,954,000 on that sale. The Company also sold its 80% ownership interest in All-American Golf to the Callaway Golf Company on May 5, 1998 and realized a gain on the sale of $1,094,000, net of minority interest. Cash proceeds from these transactions increased the Company's working capital which financed operations and were invested in the All-American SportPark.

On January 26, April 2, April 23, May 28, and June 12, 1998 the Company's chairman and majority shareholder loaned SAGC $200,000, $400,000, $200,000, $150,000 and $100,000 respectively for a total of $1,050,000. The loans are due in 2001 and bear interest at a rate of 10% per annum. The loan balance from prior year loans from the chairman was $600,000. As of September 30, 1998, loans to related entities totaled $718,700.

In February 5, 1998 and May 14, 1998 SAGC secured a $5.0 million short-term bank loan bearing interest at a rate of 10% per annum. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998.

On May 7, 1998, SAGC received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to SAGC for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas and required a commitment fee of $180,000. On June 9, 1998 the Company was informed by the Lender that they were unable to meet their stated commitment. The Company is currently evaluating its options for obtaining a refund of the commitment fee and other expenses paid to First Connecticut Consulting Group, Inc. as well as recovery of damages to the Company.

On September 15, 1998 SAGC completed a $13,500,000 secured loan with Nevada State Bank in conjunction with a $2,500,000 equity infusion from the ASI Group, LLC (See "Subsequent Events"). The loan is for 15 years and bears interest in 1998 of 9.38% for the first year and 4% above LIBOR thereafter. The loan is secured by all the assets of the Company and personal guarantees of the Company President, CEO and SAGC's President. Approximately $2,100,000 of the Accounts Receivable of $2,469,400 at September 30, 1998 was monies owed SAGC per terms of the loan agreement.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Basic loss per share from continuing operations, discontinued operations and basic net income (loss) per share for the three and nine months ended September 30, 1998 and 1997, are computed by dividing the loss from continuing operations, the gain on discontinued operations and net income (loss), by the weighted average number of shares of common stock outstanding during the respective periods presented. As required by generally accepted accounting principles, and because the Company has incurred losses from continuing operations for all periods presented, there is no effect of potentially issuable dilutive securities. Accordingly, diluted loss per share from continuing operations, diluted discontinued operations and diluted net income
(loss) per share is equal to basic loss per share from continuing operations, basic discontinued operations and basic net income (loss) per share, respectively, for all periods presented. The weighted average number of shares of common stock outstanding used in the earnings per share calculation for all periods presented is 5,831,807 shares.

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

The Affiliated Store that operates in Las Vegas, Nevada is not a Company franchise and is not a franchise of SAGC. As a result, prior to February 26, 1997 when the franchise system was sold, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. The Affiliated Store at that time also benefited from SAGC's activities, including any local and national advertising conducted by SAGC. The Affiliated Store and the Company owned store shared advertising costs equally in the Las Vegas market area. Sales of merchandise made to the Affiliated Store are recorded at the Company's cost and totaled $87,000 and $115,000 for the nine months ended September 30, 1998 and 1997, respectively. In 1997 and 1998 the chairman of the board has lent the company $1,968,700.

7.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the final phase of construction related to the All-American SportPark. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in October 1998 utilizing proceeds from the $13.5 million bank loan and the $2.5 million equity infusion (See "Subsequent Event"). Capitalized project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $22,886,800 as of September 30, 1998. These costs consist primarily of $20,052,900 in buildings and land improvements, and $2,225,600 in furniture and equipment and $608,300 in capitalized interest costs during construction. Additional costs relating to the project have been expensed and include a loan deposit of $339,000, and $784,000 and $1,200,000 of pre-opening development expensed in 1997 and the first nine months of 1998, respectively.

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

In December 1994, SAGC entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, SAGC holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States. and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, SAGC agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, SAGC must pay $50,000 during such year. SAGC has made the payments required license payments for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, SAGC is required to pay to MLB a royalty based on the revenue from the batting cages. of the greater of (I) six and one-quarter percent (6.25%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex. SAGC's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Under the agreement, he is to receive 1% of the net profits of each SpeedPark and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year. provide for an annual fee.

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

The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999, the license for that site would continue until December 31, 2003. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

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

In September 1997, SAGC entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center will be paid to All-American Golf LLC and all other rents will be paid to the Company. Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by the SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. SAGC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

In September 1998, SAGC entered into a revenue sharing tenant agreement with NAMCO Cybertainment Inc. to provide arcade, video games and multi-sport simulation attractions. NAMCO is the world's largest operator of video arcades. The lease term is for 6 years commencing on the date of opening of the amusement center.

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

10.  SUBSEQUENT EVENT

On October 19, 1998 the Company purchased from SAGC an additional 250,000 shares of Series B convertible Preferred Stock for $2,500,000 at $10 per share. Simultaneously the Company sold 2,303,290 shares of its common stock to ASI Group, LLC for $2,500,000 or $1.085 per share. ASI is an investment group headed by Andre Agassi and Sunbelt Communications Inc. Through its investment, the Agassi/Sunbelt Group has become a strategic partner with the company and plans to utilize its considerable experience in sports and marketing to assist in the development and expansion of the All-American SportPark program.

In October 1998 the proposed merger was canceled by the Board of Directors of both companies because of significant changes in the capital structure of both companies. These changes included the sale of 2,303,290 shares of common stock of the Company, the sale of 250,000 shares of Series B Convertible Preferred Stock for $2,500,000 by SAGC to LVDG, and the assumption of $13.5 million of secured debt by the SAGC. The time and expense of obtaining a new independent valuation report and completing the shareholder approval process outweighed the perceived benefits of the merger at this time.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. The Rainbow Store revenues decreased to $555,700 in 1998 from $825,000 in 1997. The decrease of $269,300 in revenues is related to the soft industry conditions in the golf retail business.

COST OF REVENUE. Retail cost of sales decreased by $218,300 to $433,700 in 1998 because of the lower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses related to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs.
The $588,900 increase in 1998 to $912,900 from 1997 is attributable to $395,000 of pre-opening development costs relating to the All-American SportPark which were expensed and higher legal costs associated with obtaining financing for the completion of the All-American SportPark, which were paid by the Company.

INTEREST EXPENSE. Net interest expense was $146,000 in 1998 compared to net interest income of $98,000 in 1997. Net interest expense in 1998 primarily represents interest expense on the $6.3 million notes to Nevada State Bank and the Company's president. 1997 net interest income resulted from interest earned on cash balances.

INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits.

NET LOSS. The loss from continuing operations for 1998 was $737,300 compared to a loss of $58,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark". including high selling, general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES. Revenues decreased to $2.3 million in 1998 from $3.2 million in 1997. Revenues for Rainbow store decreased by $915,300 to $2,187,700 due to the sale of the golf distribution business in February 1997 and soft industry conditions in 1998 in the golf retail business. Other income decreased to $46,600 in 1998 versus $62,000 in 1997 due primarily to an insurance reimbursement in 1997.

COST OF REVENUE. Retail cost of sales decreased by $517,300 to $1,686,700 in 1998. This is due primarily to a decrease in cost of sales at the Rainbow store in 1998 and decrease of $414,000 due to the sale of the franchise operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses related to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. The $1,394,900 increase in 1998 from 1997 is attributable to $1,178,140 of pre-opening development costs relating to the All-American SportPark which were expensed and higher legal and financing costs associated with obtaining financing for the completion of the All-American SportPark, which were paid by the Company.

INTEREST EXPENSE. Net interest expense was $214,000 in 1998 compared to net interest income of $167,000 in 1997. Net interest expense in 1998 primarily represents net interest expense on the $6.3 million notes to Nevada State Bank and the Company's president. 1997 net interest income resulted from interest earned on cash balances.

INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits. Income taxes of $575,000 relating to the Company's sale of its franchise operations during 1997 were offset against the gain on disposal of the discontinued operations.

NET LOSS. The loss from continuing operations for 1998 was $1,655,000 compared to a loss of $1,014,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark".

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998 the Company had negative working capital of $135,400 compared to negative working capital of $1,268,000 at December 31, 1997 and negative working capital of $10.2 million on June 30, 1998. On September 18, 1997 SAGC began to receive proceeds from its $13.5 million bank loan from Nevada State Bank. Monies were mostly employed to complete the SportPark, project development costs increased from $19.8 million on June 30, 1998 to $22.9 million on September 30, 1998, and to pay off short-term bank loans of $5.0 million.

Total current liabilities of $3.6 million including $2.3 million of payables, are planned to be primarily serviced from current assets of $3.4 million. Current assets include $2.1 million of monies due from the bank loan.

There are no planned major capital expenditures at the SportPark which opened on a limited basis on October 9, 1998, although there could be minor investments to upgrade current facilities. Any major capital expenditure at the SportPark for the near term would require funding from outside sources.

Since the SportPark is in a start-up mode it is anticipated that the Company could experience negative cash flow for the remainder of the year. These cash deficiencies are intended to be funded from proceeds of the $2.5 million equity infusion that occurred October 19,1998 in addition to various sponsorship fees and key money from tenants which are scheduled, and tax refunds and other adjustments due the Company. In addition a portion of short term obligations due to related and affiliated entities may be partially extended as required.

The Rainbow Store is anticipated to be profitable and make a positive contribution to cash flow in the fourth quarter aided by an increase in business from holiday sales.

During the nine months ended September 30, 1998, operating activities used approximately $4.4 million cash in comparison to approximately $1.3 million used in the comparable 1997 period.

Cash used in investing activities totaled approximately $13.7 million during the nine months ended September 30, 1998 as the Company continued construction of the All-American SportPark with an investment of approximately $15 million. The investment in the SportPark totaled $11.6 million during the comparable period in 1997. 1998 proceeds from investing activities includes $1.25 million from the sale of All-American Golf. 1997 proceeds for investing activities includes $4.6 million in proceeds from the sale of the Company's franchise and wholesale business.

Financing activities in 1998 provided cash of approximately $17.9 million. This resulted from the previously described loans and notes and proceeds from the sale of the Callaway Golf Center, offset by the repayment of the $688,000 bank line of credit and $486,200 note payable.

The Company's anticipated sources of working capital are its current cash balance and future cash flows from operation of the All-American SportPark which begin operations on October 9, 1998.

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

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts which Callaway had loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until that it has secured all rights necessary to operate the Callaway Golf Center, of which $250,000 was collected by June 30, 1998 and $250,000 by September 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,094,000, net of minority interest, on the disposal of its 80% interest in All-American Golf.

YEAR 2000 COMPLIANCE

The company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. Management has been advised by the vendors of the various systems that they are all year 2000 compliant.

The company may also be vulnerable to the failure of other companies to be year 2000 compliant. The company has just recently commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant customers. The company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' year 2000 compliance programs and status in the fourth quarter of

1998 and the first quarter of 1998. The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or suppliers are not prepared for the year 2000, but the Company intends to complete this process by June 30, 1999.

Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third parties which the Company relies on, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material adverse impact on the Company's results of operations, but the Company believes that with the implementation of its new computer system and completion of its assessment of its vendors and suppliers, the possibility of significant interruptions of normal operations should be reduced.


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                       LOCATION

27        Financial Data                    Filed herewith
          Schedule                          electronically


       (b) Reports on Form 8-K. None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

Date: November 13, 1998            By:/s/ Voss Boreta
                                    Voss Boreta, President and Chief
                                    Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                      -----------------------------
27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically