Form 10KSB
period 1998-12-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1999-04-28
CIK 793044

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1998

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

    5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada 89118
    ------------------------------------------------------------------
       (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                               (Title of Class)

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

State Issuer's revenues for its most recent fiscal year:  $4,545,000.

As of March 1, 1999, 8,135,097 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $3.0 million.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     Las Vegas Discount Golf & Tennis, Inc. (the "Company") presently (1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns two-thirds of the outstanding shares of common stock and one-third of the Convertible Preferred Stock of All-American SportPark, Inc. ("AASP"). The Company's ownership position in AASP represents the Company's largest asset and the financial results of AASP have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this report contains much disclosure about AASP and its business, readers should keep in mind that AASP operates as a separate company with its own management. For further information on AASP, please see All-American SportPark's Form 10-KSB.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta as an affiliated store of the Company (the "Affiliated Store"), subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept through its AASP subsidiary and commenced the sale of franchises.

     All-American SportPark, Inc. ("AASP") is a Nevada corporation, which was incorporated on March 6, 1984, under the name "Sporting Life, Inc.". AASP's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998.

     Beginning in late 1989, the Company began to implement its business strategy of promoting retail sales at franchised stores rather than through mail order, and mail order sales declined. In July, 1990, the Company discontinued all direct mail order sales.

     In 1990, the Company opened its first company-owned store in Las Vegas, which served as a showcase and training center for franchisees. In 1993, the Company opened a second store in the Los Angeles, California area, and during 1995 the Company opened a store in the Westwood area of Los Angeles and a store in Encino, California.

     In addition to its ownership of AASP, the Company also has a wholly-owned subsidiary, Las Vegas Discount Golf & Tennis Rainbow, Inc., which operates the company-owned store in Las Vegas, Nevada. Unless the context indicates otherwise, all references to the Company includes the business of Las Vegas Discount Golf & Tennis, Inc. and these wholly owned subsidiaries from the dates of their organization.

     The AASP subsidiary operated the business of franchising "Las Vegas Discount Golf & Tennis" stores and has developed a concept for and has currently constructed a sports-oriented theme park, as described below. AASP was a wholly owned subsidiary of the Company until December 1994 when AASP completed an initial public offering of its securities. The net proceeds to AASP from this public offering were approximately $3,686,000.

     On December 16, 1996, the Company and All-American SportPark, Inc. ("AASP") entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to dispose of all but one of the Company-owned retail stores, all wholesale operations and the entire franchising business of AASP.

     On February 26, 1997, the Company and AASP completed this transaction, and as a result the Company's operations, assets and liabilities now consist of one retail store and, through its ownership of AASP, the development and operation of "All-American SportParks".

     The total price for the sale of the golf distribution system was $5,354,287 of which $4,600,000 was paid in cash, $264,176 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635 was withheld for accrued vacation liabilities.
Of the total purchase price, $2,603,787 was allocated to the Company and $2,750,500 was allocated to AASP.

     In connection with the sale of the above-described assets AASP and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at SportPark and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of the Company, Ron Boreta, the President of AASP, and John Boreta, a principal shareholder of the Company, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

     During 1997 the AASP and the Callaway Golf Company ("Callaway") formed All-American Golf Center, LLC (the "LLC") to construct, manage and operate the "Callaway Golf Center[TM]", a premium golf facility at the site of the All-American SportPark. AASP contributed equity capital of $3,000,000 for 80% of the membership units and Callaway Golf contributed equity capital of $750,000 and loaned the LLC $5.25 million at a rate of ten percent per annum.

     On May 5, 1998, AASP sold its 80% equity interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to AASP in March and April 1998 and related accrued interest. Callaway Golf retained $500,000 of the consideration until it secured all rights to operate the Callaway Golf Center[TM] which was completed on September 30, 1998. AASP resigned as manager of the LLC and received a buy back option to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest.

     On December 31, 1998, AASP purchased all the assets, subject to certain liabilities, of All-American Golf LLC. As consideration, AASP paid Active Media Services $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a ten-year period without interest. In turn, Active Media Services delivered a trade credit of $4,000,000 to Callaway Golf.

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada 89118. It plans to move in the second quarter of 1999 to 6730 Las Vegas Boulevard South, Las Vegas, Nevada 89119. Its telephone number is (702) 798-7777.

                          PROPOSED MERGER WITH AASP

GENERAL

     On January 20, 1998, the officers of the Company and AASP executed a merger agreement pursuant to which AASP would merge with and into the Company. As a result, the separate corporate existence of AASP would cease and the
Company would continue as the surviving corporation of the merger.   In
November 1998 the proposed merger was cancelled by the Board of Directors of both companies. Significant changes in capital structure which occurred at both companies would require a new independent valuation report and shareholder approval process which time and expense was deemed to outweigh the anticipated benefits of merger at this time.

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

     Golf merchandise includes golf apparel, clubs, shoes, balls, bags and a range of accessories including caps, tees and golf instruction videotapes. The merchandise is sold under nationally known name brands and equipment such as St. Andrews, Callaway, Spaulding, Wilson, Mac Gregor, Titleist, Taylor Made, Ping, Dunlop, Yamaha, and others.

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


           BUSINESS OF THE COMPANY'S ALL-AMERICAN SPORTPARK SUBSIDIARY

                            SPORTPARK LAS VEGAS, INC.
                            DBA ALL-AMERICAN SPORTPARK

     AASP has developed a concept for family-oriented sports theme parks named "All-American SportPark". The first SporPark was completed on October 9,
1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which are; the Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball
Slugger Stadium, NASCAR SpeedPark and All-Sport Arena.

     On July 12, 1996, AASP entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which AASP developed its first All-American SportPark. The property is located south of the Mandalay Bay Hotel on "The Strip" and borders the new I-215 Loop around the City of Las Vegas. The land is adjacent to McCarran International Airport.

     On June 20, 1997, the lessor of the 65 acre tract agreed with AASP to cancel the original lease and replace it with two separate leases: one lease with All- American Golf LLC, which covers the 41 acres where the Callaway Golf Center[TM] is located; and the second lease with AASP which covers the 24 acres where the Sports Entertainment Complex is located.

     Both leases are very similar in structure. They are both fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened. The other lease commenced on February 1, 1998.

     In April 1997, AASP broke ground on the Callaway Golf Center[TM], and opened it to the public on October 1, 1997. The remainder of the All-American SportPark opened on a limited basis on October 9, 1998.

FEATURE ATTRACTIONS

     CALLAWAY GOLF CENTER[TM]. In June 1997, AASP completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All-American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-one (41) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas Boulevard in Las Vegas. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse, an advanced state of the golf swing analyzing system, a retail store, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by AASP and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. AASP contributed the value of expenses incurred by the AASP relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten-year term and bore interest at ten percent. The principal was due in 60 equal monthly payments commencing five years after the golf center opened. Additional payments of principal were required under certain conditions if the LLC was making cash distributions to its owners before the loan had been repaid. The loan could also be repaid without penalty at any time.

     The LLC had executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf had the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000.

     On May 5, 1998, pursuant to the terms of a Purchase and Sale Agreement between AASP and Callaway Golf, AASP sold its 80% membership interest in the LLC to Callaway Golf for $1,500,000 in cash and the forgiveness of a $3,000,000 collaterilized note, including the interest thereon, owed to Callaway by AASP. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it had obtained all of the rights necessary to operate the Callaway Golf Center[TM] which was completed on September 30, 1998. In connection with the sale of the membership interest, AASP resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center[TM] in Clark County, Nevada for a period of two years.

     As a result of the sale of its interest in the LLC, AASP had no ownership of the Callaway Golf Center[TM] until the end of 1998 as described in the following paragraph, and the Callaway Golf Center[TM] was operated separately from the All-American Sport Park. However, AASP had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. This transaction was completed in order to improve AASP's financial condition which in turn improved AASP's ability to complete the financing needed for the final construction stage of the All-American SportPark and for the business activities going forward.

     On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of All-American Golf LLC which managed and operated the Callaway Golf Center[TM], a premier facility adjacent to the Company's All-American SportPark in Las Vegas, Nevada. Under terms of the asset purchase agreement, the consideration paid by the Company consisted of payment to Active Media Services of $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over 10 years without interest. In turn, Active Media Services delivered a trade credit of $4,000,000 to Callaway Golf.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training. AASP has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, AASP also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League

Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium, which attempts to duplicate a major league experience for its patrons. Unlike batting cages, which are the normal industry standard, AASP's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League experience is authentic turnstiles, classic ballpark food and beverage concessions and baseball memorabilia. In the advanced planning stage are planned electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes. See "Agreement with Major League Baseball" below.

     NASCAR SPEEDPARK. AASP has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that AASP has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999. Under the terms of the agreement, if AASP opened the Las Vegas site by March 1, 1998, the license for that site would continue until December 31, 2003; and if AASP opened the Southern California site by March 1, 1999, the license for that site would continue until December 31, 2003. NASCAR has verbally agreed to extend both deadlines for the Las Vegas SportPark. AASP is planning to meet with NASCAR in early 1999 to renegotiate its entire agreement with NASCAR.

     As consideration for the license, AASP has agreed to pay a fee of $25,000 plus $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, AASP has agreed to pay NASCAR a royalty from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark includes three tracks to accommodate three styles of racing: family, adult and junior tracks. The family go-kart track is a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track is a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks are comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience. Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage will compete on the three tracks. The cars are various scale versions of NASCAR replicas, and replicas of Track Stock Cars that fit each of the three tracks.

     In May 1996, AASP entered into an agreement with Jeff Gordon, the 1997 and 1998 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement; Mr. Gordon was also granted options under AASP's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to AASP, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion includes a multi-purpose sports arena (the "AllSport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Company and tenant operated sports activities including the "Boston Garden Experience" Restaurant & Bar, Putting Experience, Time Out Arcade[TM], Rockreation[TM] Sport Climbing Wall, Field of Dreams[TM] Gift Shop and All-American SportPark Logo Shop[TM].

     ALLSPORT ARENA. This space can be used to accommodate indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, cultural and civic special events, and annual super bowl parties which coincide with internationally broadcasted major sporting events, music and entertainment events. It includes a giant video display and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it accommodates the core business use for in-line skaters who are able to skate to an entertaining multimedia light and sound performance.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, AASP entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of AASP's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, AASP holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, AASP agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened; AASP must pay $50,000 during such year. AASP has made the payments required for 1995, 1996 and 1997 and expects to make the 1998 payment in early 1999. In addition to and as an offset against the minimum payments set out above, AASP is required to pay to MLB a royalty based on the revenue from the batting cages. AASP is meeting with "MLB" in early 1999 to renegotiate its licensing agreement.

     AASP's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, AASP entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to all non-alcoholic beverage products, except for certain specialty tenants which may use their products such as Starbucks Coffee Shop, and a few other minor exceptions, in exchange for an annual fee and advertising support expenditures. In addition, the agreement provides that Pepsi will have specified signage rights and the multipurpose arena will be named the AllSport Arena after Pepsi's Allsport drink product. In addition, the agreement provides that Pepsi will provide, without charge, all equipment needed to dispense its products at the SporkPark.

     The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi.

     In consideration for the above rights, Pepsi agreed to pay AASP a fixed payment when any portion of the SportPark was officially opened; an additional payment when the SportPark is 100% completed and all attractions are accessible by the public; and make additional comparable payments on an annual basis for the remaining term of the agreement. The sponsorship agreement will terminate five years after the SportPark is 100% completed, unless earlier terminated as provided in the agreement. Pepsi is current in its payments per the terms of the agreement.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center[TM] during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center[TM] will be paid to AASP and its All-American Golf LLC subsidiary.

     Sportservice invested approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Boston Garden, the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP. AASP was paid $100,000 for this right of first refusal. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million. AASP has not yet audited the Delaware North investment to determine monies due, if any.

     The agreement has a number of other terms and conditions including a requirement that AASP must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

LIABILITY INSURANCE

     AASP purchased a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance it will be sufficient to cover all future claims.

MARKETING

     The primary marketing program for AASP in 1999 is to attract customers and build revenues at the Las Vegas All-American SportPark. Numerous programs to generate revenue from the local and tourist and convention markets are in place. A group of marketing individuals have been hired and trained to call upon specific market segments. Considerable sales and marketing brochures and other sales support items have been prepared and distributed. Management expects considerable increases in traffic and revenues beginning in this year's peak season which is the second and third quarters of 1999.

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

     The Callaway Golf Center[TM] which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas and can also be included in the SportPark opportunities described above or as a stand-alone business.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management plans to develop the concept to include installations alongside Superspeedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand-alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums.

     AASP's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas could require considerably more financial resources than the Company presently has and more management and human resources than presently exist at AASP.

COMPETITION

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

     The Company also competes with entities engaged in the sale of similar merchandise by telephone and mail order sales. The largest telephone and mail order competitor which advertises through catalogs is much larger and has greater financial resources than does the Company. Major competitors that advertise through national magazine advertisements are Nevada Bob's Discount Golf & Tennis and Edwin Watts.

     Principal competitive factors faced by the Company in the sale of merchandise generally are price, quality, personal service, merchandise, convenience, and customer loyalty. The Company believes that the prices of the merchandise it offers are generally below those offered by non-discount retail outlets.

     SPORTPARK SEGMENT. Any SportParks built by AASP will compete with any other family/sports attractions in the city where the SportPark is located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. AASP will be relying on the combination of active user participation in the sports activities and competitive pricing to encourage visitors and patrons.

TRADE NAMES AND TRADEMARKS

     AASP has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company intends to maintain the integrity of the trademarks, other proprietory names and marks against unauthorized use. The Company has also filed "intent to use" trademark applications with regard to the "St. Andrews" name and related designs with respect to men's and women's clothing and certain golf equipment and accessories.

     The trademarks "Las Vegas Discount Golf & Tennis" and "St. Andrews" on golf clubs and golf bags are registered on the principal register of the United States Patent and Trademark Office as well as in Canada and in the State of Nevada. Management of AASP also believes that it and/or the Company have developed proprietary rights to the name "Birdie Golf". In February 1997, the rights to the trademarks "Las Vegas Discount Golf & Tennis" and "Birdie Golf" were assigned to the purchaser in the sale of assets transaction.

     The purchaser of the assets granted back to Boreta Enterprises, Ltd. a perpetual license to use the name Las Vegas Discount Golf & Tennis for retail equipment stores in the State of Nevada, south of a line between Pahrump, Nevada and Mesquite, Nevada, except for Summerlin area of Las Vegas, Nevada.

     During September 1997, AASP agreed to sell its rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 two year promissory note since AASP had committed all of its efforts to the development and management of the All-American SportPark and no longer intended to engage in the business of selling golf equipment or apparel.

EMPLOYEES

     As of December 31, 1998, there were 7 full time employees at "Rainbow" and 9 full time employees at AASP Corporate and 63 at the All-American SportPark. There were also 40 part time employees at the SportPark and 3 at "Rainbow". In peak season which begins in the spring of 1999, as many as 80 additional full and part time employees could be hired at the AASP.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Through March 31, 1999, the Company occupied approximately 5,340 square feet of office and warehouse space at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada, and pays a monthly rent of $1,827. The space was leased from Vaso Boreta, the Company's Chairman of the Board. The rent was adjustable annually based on increases in the consumer price index and the lease was to expire January 31, 2005. The Company's Board of Directors believed that the rent paid is comparable to that which it would pay to an unaffiliated party.

     In the second quarter of 1999, the Company plans to move its management staff to facilities in the Company owned Callaway Golf Center[TM]. Rental payments will cease to Vaso Boreta and no penalties are to be incurred in termination of the lease.

     On June 20, 1997, AASP entered into a lease for approximately 65 acres of land in Las Vegas, Nevada, on which AASP built the All-American SportPark. The terms of both leases are described above under "Item 1, BUSINESS OF THE COMPANY'S ALL-AMERICAN SPORTPARK SUBSIDIARY."

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the complaints described in the following paragraph, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On December 28, 1998 Sorensen Construction, Inc. filed a complaint in the District Court of Clark County, Nevada against All-American SportPark LLC seeking damages in the amount of $104,514. Sorensen claims that it provided steel and labor to the All-American SportPark pursuant to a contract but was not paid. The complaint alleged breach of contract, unjust enrichment, declaratory relief, interest and attorneys fees. No discovery has been conducted and a trial has not been set. Management intends to vigorously defend the case.

     On December 11, 1998 Frankel & Company filed a complaint in the District Court of Clark County, Nevada against the Company seeking damages estimated to be approximately $180,000. Frankel claims that it provided marketing services for the All-American SportPark pursuant to a contract but was not paid. The complaint alleged breach of contract and unjust enrichment. Minimal discovery has been conducted and a trial date has not been set. Management intends to vigorously defend the case.

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

                                             HIGH        LOW
                                            -------    --------
YEAR ENDED DECEMBER 31, 1998

     First Quarter                          $3.500     $0.688
     Second Quarter                         $2.500     $1.000
     Third Quarter                          $1.188     $0.656
     Fourth Quarter                         $1.250     $0.469

YEAR ENDED DECEMBER 31, 1997
     First Quarter                          $1.09375   $0.0875
     Second Quarter                         $1.21875   $0.65625
     Third Quarter                          $1.25      $1.00
     Fourth Quarter                         $1.1875    $0.84375

     (b) HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 11, 1999, was approximately 1,020. This does not include approximately an additional 1,500 shareholders who hold stock in their accounts at broker/dealers.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Company's continuing operations consist of a single retail location in Las Vegas, Nevada and the operations of AASP. AASP business in 1998 consisted of operations of the Callaway Golf Center[TM] through May 5, 1998, and the development of the SportPark until its opening on October 9, 1998 when it became operational.

RESULTS OF OPERATIONS

     DISCONTINUED OPERATIONS. On February 26, 1997, the Company and AASP sold certain assets and transferred certain liabilities for $5.3 million to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. Specifically, the Company sold all of its interest in three company-owned "Las Vegas Discount Golf & Tennis" retail stores located in the Southern California metropolitan area. The sale covered the inventory, fixtures and other property at the retail stores and certain inventory and assets at the Company's headquarters. In addition, the sale included the Company's business of selling golf and tennis equipment on a wholesale basis to franchisees of the Company. Under the same agreement, AASP also sold all of its interest in its business of franchising "Las Vegas Discount Golf & Tennis" retail stores, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables. The Company recognized a gain of approximately $2.9 million (net of tax) from this sale.

     During 1997 AASP and Callaway Golf formed All-American Golf, LLC (the "LLC") to construct, manage and operate the "Callaway Golf Center[TM]", a premium golf facility at the site of the All-American SportPark. AASP contributed equity capital of $3,000,000 for 80% of the membership units and Callaway Golf contributed equity capital of $750,000 and loaned the LLC $5.25 million at a rate of ten percent per annum.

     On May 5, 1998 AASP sold its 80% equity interest in All-American Golf LLC to Callaway Golf in exchange for $1.5 million in cash and the forgiveness of a $3 million collateralized note evidencing amounts loaned to AASP in March and April 1998 and related accrued interest. Callaway Golf retained $500,000 of the consideration until it secured all rights to operate the Callaway Golf Center[TM] which was completed on September 30, 1998. AASP resigned as manager of the LLC and received a buy back option to repurchase its 80% equity ownership for a period of 2 years on essentially the same finacial terms that it sold its interest.

     On December 31, 1998 the Company through AASP, reacquired all the assets subject to certain liabilities of the Callaway Golf Center[TM]. The Company, as consideration, paid $1,000,000 in the form of a promissory note payable due in quarterly installments of $25,000 of over a 10 year period without interest.

CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     REVENUES. Revenues were $4,545,400 in 1998 compared to $5,153,000 in 1997. Revenues from the Callaway Golf Center[TM] increased to $724,900 in the first four months of operation in 1998 compared to $322,000 during the initial three months of operation in 1997. SportPark Las Vegas revenues were $811,400 from its opening on October 9, 1998 to yearend compared to zero revenues in 1997 when it was under development. Net merchandise sales declined to $2,926,600 in 1998 from $4,678,000 in 1997. Net merchandise sales in 1997 included sales from 3 Company owned stores which were sold on February 25, 1997. Also impacting the lower sales in 1998 was a general slump in the retail golf equipment business nationally which was aggravated by severe price cutting and other increased competition.

     COST OF REVENUES. Cost of revenues for retail were 78% and 76% respectively in 1998 and 1997. Cost of sales at SportPark Las Vegas were 28% of revenues reflecting low direct labor costs and the high fixed cost of operation. Even though revenues were low, cost of sales at the Callaway Golf Center[TM] were 99% of revenues in 1998 reflecting substantial start-up costs, initial overstaffing and limited revenues during the off peak season of January through April. Cost of sales at the Callaway Golf Center[TM] were 177% of revenues in 1997 for the much of the same reasons as in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expenses consist primarily of payroll, rent and other corporate costs. These increased to $2,936,000 in 1998 from $2,264,000 in 1997. Most of the increase is due to the fixed operating costs of the Callaway Golf

Center[TM] for approximately four months in 1998 compared to approximately three months in 1997, and the initial operation of the SportPark Las Vegas for almost 3 months in 1998. Also in 1998, the Company experienced large professional costs, mostly accounting and legal, associated with the multiple financing transactions which occurred during the year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $424,000 in 1998 compared to $170,000 in 1997 reflecting the operation of the Callaway Golf Center[TM] for approximately 4 months in 1998 and the SportPark Las Vegas operation for approximately 2.5 months in 1998 versus operations of the Callaway Golf Center[TM] for only 3 months in 1997.

     SPORTPARK DEVELOPMENT COSTS. These expenses were $0 in 1998 because all such costs were capitalized. In 1997, the Company expensed $255,000 of development costs.

     PREOPENING EXPENSES. These costs were $603,000 in 1997. In 1998 preopening expenses were $1,179,300 which consists of payroll and operating expenses incurred before opening the SportPark Las Vegas.

     OPERATING LOSS. Operating Loss was $3,209,300 in 1998 compared to $2,274,000 in 1997. Losses in both periods reflect preopening and start-up expenses and other fixed corporate costs during the period when the All-American SportPark was not opened. The Callaway Golf Center[TM] opened on October 1, 1997 and was sold on May 5, 1998. The remainder of the All-American SportPark opened on a limited basis on October 9, 1998. While the SportPark was opened, losses occurred from the combination of fixed corporate and SportPark costs including interest, depreciation, land lease fees and limited revenues due to the start-up phase of the business with limited marketing exposure. Contributing to the higher loss was an operating loss at the Company's Rainbow retail store compared to a profit in 1997.

     INTEREST INCOME (EXPENSE). Net interest expense increased to $538,700 in 1998 compared to interest income of $106,000 in 1997. The Company had interest earning cash balances in early 1997 with nearly all interest costs capitalized. Leasehold improvements increased to $24,675,100 at December 31, 1998 compared to $10,151,000 and $7,850,000 of project development costs at December 31, 1997. The increase in these capital improvements and reduction of current liabilities in 1998 were financed principally from borrowed funds resulting in the higher interest expense since the SportPark became operational in October 1998 and interest was no longer capitalized.

     MINORITY INTEREST. Minority interest was $490,800 in 1998 compared to a deficit of $74,000 in 1997. This item reflects the portion of operating profits or losses which are allocated to minority shareholders of the Company.

     NET INCOME (LOSS). The Company generated a net loss of $1,438,500 in 1998 compared to net income of $645,000 in 1997. Net income for 1997 includes income from discontinued operations of $2,887,000. The net loss for 1998 includes a gain of $1,638,000 resulting from the Company's sale of its interest in All-American Golf, LLC. Excluding these non-recurring transactions, the Company had net losses of $3,076,500 and $2,242,000 in 1998 and 1997, respectively. The larger net loss in 1998 is due primarily to reasons discussed previously in this section.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company had working capital of $878,900 compared to a working capital deficit of $2,424,000 at December 31, 1997. Cash increased to $2,584,900 compared to $429,000 at the end of 1997. Total assets increased $9,628,100 to $29,700,100 funded mainly by: an increase in notes payable to $13,967,400 from $5,750,000, an increase in notes payable to shareholder and affiliated parties of $1,105,300 and an increase in borrowings from the affiliated store of $749,200 and the $1,094,000 gain from the sale of the Callaway Golf Center[TM] in May 1998 which included the foregiveness of $3 million of borrowings.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds which are recorded as deferred income until earned. Fees of $877,100 are included in deferred income at December 31, 1998. It is anticipated but cannot be guaranteed that sponsorship fees and advances will be a source of cash flow in 1999.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank (the "Lender"). The loan is for 15 years, with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate as of September 1, 1998, 2003 and 2008. For 1998 through August 31,2003, the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as collateral to protect the leased property from foreclosure.

     On December 31, 1998 the Company reacquired the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for 10 years with no interest. The business generated positive cash flow in the first quarter of 1999.

     The Company's chairman increased lendings to the Company to $1,705,300 from $600,000 in 1997. The loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $137,600 and $5,000 have been deferred, in 1998 and 1997 respectively, a practice which could continue in 1999 if necessary. The Company paid $225,000 of these amounts back in late March, 1999.

     The Company's accounts payable and accrued expenses decreased in 1998 to $1,655,700 from $2,183,000 in 1997. Payables to related entities increased to $1,049,200 from $300,000 at December 31, 1997.

     During 1998, net cash used in operating activities was $3,601,000 compared to $338,000 in 1997. The increase in cash used in operating activities relates primarily to increased SG&A costs, increased receivables due to SportPark operations, and significantly lower balances of trade payables and accrued expenses.

     During 1998, net cash used in investing activities was $14,200,000 compared to $12,076,000 in 1997. The primary uses of cash for investing activities relates to the development of the SportPark which opened in October 1998.

     During 1998, net cash provided by financing activities was $19,956,900 compared to $6,386,000 in 1997. The sources of borrowings in cash provided by financing activities was due principally to $13.5 million financing from Nevada State Bank, additional amounts from shareholder and related entities, and proceeds from a sale of the Company's common stock of $2.5 million offset by payments on notes payable.

     The Company's current and expected sources of working capital are its cash balances which were $2,584,900 at December 31, 1998 and cash flow from operations including sponsorship fees and advance deposits of various kinds. The Company has raised considerable capital in the past 2 years for development projects. The SportPark is now operational. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. If necessary, additional borrowings against the Callaway Golf Center could likely be arranged to fund corporate operations. There are no planned major capital expenditures in 1999. Expansion programs in other locations are expected to be minimal and when they occur are expected to be funded primarily by third parties.

YEAR 2000 COMPLIANCE

     The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. Management has been advised by the vendors of the various systems that they are all year 2000 compliant. During the first quarter of 1998, the Company hired a consultant to upgrade all of the Company's other computers and work stations so that they are all year 2000 compliant. The Company likely will incur additional costs in 1999 which are not expected to be material.

     The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The Company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to customers. The Company intends to initiate formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999.

     Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations.

     A reasonably likely worst case scenario would be for a segment of the Company's SportPark to shut down, and depending on which segment(s) was shut down and for how long, the Company's results of operations could be adversely affected. Daytime operations of the Callaway Golf Center[TM] should not be affected at all. A shut down of operations at the Rainbow retail store could also adversely affect the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

      NAME             AGE              POSITIONS AND OFFICES HELD
-----------------      ---        -------------------------------------------
Vaso Boreta            66         President, Chairman of the Board, Secretary
                                  and Treasurer

Ronald S. Boreta       36         Director and President of All-American
                                  SportPark, Inc.

Robert R. Rosburg      72         Director

William Kilmer         59         Director

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

     VASO BORETA has been Chairman of the Board of Directors since December 1989, President since July 1994, and Treasurer and Secretary since June 1992, and a Director of the Company since February 1988. He also served as the Company's President from February 1988 to December 1989, and October 1990 to June 1992. Mr. Boreta has also been an Officer and a Director of All-American SportPark, Inc. since its formation in March 1984. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. Mr. Boreta's original
store is now an Affiliated Store of the Company.   Mr. Boreta devotes
approximately 80% of his time to the business of the Company and the balance to operating his Affiliated Store.

     RONALD S. BORETA has been a Director since February 1988, and served as President of the Company from June 1992 until July 1994, when he resigned to become President and Chief Executive Officer of AASP. He also previously served as Vice President, Secretary and Treasurer of the Company. He has been employed by All-American SportPark, Inc. ("AASP") since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of AASP located in San Francisco, California. Mr. Ron Boreta has also been a Director of All-American SportPark, Inc. since 1984, and an Officer since 1986. Prior to his employment by AASP, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California.

     ROBERT R. ROSBURG has served as a Director of the Company since November 1989, and has been a director of AASP since August 1994. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since July 1990, and has been a director of AASP since August 1994. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than ten percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1998, 1997 and 1996 from the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE

                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                              OTHER    RE-      ING                ALL
                                              ANNUAL   STRICTED OPTIONS/          OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK    SARs      LTIP    COMPEN-
     POSITION         YEAR   SALARY   BONUS   SATION   AWARD(S) (NUMBER) PAYOUTS  SATION
-------------------   ----  --------  ------  -------  -------   ------- -------  ------
Vaso Boreta,          1998  $100,000   --     $25,833    --        --     --       --
 President and                                  <FN3>
 Chairman of the      1997  $100,000   --     $40,000    --        --     --       --
 Board<FN1>           1996  $100,000   --     $40,000    --        --     --       --

Ronald S. Boreta,     1998  $100,000   --     $39,348    --        --     --       --
 President and CEO                              <FN4>
 of Subsidiary<FN2>   1997  $101,000 $100,000 $58,183    --       <FN5>   --      $4,231
                                                                                   <FN6>
                      1996  $120,000 $  5,500 $39,160    --       <FN5>   --      $8,265
                                                                                  <FN6>


__________________

<FN1>  Vaso Boreta has served as President of the Company since August 1, 1994.

<FN2>  Ronald S. Boreta has served as President and CEO of AASP since August 1,
       1994, and AASP has paid all of his salary since that time.  From June 1992 to
       July 1994, Mr. Boreta served as President of both AASP and the Company and during this period the Company and AASP each paid one-half of his salary.
<FN3>  Represents amount contributed by the Company to retirement plans on behalf of
       Vaso Boreta.
<FN4>  Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 1998, these amounts were $11,148 for club memberships, $7,200 for an automobile and $21,000 to the Company's Supplemental
       Retirement Plan.
<FN5>  In addition to the options to purchase shares of the Company's Common Stock shown, during 1994, Ronald S. Boreta also received options to purchase 110,000 shares of the common stock of AASP, and in 1996 he received options to purchase
       325,000 shares of common stock of AASP.
<FN6>  Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED    UNEXERCISABLE      UNEXERCISABLE
----------------   --------    --------    --------------    ----------------
Ronald S. Boreta     -0-         -0-         281,000 / 0*          -0-*
Vaso Boreta          -0-         -0-             -0-*              -0-*
_____________

* Does not include options to purchase common stock of All-American SportPark held by such person.

EMPLOYMENT AGREEMENTS

     The Company's President, Vaso Boreta, does not have an employment
agreement with the Company.   Since July 31, 1994, Mr. Vaso Boreta has been
paid an annual salary of $100,000 by the Company.

     Effective August 1, 1994, AASP entered into an employment agreement with Ronald S. Boreta, AASP's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that AASP's annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which AASP pays all expenses, and full medical and dental coverage. AASP also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for AASP. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of AASP.

     In June 1997, AASP's Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of AASP's Las Vegas SportPark. $68,202 of this bonus was paid in October 1998.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

STOCK OPTION PLANS

     In December 1989, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1989 Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). This Plan replaced an earlier incentive stock option plan of the Company. Pursuant to the Plan, options to purchase up to 300,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns ten percent or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own ten percent or more of the Company's Common Stock). On December 29, 1989, the Board of Directors granted an option to Larry Jordan, the Company's former President, to purchase up to 200,000 shares of Common Stock at $2.00 per share. However, that option expired when he resigned in October 1990. No other options have been granted under the 1989 Plan.

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

     There are currently a total of 432,000 options outstanding under the 1991 Plan with an exercise price of $0.80 per share.

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

     For 1997, Vaso Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of AASP) were designated as Category I employees. The Company made contributions to the Supplemental Retirement Plan on behalf of these persons for 1997 as follows: Vaso Boreta - $40,000; John Boreta - $4,167; and Ronald S. Boreta - $25,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1999.

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

                                            AMOUNT AND
NAME AND ADDRESS                          NATURE OF BENE-      PERCENT
OF BENEFICIAL OWNERS                     FICIAL OWNERSHIP      OF CLASS
-----------------------------------      ----------------      --------
Vaso Boreta                                1,837,637(1)          22.6%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

Ronald Boreta                              1,723,288(2)          20.5%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

Robert R. Rosburg                              5,000              0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                                 5,000              0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

John Boreta                                1,059,374(3)          12.8%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

Boreta Enterprises Ltd. (4)                1,304,445             16.0%
5325 South Valley View Blvd., Ste. 4
Las Vegas, NV  89118

ASI Group LLC (5)                          2,651,265 (6)         31.3%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers                 3,570,925             42.4%
as a Group (4 Persons)
__________________

(1) Includes 1,823,810 shares held directly and 13,827 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises.

(2) Includes 544,699 shares held directly, 897,589 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 281,000 shares underlying Stock Options held by Ronald Boreta.

(3) Includes 536,345 shares held directly, 393,029 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprise Ltd. and 130,000 shares underlying Non-qualified Stock Options held by John Boreta.

(4) Boreta Enterprises Ltd. is a Nevada limited liability company whose members and respective percentage ownership are as follows:

                    Ronald Boreta - 68.81%
                    John Boreta   - 30.13%
                    Vaso Boreta   -  1.06%

     Ronald Boreta is the sole manager of Boreta Enterprises Ltd.

(5) ASI Group LLC is a Nevada limited liability company whose members are Andre K. Agassi, Perry Craig Rogers and Sunbelt Communications Company.

(6) Includes 2,303,290 shares owned directly and 347,975 shares underlying options held by ASI Group LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     The Company presently owns 66.7% of the outstanding common stock of AASP and 33% of its Convertible Preferred Stock. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald
S. Boreta, a Director of the Company, is President and a Director of AASP.

Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

     Until August 1, 1994, the Company and AASP shared the expenses of jointly used facilities and administrative and accounting personnel on a 50-50 basis under a verbal agreement. Since August 1994, the Company and AASP have allocated these costs on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for office and warehouse space, the Company pays 33% of the monthly lease payments and AASP pays 67%. The Company is terminating this lease in the second quarter of 1999 and moving to Company owned facilities at the Callaway Golf Center[TM].

     Effective August 1, 1994, the Company also agreed to purchase, warehouse and make available to AASP and its franchisees certain merchandise. In exchange, AASP agreed to pay $350,000 to retire certain bank indebtedness described below. The agreement terminated on July 31, 1997.

     Effective August 1, 1994, the Company granted AASP a license to use all of its trademarks, trade names and other commercial names and symbols for so long as such trademarks, trade names and other commercial names and symbols are being used by AASP and its franchisees.

     Through February 1997, certain facilities used by the Company and AASP were leased by the Company from Vaso Boreta, the Company's Chairman of the Board. The Company leased approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of approximately $13,000. The Board of Directors of the Company believes that the terms of this lease were at least as favorable as those which could be obtained from an unaffiliated entity. When the golf distribution business was sold in February 1997, the rent decreased to $4,230 and was reduced further to $1,830 beginning in October 1998.

     Effective October 1, 1990, a franchise agreement between AASP and Vaso Boreta, the Company's President and Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid AASP a fee of $3,000 per month. This agreement with AASP was terminated on July 31, 1994, when Mr. Boreta entered into a similar agreement with the Company. This store is referred to herein as the "Affiliated Store."

     During 1998 and 1997, the Affiliated Store purchased $85,600 and $163,000, respectively, in sporting goods merchandise from the Company. Also during 1998 and 1997, the Affiliated Store sold $950,574 and $1,120,000, respectively, in merchandise to the Company. The Company's Board of Directors believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1998 and 1997, the Company paid $259,000 and $166,300, respectively, for advertising shared with the Affiliated Store, which represented approximately one-half of the costs of such advertising.

     During the year ended December 31, 1994, Vaso Boreta loaned the Company a net amount of approximately $387,000 which, when combined with the balance owed to Mr. Boreta of $231,000 on December 31, 1993, resulted in an amount due Mr. Boreta on December 31, 1994, of $618,000. This amount was increased to $663,000 as of December 31, 1995 due to additional loans from Mr. Boreta to the Company. This amount was represented by an unsecured note bearing interest at ten percent which was due on January 31, 1997. On February 1, 1997, the Company issued a new note on the same terms for $631,149 due on December 31, 1998. The terms of the note with Mr. Boreta are substantially equivalent to the terms of the loans he took out from a bank to fund his loans to the Company. This note was paid off during 1997, and then the Company borrowed an additional $600,000 by the end of 1997. This loan is evidenced by a demand note bearing interest at ten percent. In 1998, $400,000 of the $600,000 was paid down and an additional $1,505,000 was loaned to the company evidenced by a demand note bearing interest at ten percent. At the end of March, 1999, the Company paid back approximately $220,000 of these loans.

     In October 1992, the Board of Directors established 512,799 shares of Series A Convertible Preferred Stock and issued such shares to Vaso Boreta in exchange for services valued at $5,128. These shares were issued to Mr. Boreta to replace shares which he previously relinquished in order to facilitate a proposed public offering in early 1990. Each share of the Series A Convertible Preferred Stock is convertible into one share of Common Stock in the event that the Company has annual income before taxes of at least $1,000,000 for any fiscal year. Each share of Series A Preferred Stock is entitled to one vote and with respect to that vote the holder is entitled to vote with the holders of the Company's Common Stock as a single class. In the event of liquidation, the holder of the Series A Convertible Preferred Stock is entitled to receive $.01 per share before any assets are distributed to the holders of Common Stock. The Series A Convertible Preferred Stock has no redemption or dividend rights. During 1994, Vaso Boreta transferred all of his shares of Series A Convertible Preferred Stock to Ronald Boreta, a son of Vaso Boreta and a Director of the Company. In April 1996, the Board of Directors approved an agreement with Ronald Boreta that in the event that the Company were to spin off its shares of AASP to the Company's shareholders or otherwise distribute or issue shares of AASP in any form of reorganization involving the Company, that the Company would allow Ronald Boreta to convert the 512,799 shares of Series A Convertible Preferred Stock into Common Stock of the Company even if the conversion requirements have not been met. In June 1997, the Board of Directors determined that since the Company would have net income before taxes of at least $1,000,000 during 1997, and in recognition of his services in connection with the development of the Las Vegas SportPark, that the Company would exchange 512,799 shares of the Company's Common Stock for all of his shares of Series A Convertible Preferred Stock.

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

     On October 19, 1998, the Company issued 2,303,290 shares of its Common Stock to ASI Group, L.L.C. ("ASI"), for $2,500,000 in cash in a private transaction. As part of this transaction, ASI also received an option to purchase 347,975 shares of Common Stock at an exercise price of $1.8392 per share through October 19, 2008 (the "Option"). As a result of this transaction, ASI is now deemed to beneficially own approximately 31.3% of the Company's Common Stock.

     ASI is a Nevada limited liability company whose members are Andre K. Agassi, a professional tennis player, Perry Craig Rogers, an attorney and business manager, and Sunbelt Communications Company ("Sunbelt"). Sunbelt is engaged in the broadcasting business and is owned by James Earl Rogers. See the Form 8-K dated October 19, 1998, for more details of this transaction.

     On October 19, 1998, immediately following the transaction between the Company and ASI described above, the Company used the $2,500,000 received from ASI to purchase 250,000 shares of the Series B Convertible Preferred Stock of AASP. AASP used these funds together with the proceeds of the $13,500,000 loan which AASP had recently obtained from the Nevada State Bank toward the completion of AASP's All-American SportPark in Las Vegas, Nevada, to pay down short-term debt obligations and for working capital.

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

 3.1        Articles of Incorporation,     Incorporated by reference to
            as amended                     Exhibit 3.1 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

 3.2        Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

 3.3        Articles of Amendment to       Incorporated by reference to
            Articles of Incorporation      Exhibit 3.3 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

 3.4        Statement Establishing         Incorporated by reference to
            Series A Preferred Stock       Exhibit 3.4 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

10.1        1989 Incentive Stock           Incorporated by reference to
            Option Plan                    Exhibit 10.1 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

10.2        Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended             Exhibit 10.2 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

10.3        Employment Agreement with      Incorporated by reference to
            Vaso Boreta, as amended        Exhibit 10.3 to Registrant's
                                           Form S-1 Registration Statement
                                           (No. 33-33450)

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

10.27       Investment and Voting Agree-   Incorporated by reference
            ment, dated as of October 19,  to the Registrant's Current
            1998, by and between ASI       Report on Form 8-K dated
            Group, L.L.C. and Las Vegas    October 19, 1998
            Discount Golf & Tennis, Inc.

10.28       Option Agreement, dated as of  Incorporated by reference
            October 19, 1998, by and       to the Registrant's Current
            between ASI Group, L.L.C. and  Report on Form 8-K dated
            Las Vegas Discount Golf &      October 19, 1998
            Tennis, Inc.

10.29       Voting Agreement, dated as of  Incorporated by reference
            October 19, 1998, by and       to the Registrant's Current
            among ASI Group, L.L.C. and    Report on Form 8-K dated
            Messrs. John Boreta, Ronald    October 19, 1998
            Boreta and Vaso Boreta and
            Boreta Enterprises, Inc.

10.30       Co-Sale Agreement, dated as    Incorporated by reference
            of October 19, 1998, by and    to the Registrant's Current
            among ASI Group, L.L.C., Las   Report on Form 8-K dated
            Vegas Discount Golf & Tennis,  October 19, 1998
            Inc. and Messrs. John Boreta,
            Ronald Boreta and Vaso Boreta
            and Boreta Enterprises, Inc.

10.31       Investment Agreement, dated    Incorporated by reference
            as of October 19, 1998, by     to the Registrant's Current
            and between Las Vegas          Report on Form 8-K dated
            Discount Golf & Tennis, Inc.   October 19, 1998
            and Saint Andrews Golf
            Corporation

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

27          Financial Data Schedule        Filed herewith electronically

     (b)  REPORTS ON FORM 8-K:

           (1)  Form 8-K, dated May 5, 1998, reporting on Item 2,
                "Acquisition or Disposition of Assets".

           (2) Form 8-K, dated October 19, 1998, reporting on Item 1, "Changes in Control of Registrant".

           (3) Form 8-K, dated December 31, 1998, reporting on Item 2, "Acquisition or Disposition of Assets".

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

     We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations and generated negative cash flow from continuing operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 24, 1999

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                    DECEMBER 31,
                                                 1998          1997
CURRENT ASSETS:                               -----------   -----------
  Cash and cash equivalents                   $ 2,584,900   $   429,000
  Accounts receivable, trade                    1,028,800        78,000
  Inventories                                     569,900       479,000
  Due from affiliated store                        19,000       194,000
  Due from officer                                   -            3,000
  Prepaid expenses and other                       61,900        31,000
  Preopening expenses, net                           -          100,000
                                                ---------     ---------
      Total current assets                      4,264,500     1,314,000

Leasehold improvements and equipment, net      24,675,100    10,151,000
Note receivable-related party                      20,000       227,000
Project development costs                            -        7,850,000
Deposit for land lease                            225,600       434,000
Loan costs, net                                   393,300          -
Other assets                                      121,600        96,000
                                               ----------    ----------
      Total assets                            $29,700,100   $20,072,000
                                               ==========    ==========

























The accompanying notes are an integral part of these consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     DECEMBER 31,
                                                  1998          1997
CURRENT LIABILITIES:                          -----------   -----------
 Bank line of credit                          $     -       $   668,000
 Current portion of Long-term debt                559,300       500,000
 Current portion of obligations under
   capital leases                                 121,400        87,000
 Accounts payable and accrued expenses          1,655,700     2,183,000
 Due to Affiliated Store                        1,049,200       300,000
                                              -----------   -----------
   Total current liabilities                    3,385,600     3,738,000

Note payable to shareholder                     1,705,300       600,000

Long-term debt,net of current portion          13,408,100     5,250,000

Obligation under capital lease, net of
  current portion                                 530,400       217,000

Deferred income                                   877,100       517,000

Deferred income tax liability                     743,000       743,000

Preferred stock of subsidiary                   5,000,000     5,000,000

Minority interest                                 607,100     1,625,000

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
   no par value;  authorized-5,000,000
   shares; none issued and outstanding
   for 1998 and 1997                                    -            -
 Common stock, no par value;
   15,000,000 shares authorized;
   8,135,097 and 5,831,807 shares issued and
   outstanding at December 31, 1998
   and 1997, respectively                       6,107,700     3,876,000
 Stock options issued                             268,300            -
 Accumulated deficit                           (2,932,500)   (1,494,000)
                                              -----------   -----------
   Total shareholders' equity                   3,443,500     2,382,000
                                              -----------   -----------
   Total liabilities and shareholders'
    equity                                    $29,700,100   $20,072,000
                                              ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                                  1998          1997
REVENUES:                                      -----------   -----------
  Retail operations                            $ 2,926,600   $ 4,678,000
  Callaway Golf Center[TM]                         724,900       322,000
  SportPark Las Vegas                              811,400          -
  Other                                             82,100       153,000
                                               -----------   -----------
      Total revenues                             4,545,000     5,153,000

COST OF REVENUES:
  Retail operations                              2,273,200     3,565,000
  Callaway Golf Center[TM]                         716,400       570,000
  SportPark Las Vegas                              225,400          -
                                               -----------   -----------
      Total cost of revenues                     3,215,000     4,135,000

GROSS PROFIT                                     1,330,000     1,018,000

OPERATING EXPENSES:
  Selling, general and administrative            2,936,000     2,264,000
  Depreciation and amortization                    424,000       170,000
  SportPark development costs                        -           255,000
  Preopening expenses                            1,179,300       603,000
                                               -----------   -----------
      Total operating expenses                   4,539,300     3,292,000
                                               -----------   -----------
OPERATING LOSS                                  (3,209,300)   (2,274,000)

OTHER INCOME(EXPENSE):
  Interest income (expense), net                  (538,700)      106,000
  Gain on sale of interest in All-American
    Golf, LLC                                    1,638,000          -
                                               -----------   -----------
Loss from continuing operations before
  income taxes and minority interest            (2,110,000)   (2,168,000)

Provision (benefit) for income taxes                  -             -
                                               -----------   -----------
Loss from continuing operations before
  minority interest                             (2,110,000)   (2,168,000)










The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (continued)


                                                 YEARS ENDED DECEMBER 31,
                                                   1998         1997
                                                -----------   -----------
MINORITY INTEREST                                  490,800       (74,000)

DISCONTINUED OPERATIONS:
  Loss from franchise and wholesale
    operations to be disposed of (no income
    taxes were recorded in 1997)                        -        (39,000)
  Gain on disposal of franchise and wholesale
    operations(net of applicable income
    taxes)                                         180,700     2,926,000
                                               -----------    ----------
Income from discontinued operations                180,700     2,887,000
                                               -----------    ----------
NET INCOME (LOSS)                              $(1,438,500)   $  645,000
                                               ===========    ==========


NET INCOME (LOSS) PER SHARE:

Basic and Diluted:
 Loss from continuing operations before           $(.34)         $(.40)
  income taxes and minority interest
 Income from discontinued
  operations and minority interest                  .11            .52
                                                  ------         -----
  Net Income (Loss) per share                     $(.23)         $ .12
                                                  ======         =====



















The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                           STOCK       (ACCU-
                    PREFERRED   COMMON     OPTIONS     MULATED)      TOTAL
                      STOCK     STOCK      ISSUED      DEFICIT       EQUITY
                     -------  ----------   -------   -----------   ----------
Balance
December 31, 1996   $ 5,000   $3,871,000       -     $(2,139,000)  $1,737,000

512,799 of common
stock issued in
exchange for 512,799
shares of Series A
convertible prefer-
red stock            (5,000)       5,000       -            -            -

Net Income             -            -          -         645,000      645,000
                    -------   ----------   --------   ----------   ----------
Balance
December 31, 1997      -       3,876,000       -      (1,494,000)   2,382,000

Issuance of
2,303,290 shares
of common stock and
347,975 options        -       2,231,700    268,300         -       2,500,000

Net Loss               -            -          -      (1,438,500)  (1,438,500)
                    -------   ----------   --------   -----------  -----------
Balance
December 31, 1998   $  -      $6,107,700   $268,300  $(2,932,500)  $ 3,443,500
                    =======   ==========   ========  ===========   ===========






















The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                                    1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------   ------------
Net income (loss)                               $ (1,438,500)  $   645,000

Adjustment to reconcile net income (loss) to
 net cash used in operating activities:
  Minority interest                                 (490,800)       74,000
  Depreciation and amortization                      424,400       236,000
  Gain on sale of investment in AAG               (1,638,000)         -
  Gain on disposition of leasehold improve-
    ments and trademark rights                          -          (68,000)
  Preopening expenses                                   -          603,000
  Gain on disposal of franchise, wholesale
    and retail stores net of income taxes               -       (2,926,000)

Changes in assets and liabilities:
  Increase in accounts receivable                   (802,000)      (12,000)
  Increase in inventory                              (91,000)      (79,000)
  Decrease in due from officer                         3,000        10,000
  Increase in prepaid expenses and other            (169,100)      (15,000)
  Increase in accounts payable
    and accrued expenses                             241,000       831,000
  Decrease in deferred franchise fees                   -          (63,000)
  Increase in deferred income                        360,000       426,000
                                                 -----------    ----------
Net cash used in operating activities             (3,601,000)     (338,000)
                                                 -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds received from sale of franchise
   wholesale and assets held for sale                   -        4,586,000
 Project development costs                              -       (6,247,000)
 Increase in other assets                               -          (14,000)
 Leasehold improvement expenditures              (15,405,000)   (9,698,000)
 Proceeds from sale of investment in AAG           1,205,000          -
Preopening expenses                                     -         (703,000)
                                                 -----------   -----------
Net cash used in investing activities            (14,200,000)  (12,076,000)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit                      -          668,000
 Repayment of line of credit                        (668,000)     (398,000)
 Principal payments on notes payable to
   shareholder                                          -         (631,000)
 Proceeds from Long-term debt and note
   payable to shareholder and related entity       18,335,000    6,350,000







The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                                 YEARS ENDED DECEMBER 31,
                                                    1998          1997
                                                ------------  ------------
Payments on Long-term debt and note payable
  to shareholder and related entity              (1,362,100)        -
Loan costs paid                                    (226,000)        -
Contribution from minority interest                   -          750,000
Principal payments on capital leases                (99,000)     (68,000)
Increase(decrease) in amount due
  to Affiliated Store                             1,477,000     (285,000)
Proceeds from sale of common stock/options        2,500,000         -
                                               ------------  -----------
Net cash provided by financing activities        19,956,900    6,386,000
                                               ------------  -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             2,155,900   (6,028,000)

CASH AND CASH EQUIVALENTS,
 Beginning of year                                  429,000    6,457,000
                                               ------------   ----------
CASH AND CASH EQUIVALENTS,
 End of year                                   $  2,584,900   $  429,000
                                               ============   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
 Interest, net of amounts capitalized          $   321,900    $    5,000
                                               ===========    ==========
 Income taxes                                         -       $  462,500
                                               ===========    ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Equipment financed through
   capital leases                              $   699,600    $  339,000
                                               ===========    ==========
 Stock options of All-American
   Sportpark issued in connection
   with financing                              $   174,000    $     -
                                               ===========    ==========













The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

    a.  PRINCIPLES OF CONSOLIDATION AND COMPANY BACKGROUND

The consolidated financial statements of Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a Colorado corporation, include the accounts of LVDG and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow"). LVDG and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

In 1974, the Company's chairman and principal shareholder opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis. This store is still owned and operated by the Company's chairman and principal shareholder and is hereinafter referred to as the "Affiliated Store" (See Note
4).

Historically, LVDG's primary business segments have included the following:
(1) the wholesale sales of golf and tennis related merchandise to franchisees and to other golf retailers, (2) the operation of Company-owned Las Vegas Discount Golf & Tennis retail stores and (3) franchising LVDG retail stores and collecting royalty revenue through its subsidiary AASP.

The Company presently owns 66.7% of the outstanding common stock of AASP and 33% of its Convertible Preferred Stock. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald S. Boreta, a Director of the Company, is President and a Director of AASP. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

In 1997, Callaway Golf Company ("Callaway") provided $5,250,000 in debt financing for construction of the Callaway Golf Center[TM] which bore interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). The principal was due in 60 equal monthly payments commencing on October 1, 2002. Under the terms of the note, All-American Golf, LLC was obligated to commence making payments of interest on December 21, 1997. AASP was unable to make this payment and at December 31, 1997 was in default on this note. Subsequently, AASP was unable to meet its obligation on January 21, February 21, and March 21, 1998. On March 18, 1998, AASP entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears. The first payment required under the forbearance agreement was due on May 21, 1998 in the amount of $80,600. This amount was not paid due to the Company's sale of its interest in All-American Golf, LLC on May 5, 1998 as described below.

On June 13, 1997 the AASP and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the "Callaway Golf Center (TM)", a premier golf facility at the site of the SPLV. AASP contributed $3.0 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The minority interest presented in the accompanying financial statements for 1997 represents Callaway's interest in the LLC. Through May 5, 1998 the Company managed the driving range, golf course and tenant facilities in the clubhouse for a fee of five percent of gross revenues pursuant to the LLC Operating Agreement.

On May 5, 1998 the Company sold its 80% equity interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March and April 1998 and related accrued interest. Of the consideration $500,000 was held back by Callaway until it secured all rights to operate the Callaway Golf Center[TM] which was completed on September 30, 1998. The Company resigned as manager of the LLC and received a buy back option to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest.


On December 31, 1998 the Company reacquired substantially all the assets subject to certain liabilities of All-American Golf LLC. As consideration the Company paid $1,000,000 to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a ten-year period without interest. This promissory note has been discounted by $345,000 to reflect the notes' present value. In turn, Active Media Services delivered to Callaway a trade credit of $4,000,000.

Subsequent to the completion of the sale of assets related to the three Company-owned retail stores in California, the wholesale business and the franchise business, and the purchase of the All-American Golf, LLC assets, the Company's activities now consist solely of the one Company-owned retail store in Las Vegas, Nevada and development and operation of sport-oriented theme parks under the name "All-American SportPark". The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark". The first SportPark was completed in Las Vegas, Nevada on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which are; the Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball
Slugger Stadium, NASCAR SpeedPark and All-Sport Arena.

     b.  SALE OF ASSETS AND DISCONTINUED OPERATIONS

On February 26, 1997, the Company and AASP completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the Agreement described below. The total consideration received was $5.3 million ($1.4 million of which was attributed to net assets held for sale), of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $207,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2.5 million was allocated to LVDG. The $200,000 remaining in escrow is expected to be collected in 1999.

Pursuant to the "Agreement for the Purchase and Sale of Assets" (the "Agreement") the Company disposed of its franchise business, wholesale business and the three Company-owned retail stores in Southern California (the "Stores"). The assets sold included all inventory, equipment, furniture and other personal property related to these operations. Additionally, pursuant to the Agreement the buyer assumed all trade payables related to the inventory of the Stores and the wholesale business. The agreement assigned all franchisor rights under the existing franchise agreements, the assumption of the

Company's leasehold interests in the Stores and corporate headquarters and security deposits associated with such leases. Furthermore, the Company assigned all trade names and trademarks associated with the business. The Agreement also includes a covenant not to compete which prohibits the Company, and its officers and directors from engaging in the ownership or operation of franchised retail golf equipment outlets within the continental United States. Certain exemptions have been granted by the purchaser to Boreta Enterprises, Ltd., a related entity owned by the President of the Company and the President of AASP with respect to the Company's right to own or operate retail golf equipment outlets in connection with AASP's All-American SportPark. Revenues related to the discontinued operations totaled $156,000 for the year ended December 31, 1997.

     c.  CONCENTRATION OF RISK

In addition to its single retail outlet, the Company operates one All-American Sportpark and the Callway Golf Center in Las Vegas, Nevada. The level of customer demand for these types of recreational facilities is undetermined. The Company is implementing various strategies to market the facilities to both tourists and local residents. Should attendance levels at the Sportpark and Golf Center not meet expectations in the short-term, management believes existing cash balances will be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the year ended December 31, 1998, the Company had incurred losses from continuing operations before minority interest of $2,110,000, and negative cash flow from operations of $3,601,000. Additionally, as of December 31, 1998 the Company had working capital of approximately $878,900 and cash and cash equivalents of $2,584,900.

In September 1998, the Company successfully secured a $13.5 million loan in order to complete the construction of the SportPark. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as collateral to protect the leased property from foreclosure. Additionally, the Company obtained an additional $2.5 million in equity financing from ASI, L.L.C. an investment group headed by Andre Agassi and Sunbelt Communications, the proceeds of which were used to purchase 250,000 shares of Series B Convertible Preferred Stock of AASP. In addition, the Company will implement various marketing strategies in 1999 to stimulate visitor volume at both the Sportpark and Callaway Golf Center.

Management believes that existing cash balances generated from the financing activities described above will be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months. Should additional financing to fund operations be required, the Company will turn to the lending sources described above or other sources, as necessary. There can be no assurance such lending sources would be willing, in terms acceptable to the Company, to provide additional financing.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center[TM] and the SportPark Las Vegas, and the sale of merchandise and/or services.

     c.  INVENTORIES

Inventories, which consist primarily of sporting goods merchandise, and display units are stated at the lower of cost (specific identification method) or market. Approximately 50% of all inventory and approximately 75% of the Company's merchandise is imported from overseas suppliers, primarily in the Far East. As a result, the Company's business could be affected by economic or political events affecting imports or by a major reduction in the value of the dollar in relation to the currency of the countries from which the goods are imported. In addition, overseas suppliers generally require letters of credit to be posted for the entire purchase price.

     d.  PREOPENING EXPENSES

Preopening expenses primarily represent direct personnel and other operating costs incurred before the opening of the facility. In 1997, these costs were capitalized when incurred and amortized to expense on a straight-line basis over a period not to exceed twelve months from the date operations commenced. Preopening costs totaling approximately $139,300 were capitalized in connection with the Callaway Golf Center[TM], which commenced operations on October 1, 1997. Pursuant to Statement of Position No. 98-5 "Reporting the Costs of Start Up Activities," in 1998 the Company began expensing preopening costs as incurred.

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

     f.  DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of the AASP. Deferred income is amortized to income over the life of the agreements. Additionally, deferred income includes approximately $41,700 remaining from the agreement with MBNA to use AASP's trademark on its credit cards over a five-year period which expires August 31, 2000.

     g.  INTEREST COST

The Company capitalizes interest cost as a component of the cost of construction in progress until the asset is placed in service and ready for its intended use.

     h.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs amounted to $430,590 and $290,000 in 1998 and 1997, respectively.

     i.  INCOME TAXES

The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes".

     j.  RECOVERABILITY OF LONG-LIVED ASSETS

In 1996 the Company adopted Statement of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at SportPark Las Vegas including Callaway Golf Center[TM], the Company does not believe that a triggering event has occurred with respect to the operating losses incurred.

     k.   EARNINGS PER SHARE

In 1997, the Company adopted SFAS 128 Earnings Per Share ("SFAS 128"). SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. In accordance with SFAS 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amount. As such, potential dilution has not been considered in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share for 1998 and 1997 were 6,298,685 and 5,603,896, respectively.

     l.  ISSUANCE OF SUBSIDIARY STOCK

The Company recorded the excess of the fair value over the carrying amount of its investment in AASP due to AASP's initial public offering in December 1994 as an equity transaction. Any future transactions involving the issuance of a subsidiary's stock will be accounted for in a similar manner.

     m.  RECLASSIFICATIONS

Certain reclassifications, which had no impact on the Company's results of operations, have been made to prior year amounts to conform them to the current year presentation.

3.  SEGMENT INFORMATION

The Company's two operating segments are determined based on the nature of their activities. The retail operations segment consists of a Company-owned store located in Las Vegas, Nevada which sells sports equipment. The Company's sport-oriented theme park segment which operates under the name "All-American SportPark" consists of a baseball batting stadium, car racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center[TM]". The golf facilities are comprised of an executive golf course, driving range, putting course, clubhouse and training center.

The accounting policies of the reported segments are the same as those described within Note 2-Summary of Significant Accounting Policies.

The financial information pertaining to the Company's retail operations and sport-oriented theme park operations for each of the two years in the period ended December 31, 1998, is as follows (thousands of dollars):

                                          1998

                                         Sports-Oriented
                              Retail       Theme Park
                            Operations     Operations        Adjustments      Total
                            ----------   ---------------    -------------   ----------
Revenues from External      $2,961,200     $1,583,800       $    -          $4,545,000
  Customers

Interest Income                  9,124         25,056            -              34,180

Interest Expense                56,824        579,056         (63,000)         572,880
Depreciation & Amortization     26,000        465,000         (67,000)         424,000

Minority Interest              474,700         76,300         (60,200)         490,800

Gain on Sale of
 Interest in All-American
 Golf, LLC                        -         1,638,000            -           1,638,000

Segment Assets               3,508,700     28,519,400      (2,328,000)      29,700,100

Capital Expenditures        $     -       $15,490,100      $  (85,100)     $15,405,000



                                          1997

                                         Sports-Oriented
                              Retail       Theme Park
                            Operations     Operations        Adjustments      Total
                            ----------   ---------------    -------------   ----------
Revenues from External      $4,766,800    $    386,200            -        $ 5,153,000
  Customers

Interest Income                 11,500         215,900            -            227,400

Interest Expense                  -            121,400            -            121,400

Depreciation & Amortization     31,300         138,700            -            170,000

Minority Interest             (174,000)        100,000            -            (74,000)

Income from Discontinued
 operations                    803,000       2,084,000            -          2,887,000

Segment Assets               1,801,900      18,793,700        (523,600)     20,072,000

Capital Expenditures        $     -        $15,978,000        $(33,000)    $15,945,000


4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its chairman and principal shareholder, the Affiliated Store and AASP. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. As of December 31, 1998 and 1997, the Company had a $19,000 and $194,000, respectively, receivable from the Affiliated Store. As of December 31, 1998 and 1997, the Company had outstanding payables to the Affiliated Store of $1,049,200 and $300,000, respectively. The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of AASP. As a result, this store paid no royalties to AASP but purchased merchandise at the same cost as AASP only through February 26, 1997 after which AASP's franchise outlets were sold. The Affiliated Store also benefited from AASP's activities, including any local and national advertising conducted by AASP for the first two months of 1997. The Affiliated Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $259,000 and $166,300 in 1998 and 1997, respectively. Sales of merchandise made by the Affiliated Store to the Company totaled $950,574 and $1,120,000 for the years ended December 31, 1998 and 1997, respectively. The affiliated store purchased $85,600 and $163,000, respectively, in sporting goods merchandise from the Company.

The Company and AASP allocate the costs of facilities and administrative and accounting personnel on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for office and warehouse space, the Company pays 33% of the monthly lease payments and AASP pays 67%. The Company is terminating this lease in the second quarter of 1999 and moving to Company owned facilities at the Callaway Golf Center[TM].

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               1998           1997
                                           ------------    -----------
    Building                               $ 17,592,200    $ 4,546,100
    Go-Karts                                    479,500          -
    Land Improvement                          3,139,500      4,585,300
    Signs                                       651,100        107,100
    Furniture and equipment                   1,754,900        547,100
    Leasehold improvements                      372,500        442,300
    Assets under capital leases               1,041,300           -
    Other                                       168,100        324,100
                                           ------------    -----------
                                             25,199,100     10,552,000
    Less--Accumulated depreciation
     and amortization                          (524,000)      (401,000)
                                           ------------    -----------
                                           $ 24,675,100    $10,151,000
                                           ============    ===========

6.  PROJECT DEVELOPMENT COSTS

AASP through October 1, 1998 engaged in the planning, design and development of SportPark Las Vegas. The Callaway Golf Center[TM] portion of the All-American SportPark consists of an executive golf course and other related amenities and commenced operations on October 1, 1997.

Project development costs totaled $7,850,100 as of December 31, 1997 relating to the continuing construction of the SportPark Las Vegas. In 1998, the All-American SportPark commenced operations.

7.  BANK LINE OF CREDIT

As of December 31, 1997, the Company had an $800,000 bank line of credit, which was canceled in 1998. Interest was payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9 percent at December 31, 1997. As of December 31, 1997, $668,400 was outstanding. This line of credit was paid in full during February 1998 with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                        1998              1997
                                     ----------        ----------
     Accounts payable - trade       $  935,500         $1,617,000
     Accrued compensation               31,800            125,000
     Payroll and other taxes           159,600            128,000
     Income taxes payable              137,500            137,000
     Interest payable                  191,400            176,000
     Customer deposits                   2,500               -
     Accrued expenses                  197,400               -
                                    ----------         ----------
                                    $1,655,700         $2,183,000
                                    ==========         ==========

9. LONG-TERM DEBT

On December 8, 1997, the Company obtained a short-term loan from First Security Bank of Nevada for $500,000 at 9 percent interest rate and a line of credit for $800,000 (see Note 7) both of which were due March 8, 1998. The note and line of credit were paid in full on February 13, 1998, with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

On September 15, 1998 the Company completed a $13,500,000 secured loan with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate as of September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003, the loan bears interest of 9.38%. The loan is secured by all the assets of the Company that existed at that time and a personal guarantee of the Company President and CEO and its Chairman. The loan has covenants related to debt service coverage and debt to equity that go into effect June 30, 1999.

On December 31, 1998 AASP reacquired substantially all the assets subject to certain liabilities of All-American Golf, Inc. which managed and operated the Callaway Golf Center. Under terms of the asset purchase agreement, the consideration paid by AASP consisted of payment to Active Media Services of $1,000,000 in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This promissory note has been discounted by $345,000 to reflect the notes' present value.

At December 31, 1998 and 1997, the Company had an unsecured, 10 percent note payable totaling $1,705,300 and $600,000, respectively, with the Company's chairman and principal shareholder. During 1998, the Company paid $400,000 of the $600,000 shareholder note issued to LVDG and the remainder of borrowings from the shareholder in 1998 were to AASP. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Interest payments of $137,600 and $5,000 have been deferred, in 1998 and 1997, respectively, a practice which could continue in 1999 if necessary.

Aggregate maturities of notes payable for the five years subsequent to December 31, 1998, are as follows:

                     Year ending:
                     1999               $   500,434
                     2000                   545,565
                     2001                 2,304,342
                     2002                   657,761
                     2003                   722,235
                     Thereafter          10,942,363
                                        -----------
                                        $15,672,700
                                        ===========

10.  LEASES

The Company and AASP lease office and warehouse facilities from the Company's chairman and principal shareholder under a non-cancelable operating lease agreement that expires on January 31, 2005. The lease provides for initial monthly lease payments that may be increased based on increases in the consumer price index. Until August 1994, the Company and AASP shared rent equally. beginning August 1, 1994, the allocation was changed to 50 percent to the Company and 50 percent to AASP, based on the new ownership percentages effected with the initial public offering of AASP. Beginning July 1, 1996, the Company was allocated 33 percent and AASP was allocated 67 percent. The original lease provided for monthly rental payments of $14,000 which increased based on the consumer price index. When the golf distribution system was sold in February 1997, the monthly rental decreased to $4,320 per month and decreased further to $1,830 per month in December 1998. Rent expense under this lease totaled $67,940 and $74,000 in 1998 and 1997, respectively.

The Company also leases retail space for the Company-owned store under a non-cancelable operating lease agreement which will expire on July 31, 2000 and provide for a base monthly rental payment of $10,300. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes. Rent expense under this lease totaled $117,100 and $113,000 in 1998 and 1997, respectively.

In July 1996, AASP entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of its first Las Vegas "All-American SportPark". The lease term is for a period of fifteen years, with two consecutive five-year renewal periods. The lease commenced on October 1, 1997 for All-American Golf, LLC and February 1, 1998 for the All-American SportPark.

Effective June 20, 1997, AASP canceled the original lease and replaced it with two separate leases, one for the Callaway Golf Center[TM] and the other for the SportPark Las Vegas ("SPLV"). The annual base amount of $625,000 is due in monthly installments of $52,083 (Callaway Golf Center[TM] $33,173 and SPLV $18,910). The lease term remains as stated above. Additionally, the leases contain contingent rent based upon gross sales at the park ranging from three to ten percent of the different sources of gross revenues if such percentage revenues exceed $625,000 annually. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP also entered into a Deposit Agreement which required AASP to post a refundable deposit to the lessor of $500,000. The deposit has been applied as follows: $66,346 used to pay the first two months rent for All-American Golf, $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. The remaining balance was $225,600 and $434,000 at December 31, 1998 and 1997, respectively.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $621,380 and $316,900 for 1998 and 1997, respectively.

At December 31, 1998, minimum future lease payments are as follows:

                                 Capital        Operating
            Year ending          Leases         Leases         Total
            -----------         ---------     -----------   -----------

            1999                $195,368      $   876,095   $ 1,071,463
            2000                 194,982          806,847     1,001,829
            2001                 179,190          727,017       906,207
            2002                 128,870          687,775       816,645
            2003                 108,600          697,600       806,200
            Thereafter             9,050        6,531,250     6,540,300
                                --------      -----------   -----------
     Minimum Leases Payment     $816,060      $10,326,584   $11,142,644
                                ========      ===========   ===========

Less amount representing
  interest                       164,260
                                --------
Present value of net minimum
Capital leases payments          651,800

Less current installments of
obligations under capital
leases                           121,400
                                --------

Excluding current installments  $530,400
                                ========

11.  INCOME TAXES

The federal income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

                                          1998       1997
                                       ---------   ---------
     Current                           $(380,000)  $    -
     Deferred                           (146,100)    (22,000)
     Less: Valuation allowance           526,100      22,000
                                       ---------   ---------
     Total                             $    -      $    -
                                       =========   =========

The benefits from the net operating loss carryforwards from continuing operations generated in 1997 of $740,300 was realized through an offset against taxable gain from discontinued operations. The Company received a tax refund of approximately $180,000 in 1998 related to the 1997 gain on disposal of its franchised operations reflected in the accompanying statements of operationsunder discontinued operations.

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                               1998           1997
                                            -----------    ----------
Deferred Tax Liabilities:
     Temporary differences related to
       Property and Equipment               $   (49,900)   $  (58,000)
     Book/tax basis difference in AASP         (743,000)     (743,000)
     Other                                         -             -
                                            -----------    ----------
Total Deferred Tax Liabilities                 (792,900)     (801,000)
                                            ===========    ==========

Deferred Tax Assets:
     Deferred Income                            298,500       176,000
     Other                                       29,500        14,000
     Net Operating Loss Carryforward            402,000        22,000
                                            ===========    ==========
Net Deferred Tax Liability Before
  Valuation Allowance                           (62,900)     (589,000)
Valuation Allowance                            (680,100)     (154,000)
                                            -----------    ----------
Net Deferred Tax Asset (Liability)             (743,000)     (743,000)
                                            ===========    ==========

A valuation allowance has been established to reserve the net deferred tax asset (liability) since management does not believe it is more likely than not that they will be realized.

As of December 31, 1998 the Company has available for income tax purposes approximately $402,000 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations, after consideration of minority interest, does not differ materially from the amount computed at the federal income tax statutory rate.

12.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

On October 19, 1998, LVDG issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 options for common stock of the Company at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, professional tennis player, and Sunbelt Communications Company which is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

     b.  STOCK OPTION PLANS

In June 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1991 Plan"). All options granted under the 1991 Plan except for 4,000 options which were granted in 1992 and 1993 have either expired or were replaced under an amendment to the plan effective July, 1994. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option or an option which is not an Incentive Stock Option. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations. All options granted have five-year terms and vest and become fully exercisable at the date of grant.

Total options granted under the 1991 Plan in 1994 were 481,000 at an exercise price of $.80 per share. Of these shares, 60,000 have expired while the remaining 421,000 shares are exercisable at any time through July 1999. An additional 11,000 shares were granted in 1995 at an exercise price of $.80. These options have expiration dates, which extend through January 2000. Total options outstanding under the 1991 Plan were 432,000 at December 31, 1998 and 1997, respectively, of which all were exercisable at $.80.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.20%;

dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.36; and a weighted-average expected life of the option of 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    Year ended December 31,
                                     1998             1997
                                 -----------       ----------
Net Income (Loss)
    As reported                  $(1,438,500)      $  645,000
    Pro forma                    $(1,438,500)      $  591,000
Basic and diluted net income
 (loss) per share
    As reported                  $      (.23)      $      .12
    Pro forma                    $      (.23)      $      .11

     c.  PREFERRED STOCK

A summary of the status of the Company's stock option plans for the years ended December 31, 1998 and 1997 is presented below:

                                           1998               1997
                                    ------------------  ------------------
                                              Weighted            Weighted
                                              Average             Average
                                              Exercise            Exercise
                                    Shares    Price     Shares    Price
                                    -------   --------  -------  --------

Outstanding at beginning of year    432,000   $  0.80   432,000   $  0.80
  Granted                           347,975      1.84      -          -
  Exercised                            -          -        -          -
  Forfeited                         (11,000)     0.80      -          -
  Expired                              -          -        -          -
                                    -------   -------   -------   -------
Outstanding at end of year          768,975   $  1.27   432,000   $  0.80
                                    =======   =======   =======   =======

Exercisable at end of year          768,975   $  1.27   432,000   $  0.80
                                    =======   =======   =======   =======

Weighted average fair value of
 options granted                              $  0.77             $  0.80
                                              =======             =======

The following table summarizes information about stock options outstanding at December 31, 1998:
                                                                Options
                                 Options Outstanding            Exercisable
                          ---------------------------------- -----------------
                                       Weighted
                                       Average      Weighted          Weighted
                                       Remaining    Average  Number   Average
                          Number       Contractual  Exercise Exer-    Exercise
Range of exercise prices  Outstanding  Life (Years) Price    cisable  Price
                          -----------  ------------ -------- -------  --------
$0.80-$1.84                 768,975        4.73     $ 1.27   768,975  $ 1.27
                            =======        ====     ======   =======  ======

On June 1, 1992, the shareholders approved an amendment to the Articles of Incorporation authorizing the issuance of up to 5,000,000 shares of preferred stock. On October 21, 1992, the Board of Directors authorized the creation of Series A convertible preferred stock with no par value. The Board also authorized the issuance of 512,799 shares of the Series A convertible preferred stock to the Company's chairman and principal shareholder in exchange for services rendered valued at $5,128. The Series A Convertible Preferred Stock shares are not entitled to any dividend, have a liquidation preference of $.01 per share or $5,128 and are automatically convertible into 512,799 shares of the Company's common stock once the audited financial statements of the Company for any fiscal year reports pre-tax income of at least $1,000,000. Each share of Series A Convertible Preferred Stock entitles the holder to one vote with full voting rights and powers of a holder of shares of common stock. During 1994 all of these preferred shares were transferred to the President of AASP who is also a director of the Company.

In April 1996 the Board adopted a resolution which would allow the President of AASP to convert the 512,799 shares of preferred stock to common shares, on the basis that the profit requirements of conversion had been met by the sale of the Company's golf distribution business in February 1997. This conversion occurred on June 9, 1997.

     d.  AASP PREFERRED STOCK SERIES A

On July 11, 1996 the AASP Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, AASP entered into an agreement which resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights to TOI. All proceeds related to the agreement were received in accordance with the stated terms of this agreement on October 7, 1996. Issuance costs totaling $162,000 were incurred related to the preferred stock. The preferred stock issued by AASP and accompanying options to purchase 250,000 shares of AASP common stock is included as a component of minority interest.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible at the option of TOI into one share of AASP's common stock. In the event of liquidation or dissolution of AASP, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Preferred stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by AASP upon a registration statement being declared effective by Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) AASP earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and
(2) the closing bid price for AASP common stock is at least $15.00 for 20 consecutive trading days. If AASP notifies TOI of its intent to redeem the Preferred Stock, TOI will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series A Convertible Preferred Stock is entitled to vote and will vote along with the holders of AASP's common stock.

The rights granted to TOI in accordance with the agreement include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by AASP for a period of 5 years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two SportParks and (4) other miscellaneous rights as defined. Pursuant to the agreement, AASP also granted TOI an option to purchase up to 250,000 shares of AASP's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, AASP expanded the number of Directors of AASP from four to five, and elected Motoharu Iue as a Director of AASP. Mr. Iue is the president of Three Oceans Inc.

     e.  AASP SERIES B CONVERTIBLE PREFERRED STOCK

On September 22, 1998, the AASP Board of Directors authorized the creation of 250,000 shares of Series B Convertible Preferred Stock with a $.001 par value.

On October 19, 1998, AASP issued 250,000 shares of Series B Convertible Preferred Stock to its majority shareholder, Las Vegas Discount Golf & Tennis, Inc. ("LVDG") for $2,500,000 in cash.

Each share of the Series B Convertible Preferred Stock issued to LVDG is convertible at the option of LVDG into one share of AASP's common stock. In the event of liquidation or dissolution of AASP, each share of Series B Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by AASP upon a registration statement being declared effective by the Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) AASP earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for AASP's common stock is at least $15.00 for 20 consecutive trading days. If AASP notifies LVDG of its intent to redeem the Preferred Stock, LVDG will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series B Convertible Preferred Stock is entitled to vote along with the holders of AASP's common stock.

     f.  AASP COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, AASP completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000.

Two Class A Warrants entitle the holder to purchase one share of AASP common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. The expiration date of the Class A Warrants had been extended to March 15, 1999 when they expired.

In connection with the initial public offering, AASP issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. AASP also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1998 and 1997, no warrants have been exercised.

13.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees' 401(k) LVDG Profit Sharing Plan ("the Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1998 and 1997, the Company matched 50% of employees' contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan of $10,400 and $21,900 for 1998 and 1997, respectively.

14.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key officers and directors including the President of the Company and the President of AASP. This plan became effective on January 1, 1996. During 1998 and 1997, the Company paid $45,900 and $74,000, respectively, pursuant to the plan for officers and directors of the Company.

15.  COMMITMENTS AND CONTINGENCIES

AASP has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires November 30, 2000 subject to the right to extend for three additional years provided certain conditions are met. The Company has made the required annual license payments of $50,000 for 1995, 1996, and 1997 and expects to make the 1998 payment in early 1999. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages. The Company's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, AASP entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr.
Gordon was also granted options under AASP's stock option plan.   On November
20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

AASP has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASCAR SpeedPark. The agreement, as amended, provides that AASP has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California.

In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to all non-alcoholic beverage products, except for certain specialty tenants which may use their products such as Starbucks Coffee Shop, and a few other minor exceptions, in exchange for an annual fee and advertising support expenditures. In addition, the agreement provides that Pepsi will have specified signage rights and the multipurpose arena will be named the AllSport Arena after Pepsi's AllSport drink product. In addition, the agreement provides that Pepsi will provide, without charge, all equipment needed to dispense its products at the SporkPark.

The agreement with Pepsi provides that the Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi.

In consideration for the above rights, Pepsi agreed to pay the Company a fixed payment when any portion of the SportPark was officially opened; an additional payment when the SportPark is 100% completed and all attractions are accessible by the public; and make additional comparable payments on an annual basis for the remaining 3 years of the lease. The sponsorship agreement will terminate five years after the SportPark is 100% completed, unless earlier terminated as provided in the agreement. Pepsi is current in its payments under the terms of the agreement.

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the SPLV, including the Callaway Golf Center[TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

Sportservice invested approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company.

The agreement provides Sportservice with a right of first refusal for future parks to be built by the Company in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million. The Company has not yet audited the Delaware North investment to determine monies due, if any.

In September 1998, the AASP entered into a revenue sharing tenant agreement with NAMCO Cybertainment Inc. to provide arcade, video games and multi-sport simulation attractions. NAMCO is the world's largest operator of video arcades. The lease term is for 6 years commencing on the date of opening of the amusement center.

The Company has purchased a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that it will be sufficient to cover or be available for future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

16.  SUBSEQUENT EVENT

On February 16, 1999, the Board of Directors of AASP approved the award to Ron Boreta, President of AASP, Stock Appreciation Rights (SAR's) as to 125,000 shares independent of any stock option under AASP's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however, no SAR may be exercised unless and until the market price of AASP's Common Stock equals or exceeds $10 per share. The maximum amount to be paid on the exercise of all 125,000 SARs is $500,000. The SARs expire October 26, 2008.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   LAS VEGAS DISCOUNT GOLF & TENNIS, INC.


Dated: April 27, 1999              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                         TITLE                      DATE
-----------------------       --------------------------       -------------


/s/ Vaso Boreta               President, Chairman of the       April 27, 1999
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial and
                              Accounting Officer) and
                              Director


/s/ Ronald S. Boreta          Director                        April 27, 1999
Ronald S. Boreta



/s/ Robert S. Rosburg        Director                         April 27, 1999
Robert S. Rosburg



_______________________       Director
William Kilmer