Form 10QSB
period 1999-03-31
LAS VEGAS DISCOUNT GOLF & TENNIS INC
filed 1999-05-17
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1999




                      Commission File Number: 0-17436




                    LAS VEGAS DISCOUNT GOLF & TENNIS, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)




         Colorado                                     84-1034868
-------------------------------          --------------------------------
(State of other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


           6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
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

                            Yes X             No___

As of May 12, 1999, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX

                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998                       3

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1999 and 1998                 5

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998                 6

         Notes to Condensed Consolidated Financial Statements       8

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                    11

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                    16

     Item 2.  Changes in Securities                                16

     Item 3.  Defaults Upon Senior Securities                      16

     Item 4.  Submission of Matters to a Vote of Security Holders  16

     Item 5.  Other Information                                    16

     Item 6.  Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                         17

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                March 31,    December 31,
                                                  1999           1998
                                               -----------   -----------
                                               (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,593,594    $2,584,900
  Accounts receivable                             791,591     1,028,800
  Inventory                                       574,550       569,900
  Due from Affiliated Store                        91,753        19,000
  Prepaid expenses and other                      283,862        61,900
                                              -----------   -----------
     Total current assets                       3,335,350     4,264,500

Leasehold improvements and equipment, net      24,490,896    24,675,100

Note receivable - related party                    20,000        20,000

Deposit for land lease                             69,391       225,600

Debt issuance costs, net                          375,156       393,300

Other assets                                       66,969       121,600
                                              -----------   -----------
     Total assets                             $28,357,762   $29,700,100
                                              ===========   ===========























    See accompanying notes to condensed consolidated financial statements.

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                March 31,   December 31,
                                                  1999         1998
                                              -----------   -----------
                                              (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt           $   515,470   $   559,300
  Current portion of obligations under
    capital leases                                145,446       121,400
  Accounts payable and accrued expenses         1,244,443     1,513,000
  Due to Shareholder and Affiliated Store       1,253,188     1,191,900
                                               ----------     ---------
     Total current liabilities                  3,158,547     3,385,600
                                               ----------     ---------

Note payable to shareholder                     1,480,000     1,705,300

Long-term debt, net of current portion         13,371,578    13,408,100

Obligation under capital leases, net
  of current portion                              475,766       530,400

Deferred income                                   891,863       877,100

Deferred tax liability                            743,000       743,000

Preferred stock of subsidiary                   5,000,000     5,000,000

Minority interest                                 363,378       607,100

SHAREHOLDERS' EQUITY:
Common stock, no par value; 15,000,000 shares
   authorized; 8,135,097 shares issued
   and outstanding at March 31, 1999 and
   December 31, 1998                            6,107,700     6,107,700
 Stock options issued                             268,300       268,300
 Accumulated deficit                           (3,502,370)   (2,932,500)
                                               ----------   -----------
     Total shareholders' equity                 2,873,630     3,443,500
                                               ----------   -----------
Total Liabilities and Shareholders' Equity    $28,357,762   $29,700,100
                                              ===========   ===========







    See accompanying notes to condensed consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                   1999          1998
                                              -----------   -----------
REVENUE:
  SportPark Las Vegas                         $ 1,049,487   $      -
  Retail Operations                               530,469       751,000
  Callaway Golf Center[TM]                        483,003       501,700
  Other                                             6,250        37,300
                                              -----------   -----------
      Total revenue                             2,069,209     1,290,000

COST OF REVENUE:
  SportPark Las Vegas                             219,434          -
  Retail Operations                               430,038       582,000
  Callaway Golf Center[TM]                         71,130        75,700
                                              -----------   -----------
      Total cost of revenue                       720,602       657,700
                                              -----------   -----------
GROSS PROFIT                                    1,348,607       632,300

OPERATING EXPENSES:
Selling, general and administrative             1,483,300     1,253,300
  Depreciation and amortization                   410,293       117,000
Preopening expense                                   -           23,000
                                              -----------   -----------
       Total operating expenses                 1,893,593     1,393,300
                                              -----------   -----------
OPERATING LOSS                                   (544,986)     (761,000)

Net interest (expense) income                    (343,493)     (135,000)
                                              -----------   -----------
Loss from continuing operations before
 income taxes and minority interest              (888,479)     (896,000)

Provision benefit for income taxes                (74,887)         -

Loss from continuing operations before        -----------   -----------
  minority interest                              (813,592)     (896,000)

Minority interest                                 243,722       250,000
                                              -----------   -----------
NET LOSS                                      $  (569,870)  $  (646,000)
                                              ===========   ===========

NET LOSS PER SHARE:

  Basic and Diluted:
    Net loss per share                        $      (.07)  $      (.11)
                                              ===========   ===========

 See accompanying notes to condensed consolidated financial statements.

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                   1999          1998
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $  (569,870)  $  (646,000)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Minority interest                            (243,722)     (250,000)
      Depreciation and amortization                 566,508       155,000
      Preopening expense amortization                  -           23,000
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      237,209      (174,000)
    Increase in inventory                            (4,650)      (57,000)
    (Increase) decrease in prepaid expenses
      and other                                    (180,947)       10,000
    Increase (decrease) in accounts payable
      and accrued expenses                         (268,557)    2,201,000
    Increase in deferred income                      14,763        53,000
                                                -----------   -----------
   Net cash provided by (used in) operating
      activities                                   (449,266)    1,315,000
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                            -       (5,618,000)
  Leasehold improvement expenditures               (154,488)         -
  Leasehold improvement and equipment
    disposals, net                                     -           20,000
                                                -----------   -----------
   Net cash used in investing activities           (154,488)   (5,598,000)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of line of credit                          -         (668,000)
  Decrease in notes receivable                         -           18,000
  Proceeds from notes payable and note
    payable to shareholder, net                        -        4,651,000
  Increase (decrease) in payable to Shareholder
    and Affiliated Store                            (11,465)      173,000
  Payments on notes payable and notes payable
    to shareholder                                 (345,499)         -
  Principal payments on capital lease
    obligations                                     (30,588)      (35,000)
                                                -----------   -----------
   Net cash provided by (used in)
     financing activities                       $  (387,552)  $ 4,139,000
                                                -----------   -----------




See accompanying notes to condensed consolidated financial statements.

       LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Continued)


                                                   1999          1998
                                                -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       $  (991,306)  $  (144,000)

CASH AND CASH EQUIVALENTS,
  Beginning of period                             2,584,900       429,000
                                                -----------   -----------
CASH AND CASH EQUIVALENTS,
  End of period                                 $ 1,593,594   $   285,000
                                                ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest, net of amounts capitalized        $   341,387   $   142,986
                                                ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired through issuance of
    note payable                                $    39,847   $     -
                                                ===========   ===========



























    See accompanying notes to condensed consolidated financial statements.

      LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Las Vegas Discount Golf & Tennis, Inc. ("LVDG") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). LVDG owns two-thirds of AASP, a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 1999 and for all periods presented.

Certain reclassifications have been made to previously reported amounts to conform them to the current presentation.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the management and operation of a family and sport-oriented theme park under the name "All-American SportPark" located in Las Vegas, Nevada. The first SportPark was completed on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which include: The Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and All-Sport Arena.

2.  CALLAWAY GOLF CENTER[TM]

In the first three months of 1998, AASP operated the Callaway Golf Center as the managing member of All-American Golf, LLC. AASP owned 80% of the membership units and Callaway Golf Company ("Callaway Golf") owned the remaining 20% of the membership units. The Callaway Golf Center occupies approximately forty-two of the sixty-five acre All-American Sportpark. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

All-American Golf, LLC (the "LLC") was formed by Callaway Golf Company contributing $750,000 of equity capital and loaning the LLC $5,250,000. AASP contributed the value of expenses it incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000.

AASP sold its interest in All-American Golf, LLC to Callaway Golf on May 5, 1998 but retained the right to repurchase its 80% interest in the LLC for a period of two years on essentially the same financial terms under which it had sold its interest. This sale netted AASP approximately $1.5 million in cash and relieved AASP of approximately $3 million in debt.

On December 31, 1998, AASP acquired substantially all of the assets subject to certain liabilities of All-American Golf, LLC that had been managing and operating the Callaway Golf Center. Under terms of this asset purchase agreement, AASP paid Active Media Services, an entity related to Callaway Golf Company, $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In the accompanying condensed consolidated balance sheets, this promissory note payable has been discounted to its net present value.

3.  SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998, AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to Nevada State Bank to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as additional collateral.

4.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. However, when an entity has a loss from continuing operations, no potential common shares are included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 and 5,831,807 for the three-month periods ended March 31, 1999 and 1998, respectively.

On February 16, 1999, the Board of Directors of AASP approved the award to the President of the Company, Stock Appreciation Rights ("SAR's") as to 125,000 shares independent of any stock options under AASP's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however no SAR may be exercised unless and until the market price of AASP's Common Stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The

SAR's expire on October 26, 2008. The award of these SAR's had no impact on results of operations for the periods presented in this report.

No other stock options or similar instruments of AASP or the Company were granted or issued during the three months ended March 31, 1999.

5.  RELATED PARTY TRANSACTIONS

AASP has unsecured, ten percent notes payable to shareholder of $1,480,000 and $1,705,300 at March 31, 1999 and December 31, 1998, respectively. The Company paid $225,300 on these notes payable in late March 1999.

The Company normally has extensive transactions and relationships with its chairman and principal shareholder, a retail store owned by the Company's chairman (the "Affiliated Store") and AASP. The Affiliated Store operates in Las Vegas, Nevada. The Affiliated Store and the Company benefit through volume purchasing together and shared costs of local and national advertising conducted by AASP. The Affiliated Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $19,600 and $60,000 for the three months ended March 31, 1999 and 1998, respectively. Purchases of merchandise from the Affiliated Store are recorded at the Company's cost and totaled $133,851 and $36,000 for the three months ended March 31, 1999 and 1998, respectively.

6.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of March 31, 1999 and December 31, 1998:

                                                 1999          1998
                                              -----------   -----------
      Building                                $17,631,803   $17,592,200
      Land Improvements                         3,149,700     3,139,500
      Furniture and equipment                   1,841,680     1,754,900
      Leased equipment                          1,079,840     1,041,300
      Signs                                       654,321       651,100
      Go-Karts                                    462,780       479,500
      Leasehold improvements                      417,922       372,500
      Other                                       168,100       168,100
                                              -----------   -----------
                                               25,406,146    25,199,100
                                              -----------   -----------
      Accumulated depreciation and
        amortization                             (915,250)     (524,000)
                                              -----------   -----------
                                              $24,490,896   $24,675,100
                                              ===========   ===========

7.  LEASES

LVDG and AASP share facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires January 31, 2005. Rent is allocated 50% to LVDG and 50% to AASP. Monthly rent from January to November 1998 was $4,230. Effective December 1998, monthly rent is $1,830.

The land underlying the All-American SportPark is leased to AASP at a base amount of $52,083 per month allocated $33,173 to the Callaway Golf Center and $18,910 to the Sportpark Las Vegas ("SPLV"). Also, the lease has provisions for contingent rent to be paid by AASP upon reaching certain levels of gross revenues at the All-American Sportpark. The lease commenced October 1, 1997 for the Callaway Golf Center and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options.

The Company leases retail space for the Company-owned store under a non-cancelable operating lease agreement which will expire on July 31, 2000 and provide for a base monthly rental payment of $10,300. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years.

8.  COMMITMENTS AND CONTINGENCIES

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

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes included in this report.

OVERVIEW

The Company's continuing operations consist of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for the quarter ended March 31, 1999 include the results of the Rainbow retail store, and the All-American Sportpark in Las Vegas, Nevada which includes the Sportpark Las Vegas and the Callaway Golf Center. The Sportpark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations in October 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then repurchased 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUE. Revenue increased to $2,069,209 in 1999 compared to $1,290,000 in 1998 due primarily to the opening of the SportPark Las Vegas on October 9, 1998. The Sportpark Las Vegas contributed $1,049,487 to 1999 revenues offset by decreased revenues of approximately $220,000 at the Rainbow store. Rainbow store revenues declined reflecting extremely competitive conditions in the golf retail business including lower pricing. Other income declined to $6,250 in 1999 from $37,300 in 1998 due primarily to management fees of $25,200 earned by AASP in 1998 to manage the Callaway Golf Center; no management fees were earned in 1999 since AASP now owns 100% of the Callaway Golf Center.

     COST OF REVENUE. Cost of revenue increased to $720,602 in 1999 compared to $657,700 in 1998 due mainly to the opening of the Sportpark Las Vegas on October 9, 1998. This was partially offset by higher costs for retail operations which are directly related to higher retail revenues in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE("SG&A"). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $1,483,300 in 1999 from $1,253,300 in 1998. The increase is due mainly to the operations of the Sportpark Las Vegas, which has necessitated increased staffing and increased sales and marketing costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $410,293 in 1999 compared to $117,000 in 1998 reflecting the higher overall depreciable base of fixed assets due to the commencement of operations at the SportPark Las Vegas in October 1998.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased to $343,493 in 1999 from $135,000 in 1998 due primarily to interest costs on debt secured by the Sportpark Las Vegas which commenced operation in October 1998. In addition, some interest costs were capitalized in 1998 because the Sportpark Las Vegas was under development; however, total borrowings were less in 1998 compared to 1999.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision. The tax benefit for 1999 relates to a refund of taxes paid in prior years.

     MINORITY INTEREST. This amount is calculated as one-third of AASP's net loss for the applicable period. AASP's net loss for 1999 and 1998 were approximately the same, thus minority interest is comparable for 1999 and 1998.

     NET LOSS. Net loss for 1999 was $569,870 compared to a net loss of $646,000 in 1998. The losses are principally attributed to the start-up and fixed costs of the Callaway Golf Center[TM] in 1998 and similar reasons in 1999 due to the reacquisition of the Callaway Golf Center on December 31, 1998 and the opening of the SportPark Las Vegas in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $176,803 as compared to working capital of $878,900 at December 31, 1998, a decrease of $702,097. This decrease in working capital resulted mainly from heavy start up type costs incurred in the first quarter of 1999 to operate, promote and market the Sportpark Las Vegas. In addition, working capital was used to reduce outstanding payables by approximately $270,000.

There are no planned major capital expenditures in 1999.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $891,863 at March 31, 1999 compared to $877,100 at December 31, 1998. A sponsorship fee of $250,000 was received in the first quarter of 1999. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 1999.

On September 15, 1998, AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed. Debt service for this loan approximates $140,000 per month.

On December 31, 1998 AASP purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Callaway Golf Center generated positive cash flow in the first quarter of 1999. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could probably be arranged although there can be no assurance that AASP would be successful in securing such financing.

The Company's Chairman has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have decreased to $1,480,000 at March 31, 1999. This decrease is due to the Company repaying $225,300 of these loans in late March 1999. The remaining loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $186,000 through March 31, 1999 have been deferred, a practice which could continue throughout 1999 if necessary.

Operating Activities. Net cash used in operating activities was $449,266 for the three months ended March 31, 1999 compared to net cash provided by operating activities of $1,315,000 for the three months ended March 31, 1998. The primary reason for the difference relates to changes in accounts payable and accrued expenses. In 1998, payables increased approximately $2.2 million whereas in 1999 payables decreased approximately $270,000 due to the Company making a concerted effort to decrease its payables balance. Other factors contributing to the change in cash flow from operations are
(1) increased prepaid expenses in 1999 compared to 1998 and (2) increased SG&A costs in 1999 compared to 1998 relating to corporate administration and marketing and promotion.

Investing Activities. Net cash used in investing activities was $154,488 and $5,598,000 for the three months ended March 31, 1999 and 1998, respectively. Uses in 1998 relate to development costs to build the Sportpark Las Vegas whereas 1999 relates to normal leasehold improvement expenditures.

Financing Activities. Net cash used in financing activities was $387,552 for the three months ended March 31, 1999 compared to net cash provided by financing activities of $4,139,000 for the three months ended March 31, 1998. The primary difference between the two periods is in 1998 when the Company received approximately $4.6 million in financing from third parties and a principal shareholder.

The Company's current and expected sources of working capital are its cash balances, which were $1,593,594 at March 31, 1999, and cash flow from operations including sponsorship fees and advance deposits of various kinds. The Company has raised considerable capital in the past 2 years for development projects. The SportPark Las Vegas is now operational. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Expansion programs in other locations are not yet planned although expansion is a strategic objective of the Company. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

Year 2000

The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. The vendors of the various systems have advised management that they are all year 2000 compliant. During the first quarter of 1998, the Company hired a consultant to upgrade all of the Company's other computers and workstations so that they were all year 2000 compliant. The Company will likely incur additional costs in 1999 which are not expected to be material.

The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with which the Company has material relationships are year 2000 compliant. The Company is continuing to evaluate its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to its customers. The Company intends to initiate formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999.

Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations.

A reasonably likely worst case scenario would be for a segment of the Company's SportPark to shut down, and depending on which segment(s) was shut down and for how long, the Company's results of operations could be adversely affected. Daytime operations of the Callaway Golf Center[TM] should not be affected at all. A shutdown of operations at the Rainbow retail store could also adversely affect the Company.

The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or suppliers are not prepared for the year 2000, but the Company intends to complete this process by June 30, 1999.

Special Cautionary Notice Regarding Forward-Looking Statements

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS DISCOUNT GOLF & TENNIS, INC.


May 14, 1999                    By: /s/ Voss Boreta
                                    Voss Boreta, President and
                                    Chief Executive Officer



May 14, 1999                    By: /s/ Kirk Hartle
                                    Kirk Hartle, Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                          METHOD OF FILING
-------                                          ----------------

  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically