Form 10KSB/A
period 1998-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2000-04-28
CIK 793044

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

                         Commission File No. 0-17436

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
           (formerly named "LAS VEGAS DISCOUNT GOLF & TENNIS, INC.")
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                      84-1034868
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

         6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
       ------------------------------------------------------------
       (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

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

     NET INCOME (LOSS). The Company generated a net loss of $1,057,000 in 1998 compared to net income of $617,000 in 1997. Net income for 1997 includes income from discontinued operations of $2,887,000. The net loss for 1998 includes a gain of $1,638,000 resulting from the Company's sale of its interest in All-American Golf, LLC. Excluding these non-recurring transactions, the Company had net losses of $2,695,000 and $2,270,000 in 1998 and 1997, respectively. The larger net loss in 1998 is due primarily to reasons discussed previously in this section.

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

           (2) Form 8-K, dated October 19, 1998, reporting on Item 1, "Changes in Control of Registrant".

           (3) Form 8-K, dated December 31, 1998, reporting on Item 2, "Acquisition or Disposition of Assets".

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Las Vegas Discount Golf & Tennis, Inc.:

     We have audited the accompanying consolidated balance sheets of LAS VEGAS DISCOUNT GOLF & TENNIS, INC. (a Colorado corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended (As Restated - See Note 1(f)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Discount Golf & Tennis, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended (As Restated - See Note 1(f)) in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations and generated negative cash flow from continuing operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(d). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 24, 1999

          LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (AS RESTATED - SEE NOTE 1(f))

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

            LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (AS RESTATED - SEE NOTE 1(f))
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     DECEMBER 31,
                                                  1998          1997
CURRENT LIABILITIES:                          -----------    -----------
 Bank line of credit                          $     -        $   668,000
 Current portion of Long-term debt                559,300        500,000
 Current portion of obligations under
   capital leases                                 121,400         87,000
 Accounts payable and accrued expenses          1,655,700      2,183,000
 Due to Affiliated Store                        1,049,200        300,000
                                              -----------    -----------
   Total current liabilities                    3,385,600      3,738,000

Note payable to shareholder                     1,705,300        600,000

Long-term debt,net of current portion          13,408,100      5,250,000

Obligation under capital lease, net of
  current portion                                 530,400        217,000

Deferred income                                   877,100        517,000

Deferred income tax liability                     147,600        529,100

Preferred stock of subsidiary                   5,000,000      5,000,000

Minority interest                                 607,100      1,625,000

SHAREHOLDERS' EQUITY:
 Convertible, preferred stock, Series A,
   no par value;  authorized-5,000,000
   shares; none issued and outstanding
   for 1998 and 1997                                    -             -
 Common stock, no par value;
   15,000,000 shares authorized;
   8,135,097 and 5,831,807 shares issued and
   outstanding at December 31, 1998
   and 1997, respectively                       6,107,700     3,876,000
 Stock options issued                             268,300             -
 Accumulated deficit                           (2,337,100)   (1,280,100)
                                              -----------   -----------
   Total shareholders' equity                   4,038,900     2,595,900
                                              -----------   -----------
   Total liabilities and shareholders'
    equity                                    $29,700,100   $20,072,000
                                              ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AS RESTATED - SEE NOTE 1(f))

                                               YEARS ENDED DECEMBER 31,
                                                  1998          1997
REVENUES:                                      -----------   -----------
  Retail operations                            $ 2,926,600   $ 4,678,000
  Callaway Golf Center[TM]                         724,900       322,000
  SportPark Las Vegas                              811,400          -
  Other                                             82,100       153,000
                                               -----------   -----------
      Total revenues                             4,545,000     5,153,000

COST OF REVENUES:
  Retail operations                              2,273,200     3,565,000
  Callaway Golf Center[TM]                         716,400       570,000
  SportPark Las Vegas                              225,400          -
                                               -----------   -----------
      Total cost of revenues                     3,215,000     4,135,000

GROSS PROFIT                                     1,330,000     1,018,000

OPERATING EXPENSES:
  Selling, general and administrative            2,936,000     2,264,000
  Depreciation and amortization                    424,000       170,000
  SportPark development costs                        -           255,000
  Preopening expenses                            1,179,300       603,000
                                               -----------   -----------
      Total operating expenses                   4,539,300     3,292,000
                                               -----------   -----------
OPERATING LOSS                                  (3,209,300)   (2,274,000)

OTHER INCOME(EXPENSE):
  Interest income (expense), net                  (538,700)      106,000
  Gain on sale of interest in All-American
    Golf, LLC                                    1,638,000          -
                                               -----------   -----------
Loss from continuing operations before
  income taxes and minority interest            (2,110,000)   (2,168,000)

Provision (benefit) for income taxes              (381,500)       28,000
                                               -----------   -----------
Loss from continuing operations before
  minority interest                             (1,728,500)   (2,196,000)










The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AS RESTATED - SEE NOTE 1(f))
                                 (continued)


                                                 YEARS ENDED DECEMBER 31,
                                                   1998         1997
                                                -----------   -----------
MINORITY INTEREST                                  490,800       (74,000)

DISCONTINUED OPERATIONS:
  Loss from franchise and wholesale
    operations to be disposed of (no income
    taxes were recorded in 1997)                        -        (39,000)
  Gain on disposal of franchise and wholesale
    operations(net of applicable income
    taxes)                                         180,700     2,926,000
                                               -----------    ----------
Income from discontinued operations                180,700     2,887,000
                                               -----------    ----------
NET INCOME (LOSS)                              $(1,057,000)   $  617,000
                                               ===========    ==========


NET INCOME (LOSS) PER SHARE:

Basic and Diluted:
 Loss from continuing operations                  $(.28)         $(.40)
 Income from discontinued operations                .11            .51
                                                  ------         -----
  Net Income (Loss) per share                     $(.17)         $ .11
                                                  ======         =====



















The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (AS RESTATED - SEE NOTE 1(f))

                                           STOCK       (ACCU-
                    PREFERRED   COMMON     OPTIONS     MULATED)      TOTAL
                      STOCK     STOCK      ISSUED      DEFICIT       EQUITY
                     -------  ----------   -------   -----------   ----------
Balance
December 31, 1996   $ 5,000   $3,871,000       -     $(1,897,100)  $1,978,900

512,799 of common
stock issued in
exchange for 512,799
shares of Series A
convertible prefer-
red stock            (5,000)       5,000       -            -            -

Net Income             -            -          -         617,000      617,000
                    -------   ----------   --------   ----------   ----------
Balance
December 31, 1997      -       3,876,000       -      (1,280,100)   2,595,900

Issuance of
2,303,290 shares
of common stock and
347,975 options        -       2,231,700    268,300         -       2,500,000

Net Loss               -            -          -      (1,057,000)  (1,057,000)
                    -------   ----------   --------   -----------  -----------
Balance
December 31, 1998   $  -      $6,107,700   $268,300  $(2,337,100)  $ 4,038,900
                    =======   ==========   ========  ===========   ===========






















The accompanying notes are an integral part of these consolidated financial statements.

           LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AS RESTATED - SEE NOTE 1(f))

                                                  YEARS ENDED DECEMBER 31,
                                                    1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------   ------------
Net income (loss)                               $ (1,057,000)  $   617,000

Adjustment to reconcile net income (loss) to
 net cash used in operating activities:
  Minority interest                                 (490,800)       74,000
  Depreciation and amortization                      424,400       236,000
  Gain on sale of investment in AAG               (1,638,000)         -
  Gain on disposition of leasehold improve-
    ments and trademark rights                          -          (68,000)
  Preopening expenses                                   -          603,000
  Gain on disposal of franchise, wholesale
    and retail stores, net of income taxes              -       (2,926,000)
  Change in deferred tax liability                  (381,500)       28,000

Changes in assets and liabilities:
  Increase in accounts receivable                   (802,000)      (12,000)
  Increase in inventory                              (91,000)      (79,000)
  Decrease in due from officer                         3,000        10,000
  Increase in prepaid expenses and other            (169,100)      (15,000)
  Increase in accounts payable
    and accrued expenses                             241,000       831,000
  Decrease in deferred franchise fees                   -          (63,000)
  Increase in deferred income                        360,000       426,000
                                                 -----------    ----------
Net cash used in operating activities             (3,601,000)     (338,000)
                                                 -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds received from sale of franchise
   wholesale and assets held for sale                   -        4,586,000
 Project development costs                              -       (6,247,000)
 Increase in other assets                               -          (14,000)
 Leasehold improvement expenditures              (15,405,000)   (9,698,000)
 Proceeds from sale of investment in AAG           1,205,000          -
Preopening expenses                                     -         (703,000)
                                                 -----------   -----------
Net cash used in investing activities            (14,200,000)  (12,076,000)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit                      -          668,000
 Repayment of line of credit                        (668,000)     (398,000)
 Principal payments on notes payable to
   shareholder                                          -         (631,000)
 Proceeds from Long-term debt and note
   payable to shareholder and related entity       18,335,000    6,350,000







The accompanying notes are an integral part of these consolidated financial statements.

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AS RESTATED - SEE NOTE 1(f))
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

             LAS VEGAS DISCOUNT GOLF & TENNIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (AS RESTATED - SEE NOTE 1(f))

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

     f.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been restated to reflect a change in the accounting for the deferred tax liability related to the Company's book/tax basis difference in its investment in AASP (see note
11). The Company previously was not adjusting this deferred tax liability for changes in the Company's basis in AASP. The impact of this change is as follows:

                                                  1998          1997
                                                  ----          ----
     Increase (decrease) in:
       Deferred income tax liability            $(595,400)    $(213,900)
                                                =========     =========
       Total stockholders' equity               $ 595,400       213,900
                                                =========     =========

     (Increase) decrease in:
       Loss from continuing operations          $ 381,500     $ (28,000)
                                                =========     =========
       Loss per share from continuing
         operations                             $     .06     $    (.01)
                                                =========     =========

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

At December 31, 1998, minimum future lease payments are as follows:

                                 Capital             Operating
            Year ending          Leases         Leases         Total
            -----------         ---------     -----------   -----------

            1999                $195,368      $   876,095   $ 1,071,463
            2000                 194,982          806,847     1,001,829
            2001                 179,190          727,017       906,207
            2002                 128,870          687,775       816,645
            2003                 108,600          697,600       806,200
            Thereafter             9,050        6,531,250     6,540,300
                                --------      -----------   -----------
     Minimum Leases Payment     $816,060      $10,326,584   $11,142,644
                                ========      ===========   ===========

Less amount representing
  interest                       164,260
                                --------
Present value of net minimum
Capital leases payments          651,800

Less current installments of
obligations under capital
leases                           121,400
                                --------

Excluding current installments  $530,400
                                ========

11.  INCOME TAXES (AS RESTATED)

The federal income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

                                          1998       1997
                                       ---------   ---------
     Current                           $(380,000)  $    -
     Deferred                           (483,200)     28,000
     Less: Valuation allowance           481,700        -
                                       ---------   ---------
     Total                             $(381,500)  $  28,000
                                       =========   =========

The benefits from the net operating loss carryforwards from continuing operations generated in 1997 of $740,300 was realized through an offset against taxable gain from discontinued operations. The Company received a tax refund of approximately $180,000 in 1998 related to the 1997 gain on disposal of its franchised operations reflected in the accompanying statements of operations under discontinued operations.

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                               1998           1997
                                            -----------    ----------
Deferred Tax Liabilities:
     Temporary differences related to
       Property and Equipment               $   (49,900)   $  (58,000)
     Book/tax basis difference in AASP         (214,000)     (551,100)
     Other                                         -             -
                                            -----------    ----------
Total Deferred Tax Liabilities                 (263,900)     (609,100)
                                            ===========    ==========

Deferred Tax Assets:
     Deferred Income                            298,500       176,000
     Other                                       29,500        14,000
     Net Operating Loss Carryforward            402,000        22,000
                                            ===========    ==========
Net Deferred Tax Asset (Liability) Before
  Valuation Allowance                           466,100      (397,100)
Valuation Allowance                            (613,700)     (132,000)
                                            -----------    ----------
Net Deferred Tax Asset (Liability)             (147,600)     (529,100)
                                            ===========    ==========

A valuation allowance has been established to reserve certain net deferred tax assets (liabilities) since management does not believe it is more likely than not that they will be realized.

As of December 31, 1998 the Company has available for income tax purposes approximately $402,000 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations, after consideration of minority interest, differs from the amount computed at the federal income tax statutory rate only as a result of changes in the valuation allowance.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    Year ended December 31,
                                     1998             1997
                                 -----------       ----------
Net Income (Loss)
    As reported                  $(1,057,000)      $  617,000
    Pro forma                    $(1,057,000)      $  563,000
Basic and diluted net income
 (loss) per share
    As reported                  $      (.17)      $      .11
    Pro forma                    $      (.17)      $      .10

     c.  PREFERRED STOCK

A summary of the status of the Company's stock option plans for the years ended December 31, 1998 and 1997 is presented below:

                                           1998               1997
                                    ------------------  ------------------
                                              Weighted            Weighted
                                              Average             Average
                                              Exercise            Exercise
                                    Shares    Price     Shares    Price
                                    -------   --------  -------  --------

Outstanding at beginning of year    432,000   $  0.80   432,000   $  0.80
  Granted                           347,975      1.84      -          -
  Exercised                            -          -        -          -
  Forfeited                         (11,000)     0.80      -          -
  Expired                              -          -        -          -
                                    -------   -------   -------   -------
Outstanding at end of year          768,975   $  1.27   432,000   $  0.80
                                    =======   =======   =======   =======

Exercisable at end of year          768,975   $  1.27   432,000   $  0.80
                                    =======   =======   =======   =======

Weighted average fair value of
 options granted                              $  0.77             $  0.80
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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                   (formerly LAS VEGAS DISCOUNT GOLF &
                                    TENNIS, INC.)


Dated: April 28, 2000              By:/s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer