Form 10KSB
period 1999-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2000-04-28
CIK 793044

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 1999

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: _____ to ____

                         Commission File No. 0-17436

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
        --------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           COLORADO                                         84-1034868
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)

               6730 South Las Vegas Boulevard, Las Vegas, NV  89119
           ------------------------------------------------------------
           (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act: None. Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                        -----------------------------
                               (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $9,794,600

As of March 2, 2000, 8,135,097 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $479,237.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     Sports Entertainment Enterprises, Inc. (formerly Las Vegas Discount Golf & Tennis, Inc.) (the "Company") as of December 31, 1999 (1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns two-thirds of the outstanding shares of common stock and one-third of the Convertible Preferred Stock of All-American SportPark, Inc. ("AASP"), a publicly traded company. The Company's ownership position in AASP represents the Company's largest asset and the financial results of AASP have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this report contains much disclosure about AASP and its business, readers should keep in mind that AASP operates as a separate company with its own management. For further information on AASP, please see AASP's Form 10-KSB.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

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

     In addition to its ownership of AASP, the Company also has a wholly-owned subsidiary, Las Vegas Discount Golf & Tennis Rainbow, Inc., which operates the company-owned store in Las Vegas, Nevada. Unless the context indicates otherwise, all references to the Company includes the business of Sports Entertainment Enterprises, Inc. and these wholly owned subsidiaries from the dates of their organization.

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

     On February 26, 1997, the Company and AASP completed this transaction, and as a result the Company's operations, assets and liabilities now consist of one retail store and, through its ownership of AASP, the development and operation of "All-American SportParks." See "BUSINESS OF THE COMPANY."

     In connection with the sale of the above-described assets, SPEN and AASP agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its All-American SportPark business and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of SPEN, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

     AASP is a Nevada corporation that was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998. Saint Andrews Golf Corporation changed its name to All-American SportPark, Inc. to more accurately reflect its main line of business activity.

     AASP was acquired by the Company in February 1988, from Vaso Boreta, who was its sole shareholder. As of December 31, 1999, Vaso Boreta owns 22.6% of the outstanding common stock of the Company, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of AASP. As of December 31, 1999, the Company owned 2,000,000 shares of AASP's common stock, which represented approximately two-thirds of the AASP's common stock outstanding. In October 1998, the Company purchased 250,000 shares of Series B Convertible Preferred Stock of AASP which represents one-third of AASP's outstanding preferred stock.

     On July 12, 1996, AASP entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which AASP has developed its first All-American SportPark. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will completely encircle the Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres is home to the All-American SportPark (also known as SportPark Las Vegas, "SPLV") which opened for business in October 1998. See "BUSINESS OF THE COMPANY".

     On June 20, 1997, the lessor of the 65 acre tract agreed with AASP to cancel the original lease and replace it with two separate leases: one lease for the Callaway Golf Center and the second lease for the All-American SportPark. Both leases are fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened and has a base rent of $33,173 per month. The other lease commenced on February 1, 1998 and has a base rent of $18,910 per month.

     During June 1997 AASP and Callaway Golf Company formed All-American Golf LLC, a California limited liability company which was owned 80% by AASP and 20% by Callaway Golf Company, and which owned and operated the Callaway Golf Center. In May 1998, AASP sold its 80% interest in All-American Golf LLC to

Callaway Golf Company. (See "BUSINESS OF THE COMPANY"). On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of All-American Golf, LLC which resulted in AASP owning 100% of the Callaway Golf Center.

     On October 19, 1998 AASP sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player, and Sunbelt Communications Company that is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

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

     Golf merchandise includes golf apparel, clubs, shoes, balls, bags and a range of accessories including caps, tees and golf instruction videotapes.
The merchandise is sold under nationally known name brands and equipment such as St. Andrews, Callaway, Spalding, Wilson, Mac Gregor, Titleist, Taylor Made, Ping, Dunlop, Yamaha, and others.

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

     Although the Company has not experienced the inability to obtain desired goods as a result of its discount retail practice, certain manufacturers of name brand products do prohibit the Company from advertising their products at a discounted price. There is no assurance that name brand manufacturers will supply the Company with merchandise as needed. The Company believes it is important to continue to offer name brands for certain items.

ALL-AMERICAN SPORTPARK

     AASP has developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark is a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The SportPark is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles from the SportPark including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The SportPark is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates 1.3 million. The All-American SportPark is comprised of two primary businesses: The All-American SportPark (also known as SportPark Las Vegas, "SPLV"), and the Callaway Golf Center ("CGC").

     The All-American SportPark ("AASP" or "SPLV") opened for business on October 9, 1998 and operates on 23 acres of land. Key attractions and alliances are as follows:

      NASCAR SPEEDPARK. AASP has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that AASP has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

     As consideration for the license, AASP paid an initial fee of $25,000 and is required to pay a fee of $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, AASP has agreed to pay NASCAR a royalty based on each SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities. As of December 31, 1999, AASP is current in its required payments to NASCAR.

     The SpeedPark includes three unique tracks to accommodate three styles of racing: (1) the family Challenge track, (2) the adult Performance track and,
(3) the Sprint junior track. The Challenge track is a 1,200 linear foot reversible road course for nine-horsepower go-karts designed for families and children 10 and up; the Performance track is a 2,200 linear foot road course for twenty-horsepower NASCAR-style go-karts designed for youths and adults 16 years and older; the Sprint track is a 500 linear foot figure eight track for adults and smaller children. The SpeedParks are comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.
Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage compete on the three tracks. The cars are various scale versions of NASCAR replicas each designed and engineered to fit each of the three tracks.

     Jeff Gordon, Inc. In May 1996, AASP entered into an agreement with Jeff Gordon, the 1997 and 1998 NASCAR Winston Cup Champion, 1998 and 1999 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid

$25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Mr. Gordon was also granted options under the AASP's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to AASP, to limit his services to the AASP in Las Vegas and to set his base fee at $25,000 per year. As of December 31, 1999, AASP is current in its payments to Jeff Gordon, Inc. AASP is currently evaluating its extension options under this agreement.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training. AASP has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, AASP also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted open-air batting stadium that attempts to duplicate a major league experience for its patrons. Unlike batting cages that are the normal industry standard, AASP's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at five different speeds. Outfield wall replicas of Fenway Park's "Green Monster", Baltimore's Oriole Park at Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League experience is authentic turnstiles, classic ballpark food and beverage concessions, and baseball memorabilia. In the advanced planning stage are an electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes.

     In December 1994, AASP entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of AASP's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, AASP holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, AASP agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, AASP must pay $50,000 during such year. In addition to and as an offset against the minimum payments set out above, AASP is required to pay to MLB a royalty based on the gross revenue derived from Slugger Stadium. AASP has made the payments required for 1995, 1996 and 1997. As of December 31, 1999, AASP owes MLB approximately $78,000 for 1998 and a portion of the 1999 required payments. A payment arrangement has been established with MLB. AASP expects to meet with MLB in the second quarter of 2000 to renegotiate its licensing agreement.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion Building includes a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Company and tenant operated sports activities including the "Boston Garden Experience" Restaurant & Bar, Augusta National Putting Experience, Namco's Time Out Arcade, "The Rock" Sport Climbing Wall, and All-American SportPark Logo Shop.
Other attractions are planned including the RealRide SkatePark and Retail Shop scheduled opening March 17, 2000. The SkatePark will feature the B3 Street Course ramps used in the ESPN X-Games.

     PEPSI ALLSPORT ARENA. At the epicenter of the Pavilion building is the 25,000 square foot Allsport Arena which can be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions. The Allsport Arena has played host to indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, ESPN2 Friday Night Fights, annual super bowl parties, large group events featuring top entertainers, corporate rallies, music and entertainment events. It includes a giant 32 foot video display, state of the art audio, video, and lighting system, and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it accommodates the core business use for in-line skaters who are able to skate to an entertaining multimedia light and sound performance.

     Beginning March 17, 2000, the Allsport Arena will be the site of the RealRide SkatePark featuring the ESPN X-Games B3 Street Course. The Skatepark will be the core business in the Arena when not being used for a scheduled event. RealRide SkatePark is a tenant that will be required to pay the Company percentage rent at escalating rates depending on gross sales levels. In addition to operating the SkatePark, RealRide will also be operating a retail store inside the SportPark Pavilion building. RealRide is responsible for all capital improvements for all facilities it uses and is required to carry appropriate levels of insurance for its operations. Plans are for RealRide SkatePark, at its sole expense, to construct a permanent outdoor skatepark on the exterior of the SportPark property by Summer 2000.

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

     The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the SportPark and Pepsi.

     In consideration for the above rights, Pepsi agreed to pay AASP a fixed payment when any portion of the SportPark was officially opened; an additional payment when the SportPark was 100% completed and all attractions were accessible by the public; and make additional comparable payments on an annual basis for the remaining term of the agreement such that five total payments are received. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement. Pepsi is current in its payments per the terms of the agreement.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All American SportPark, including the Callaway Golf Center , during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice invested approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million. AASP is awaiting documentation from Sportservice to determine additional monies due, if any.

     CALLAWAY GOLF CENTER . In June 1997, AASP completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas Boulevard in Las Vegas. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system, the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by AASP and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. AASP contributed the value of expenses incurred by AASP relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     The LLC had executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf had the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000.

     As a result of the sale of its interest in the LLC, on May 5, 1998, AASP had no ownership of or involvement with the Callaway Golf Center[TM] until the end of 1998 (as described in the following paragraph), and the Callaway Golf Center[TM] was operated separately from the Sport Park Las Vegas. However, AASP had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. This transaction was completed in order to improve AASP's financial condition which in turn improved the AASP's ability to complete the financing needed for the final construction stage of the SportPark Las Vegas and for the business activities going forward.

     On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of All-American LLC which managed and operated the Callaway Golf Center. Under terms of the asset purchase agreement, the consideration paid by AASP consisted of payment to Active Media Services $1,000,000 in the form of a $1,000,000 promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing programs in place for the CGC and the SPLV are separate and distinct. The CGC is focused primarily on the local individual customers with some emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective.

     The CGC, which includes the nine-hole par 3 golf course, driving range, and clubhouse, is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas and can also be included in the SportPark opportunities described below or as a stand alone business.

     For the SPLV, differences in the marketing plan for the year 2000 compared to the 1999 plan are (1) marketing efforts will be focused on the resident individual consumers rather than individual tourist, except where it supports group sales and, (2) a major focus will be on group sales. In 1999, more emphasis was placed on attracting individual tourists that did not prove effective. A trend began developing in the latter half of 1999 that indicated increasing demand for group and special events at the SPLV. After thorough analysis by AASP management and Management Resources, Inc., an industry consultant hired by the Company in December 1999, the Company determined that it was necessary to close the SPLV to the general public during the slower and less profitable weekdays and reserve such days for group and special events.

Effective January 10, 2000, the SPLV closed to the general public Monday through Wednesday, reserving these days for group sale and special event business. Groups generally have the ability and interest in having their events primarily on weekdays whereas the general public did not historically visit the SPLV at the attendance levels necessary to support opening to the general public. The SPLV marketing and sales team has been staffed with experienced professionals in distinct market segments to capitalize on this opportunity. Additionally, AASP has plans for new attractions and changes in product mix to enhance efforts to entice more local resident consumers on normal operating days as well as enhancing the experience for group sale and special event customers.

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States and overseas using the prototype installation at the SPLV as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management plans to develop the concept to include installations alongside Super speedways, NASCAR Team Race/Shops Racing Retail &
Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums.

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas could require considerably more financial resources than the Company presently has and more management and human resources than presently exists at the Company.

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

     The Company also competes with entities engaged in the sale of similar merchandise by telephone and mail order sales. The largest telephone and mail order competitor that advertises through catalogs is much larger and has greater financial resources than does the Company. Major competitors that advertise through national magazine advertisements are Nevada Bob's Discount Golf & Tennis and Edwin Watts.

     Principal competitive factors faced by the Company in the sale of merchandise generally are price, quality, personal service, merchandise, convenience, and customer loyalty. The Company believes that the prices of the merchandise it offers are generally below those offered by non-discount retail outlets.

     SPORTPARKS. Any SportParks built by the Company will compete with any other family/sports attractions in the city where the SportPark is located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitors and patrons.

     In the Las Vegas market, the Company has competition from other golf courses, theme parks, family entertainment centers, and hotel/casinos.
Company management believes it has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and product mix which is unlike any competitor in the market. Also, with a new focused marketing and sales strategy, the Company believes its aggressive approach will further its goal of becoming the top family sports entertainment venue in Las Vegas.

TRADE NAMES AND TRADEMARKS

     The Company has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium." The Company intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

EMPLOYEES

     As of March 2, 2000, there were 10 full time employees at the Company's executive offices, 36 at CGC, and 57 at SPLV. There were also 46 part-time employees at the SPLV. The Rainbow Store had 7 employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Company's other principal asset, the SportPark Las Vegas is located adjacent to the CGC at 121 East Sunset Road. The two properties occupy approximately 65 acres of leased land described in
"ITEM 1.  DESCRIPTION OF BUSINESS   BUSINESS DEVELOPMENT."  The CGC was opened
October 1, 1997 and the SPLV was opened October 9, 1998. Both properties are in good condition both structurally and in appearance. The CGC is owned 100% by AASP through a wholly-owned subsidiary, All-American Golf Center, Inc. The SPLV is owned 100% by AASP through a wholly-owned subsidiary, SportPark Las Vegas, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998. A fifteen-year note payable secured by a first deed of trust exists on the SPLV in the original amount of $13.5 million with interest at 4% above the Bank's five-year LIBOR rate (9.38% at December 31, 1999) payable in monthly installments of approximately $140,000 beginning November 1998. This note is currently in default. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the matters described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On December 28, 1998 Sorensen Construction, Inc. filed a complaint in the District Court of Clark County, Nevada against All-American SportPark LLC seeking damages in the amount of $104,514. Sorensen claims that it provided steel and labor to the All-American SportPark pursuant to a contract but was not paid. The complaint alleged breach of contract, unjust enrichment, declaratory relief, and interest and attorneys fees. No discovery has been conducted and a trial has not been set. Management intends to vigorously defend the case.

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price, doing business as Mach One Marketing Group, filed a complaint against AASP in the U.S. District Court of the District of Nevada, seeking compensatory damages in the amount of $333,333, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SPLV. This case is in the discovery stage.

     On December 22, 1999, Nevada State Bank recorded a formal notice of default with respect to indebtedness alleged to be in default. The bank asserts an unpaid principal balance of $13,049,922 plus late charges, interest and expenses. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of the negotiations with Nevada State Bank.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint against the Company in the District Court of Clark County Nevada against AASP and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. AASP has not yet filed an answer to this complaint. At December 31, 1999, AASP had accrued a liability for the amount claimed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is presently quoted on the OTC Bulletin Board under the symbol "SPEN." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                HIGH       LOW
      -----------------------------           -------    -------
      Year Ended December 31, 1999:
       First Quarter                           $1.000     $0.469
       Second Quarter                          $0.938     $0.313
       Third Quarter                           $0.688     $0.250
       Fourth Quarter                          $0.313     $0.125

      Year Ended December 31, 1998:
       First Quarter                           $3.500     $0.688
       Second Quarter                          $2.500     $1.000
       Third Quarter                           $1.188     $0.656
       Fourth Quarter                          $1.250     $0.469


     HOLDERS. The number of holders of record of the Company's no par value common stock at March 2, 2000, was approximately 985. This does not include approximately 1,500 shareholders that hold stock in their accounts at broker/dealers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this report.

OVERVIEW

     The Company's operations consist of a single retail store and the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for 1999 include results of the All-American SportPark in Las Vegas, Nevada which includes the SportPark Las Vegas and the Callaway Golf Center. The SportPark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations on October 1, 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased to $9,794,600 in 1999 compared to $4,545,000 in 1998. Revenues from SPLV were $4,814,575 in 1999 compared to $811,400 in 1998. This increase is attributed to (1) a full year of SPLV operations in 1999 compared to only 2-1/2 months in 1998; the SPLV opened for business on October 9, 1998 and (2) Group sales revenues in 1999 of about $1.4 million compared to essentially no group sales in 1998. Revenues from the CGC were $2,154,222 in 1999 compared to $724,900 in 1998. The increase for CGC is due mainly to the fact that the Company operated the CGC for just slightly over four months in 1998 compared to a full twelve months in 1999. The CGC commenced operations on October 1, 1997, the Company sold its 80% interest in the CGC on May 5, 1998 and then acquired 100% of the CGC on December 31, 1998. Revenues from retail operations were $2,782,993 in 1999 compared to $2,926,600 in 1998. This 5% decrease is due primarily to a continued general slump in the retail golf equipment business nationally which has carried over from 1998.

     OTHER INCOME. Other income in 1999 remained consistent with 1998 and relates primarily to credit card royalty income.

     COST OF REVENUES. Cost of revenues increased by $1,851,698 in 1999 compared to 1998. Cost of revenues as a percentage of revenues was 46% in 1999 and 57% in 1998. The decrease is due mainly to a full 12 months of operations for the SPLV and CGC in 1999 compared to only 2-1/2 months for SPLV and 4 months for CGC in 1998. The full year of operations for each in 1999 provides for a seasonal blend of costs to revenues which was not the case in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs. The increase to $6,621,909 in 1999 from $3,540,400 in 1998 reflects higher payroll, sales and marketing, and other costs associated with a full twelve months of operation in 1999 at SPLV and CGC compared to 2-1/2 and 4 months, respectively, in 1998. In 1998 compared with 1999, a greater proportion of professional fees were incurred, mostly accounting and legal, related to multiple financing transactions in 1998. In 1999, significantly more sales and marketing costs were incurred in increasing customer traffic to create heightened awareness and repeat visitation to both properties.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,696,354 in 1999 compared to $424,000 in 1998 due mainly to the SPLV being in operation for a full twelve months in 1999 compared to 2-1/2 in 1998.

     PREOPENING EXPENSES. In 1998, preopening expenses were $1,179,300, which consisted of payroll and operating expenses incurred before opening the SPLV.

     OTHER INCOME (EXPENSE). Net interest expense was $1,629,484 in 1999 compared to $538,700 in 1998. This increase is due mainly to interest on debt associated with the SPLV that was incurred for twelve months in 1999 compared to 2-1/2 in 1998. Interest costs incurred prior to the opening of the SPLV in 1998 were capitalized due to it being under development. The Company recorded a gain of $1,638,000 in 1998 related to the sale of its 80% interest in the CGC on May 5, 1998.

     INCOME TAXES. Due to net losses in 1999 and 1998, the Company has recorded no tax provision. However, the benefit of $516,819 in 1999 relates to (1) a tax refund of $156,832 which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net taxable income; this had resulted from the Company's 1997 sale of its franchised retail stores, (2) $212,387 related to overpayment of taxes from 1997, and (3) a $147,600 decrease in the deferred tax liability. The benefit in 1998 results from a decrease in the deferred tax liability.

     MINORITY INTEREST. Minority interest was $607,100 in 1999 compared to $490,800 in 1998. This caption reflects the portion of operating losses that are allocated to the minority shareholders of AASP.

     NET LOSS. The Company incurred a net loss of $3,491,526 in 1999 compared to $1,057,000 in 1998. The net loss for 1998 includes a gain of $1,638,000 resulting from the Company's sale of its interest in All-American Golf, LLC. Excluding this non-recurring transaction, the Company's net loss for 1998 was $2,695,000. The larger net loss in 1999 is due primarily to continued first year start up, sales and marketing, and other fixed costs of the SPLV that opened in October 1998 and similar expenses for the CGC due to the reacquisition of this facility on December 31, 1998. The SPLV accounted for approximately 92% of the 1999 net loss, Retail operations accounted for 4%, the CGC accounted for 1%, and the remainder relates to corporate overhead.
The Company spent the majority of 1999 aggressively marketing the SPLV to increase traffic flow. Included in this marketing campaign were aggressive sales strategies to lure large groups and special events to the Park which are expected to create the basis for recurring events and groups returning year after year for group parties. Management of the Company is committed to this strategy and will continue to focus on methods to attract and retain customer loyalty. Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the Park. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In this regard, in December 1999 the Company hired an amusement industry consultant, Management Resources, Inc. ("MRI") to evaluate all operational and marketing elements of the SPLV. MRI completed Phase I of its report January 2000 and Phase II in February 2000. See further discussion under the heading:
"LIQUIDITY AND CAPITAL RESOURCES."

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had a working capital deficit of approximately $14,505,566 compared to positive working capital of $2,051,800 at December 31, 1998. Approximately $13.5 million of the 1999 working capital deficit relates to the note payable secured by a first deed of trust on the SPLV that has been in default since September 1999. Because of the default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note was not classified as all current, the Company's working capital deficit at December 31, 1999 would be about $1.4 million. This decrease in working capital resulted mainly from heavy first year start-up type costs incurred in 1999 to operate, promote and market the SPLV. In addition, working capital was used to acquire certain equipment and leasehold improvements totaling approximately $1 million.

     On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the

SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure. Debt service for this loan approximates $140,000 per month.

     AASP has not been in compliance with certain covenants related to this loan since September 30, 1999. Also, because of cash constraints, AASP did not make its September loan payment to the Bank and since then has not made any loan payments. The Bank has notified AASP that failure to make such monthly payments constitutes a default under the terms of the loan; the Bank filed a formal notice of default on December 22, 1999. AASP has had discussions with the Bank in an attempt to renegotiate the terms of the loan. As part of these discussions, the Bank and AASP agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Bank hired a different industry consultant to review MRI's recommendations. AASP met with the Bank's representative on March 21, 2000 to discuss the results of both reports and begin negotiations of a work-out plan. AASP presented its proposal to the Bank; the Bank is now in the process of evaluating the proposal and is expected to respond by early April 2000. There can be no assurance that AASP will be successful in negotiating a work-out plan with the Bank.

     MRI's report includes detailed revenue and cost projections and a detailed sales and marketing plan. This report suggests (1) refocusing on the local individual customer base rather than individual tourists, (2) focusing significant resources on group sales and special events, (3) adding new products to supplement the performance of the Park during peak operating times (weekends) to maximize revenue, and (4) simplifying and providing consistency in the Park's ticketing programs. Management of AASP believes that the plans included in this report provide the necessary focus and detailed goals and action plans to substantially improve the SportPark's operating results in the Year 2000 and beyond. Although AASP is confident it can eventually achieve profitability and positive cash flow by successfully executing this plan, there can be no assurance that AASP will be successful in doing so.

     In addition to the Plan recommended by MRI, AASP is aggressively pursuing several other opportunities. The Company is developing, with the assistance of independent qualified professionals, a comprehensive business plan that will be used as the basis for seeking financing to either (1) refinance existing debt, (2) infuse sufficient working capital into AASP to insure future success, and (3) accelerate expansion plans into other markets.
Several options are being evaluated to raise capital for AASP. Also, management is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate AASP's expansion plans; several possible business structures will be evaluated. An important element of AASP's plan will be to increase the Company's exposure in the financial community. There can be no assurance that AASP will be successful in its efforts to raise capital nor can there be any assurance that AASP will be successful in its efforts to structure a relationship with a well-known, established company in its industry to facilitate its expansion plans.

     There are no planned material capital expenditures in 2000.

     AASP in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $694,396 at December 31, 1999 compared to $877,100 at December 31, 1998. Pursuant to the AASP's agreement with Pepsi, the Company received its fourth of five sponsorship installment payments in January 2000. It is anticipated but cannot be guaranteed that other sponsorship fees and advances will be a source of cash flow in 2000.

     On December 31, 1998 AASP purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center generated positive cash flow in 1999. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (the "Paradise Store") has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have increased to $1,777,328 at December 31, 1999. The Company paid back $225,000 of these amounts in late March 1999; the offsetting increase relates to accrued interest payable on the remaining balances outstanding. The loans are due in the year 2001 and bear interest at ten percent per annum. Accrued interest payable of $297,328 at December 31, 1999 has been deferred, a practice which is expected to continue in 2000, if necessary.

     The Company's accounts payable and accrued expenses increased in 1999 to $2,464,068 from $1,513,000 in 1998. The 1999 balance includes $520,280 of accrued interest payable to Nevada State Bank.

     OPERATING ACTIVITIES. During 1999, net cash used in operating activities was $968,935 compared to $3,601,000 in 1998. The primary reasons for the difference relate to (1) more favorable changes in accounts receivable and inventories in 1999 compared to 1998 of approximately $1.6 million, (2) a larger increase in accounts payable and accrued expense balances of approximately $700,000, (3) a $1,638,000 gain on sale of the AASP's investment in CGC in 1998; no such transaction occurred in 1999, (4) higher depreciation and amortization of approximately $1.9 million in 1999 compared to $424,000 in 1998, (5) a smaller operating loss in 1999 compared to 1998 by about $220,000, and (5) a decrease in deferred income in 1999 compared to an increase in deferred income in 1998 resulting in a less favorable change in 1999 of about $540,000.

     INVESTING ACTIVITIES. During 1999, net cash used in investing activities totaled $1,009,812 compared to $14,200,000 in 1998. The primary uses of cash for investing activities in 1998 relate to the development of the SportPark. Of the 1999 cash used in investing activities, approximately $765,000 was used at SPLV for leasehold and land improvements, furniture and equipment. Approximately $220,000 was used at the CGC for leasehold improvements.

     FINANCING ACTIVITIES. During 1999, net cash used in financing activities was $405,652 compared to net cash provided by financing activities during 1998 of $19,956,900. The sources of borrowings in 1998 related to increases in notes payable to shareholder, the Nevada State Bank financing of $13,500,000, and to proceeds of $2,500,000 from issuance of common stock to ASI, LLC. The 1999 uses relate principally to normal paydowns on various forms of debt.

     The Company's current and expected sources of working capital are its cash balances, which were $200,501 at December 31, 1999, and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its third full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could likely be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

GAIN ON SALE OF INVESTMENT IN ALL-AMERICAN GOLF, LLC

     On May 5, 1998, AASP sold its 80% interest in All-American Golf, LLC to Callaway Golf Company in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to AASP in March 1998 by Callaway, and related accrued interest thereon. In connection with the sale of its membership units, AASP resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provided for a buy back option to AASP which enabled it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,638,000 on the disposal of its 80% interest in All-American Golf, LLC.

     On December 31, 1998, AASP acquired substantially all of the assets subject to certain liabilities of All-American Golf, LLC that had been managing and operating the Callaway Golf Center. Under terms of this asset purchase agreement, AASP paid Active Media Services, an entity related to Callaway Golf Company, $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media Services issued a $4 million trade credit to Callaway Golf Company.

YEAR 2000 COMPLIANCE

     The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company experienced no significant problems as a result of the changeover to the Year 2000 and does not expect any residual effects to significantly impact the Company.

SAFE HARBOR PROVISION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulations and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-23 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 16 1999, management of the Company with Board of Directors
approval selected new auditors Piercy, Bowler, Taylor & Kern   through a
formal bid process. This resulted in the dismissal of Arthur Andersen, LLP as the Company's auditors. For the year ended December 31, 1998, Arthur Andersen, LLP issued a qualified opinion modified as to a going concern uncertainty. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           66     Chairman of the Board, President, Chief Executive
                             Officer, Treasurer and Secretary

Ronald S. Boreta      37     Director

Robert R. Rosburg     72     Director

William Kilmer        59     Director

Kirk Hartle           34     Chief Financial Officer


     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

     In February 1998, the Board of Directors of the Company established an audit committee whose members are William Kilmer and Robert Rosburg, both of whom are independent Directors of the Company. The Company presently has no compensation or nominating committee.

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

     KIRK HARTLE has served as Chief Financial Officer of the Company and AASP since June 1, 1999. Prior to his employment with the Company that began April 5, 1999, Mr. Hartle was a Senior Manager with KPMG LLP. His experience spans over 11 years in public accounting with both KPMG LLP and Deloitte & Touche LLP, 6 of which were in a management capacity. Mr. Hartle is a Nevada CPA and received a Bachelor's Degree in Business Administration-Accounting from the University of Nevada, Las Vegas. He devotes 100% of his time to the business of the Company and AASP.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than ten percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except that the Form 3 for Kirk Hartle, the Company's Chief Financial Officer, was filed late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1999, 1998 and 1997 from the Company:

                                SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------   -----------------------
                                                               SECURITIES
                                              OTHER    RE-       UNDERLYING    ALL
                                              ANNUAL   STRICTED  OPTIONS/     OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK     SARs         COMPEN-
POSITION             YEAR   SALARY   BONUS    SATION   AWARD(S)  (NUMBER)     SATION
------------------   ----  -------- --------  -------  --------- -----------  ------
Vaso Boreta,         1999  $102,381   --      $30,250     --        --          --
 President and              <FN1>              <FN2>
Chairman of the      1998  $100,000    --     $25,833     --        --          --
 Board               1997  $100,000    --     $40,000     --        --          --

Ronald S. Boreta,    1999  $121,939    --     $29,301     --      281,000       --
 President and              <FN1>              <FN3>
 CEO of Subsidiary   1998  $100,000    --     $39,348     --        --          --
                     1997  $101,000 $100,000  $58,183     --        --        $4,231
                                     <FN4>                                     <FN5>
_________________

<FN1>
Includes $21,074 deferred by Ron Boreta and $17,445 deferred by Vaso Boreta until such time as the Company's cash flow is stabilized. This election was made by Ron Boreta and Voss Boreta in September 1999. All of Ron Boreta's salary in paid by AASP. All of Vaso Boreta's salary is paid by SPEN.
<FN2>
Represents amounts contributed by the Company to the Company's Supplemental Retirement Plan on behalf of Vaso Boreta.
<FN3>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf. For 1999, these amounts were $13,446 for club memberships, $7,188 for an automobile, and $8,667 to the Company's Supplemental Retirement Plan. For 1998, these amounts were $11,148 for club memberships, $7,200 for an automobile and $21,000 to the Company's Supplemental Retirement Plan.
<FN4>
Ronald Boreta received $68,202 of this bonus in 1998.
<FN5>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                         PERCENT
                         NUMBER OF       OF TOTAL
                         SECURITIES    OPTIONS/SARs
                         UNDERLYING     GRANTED TO    EXERCISE
                        OPTIONS/SARs   EMPLOYEES IN   OR BASE     EXPIRATION
      NAME                GRANTED(#)   FISCAL YEAR   PRICE($/SH)     DATE
----------------        -----------    ------------  ----------   ----------
Ronald S. Boreta(1)       281,000            68%      $1.085        8/11/04
____________

(1) Represents options issued in exchange for equivalent options that had expired unexercised in 1999.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    ---------------   ---------------
Ronald S. Boreta      -0-        -0-       281,000/281,000      $0 / $0

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

STOCK OPTION PLANS

     In December 1989, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1989 Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). This Plan replaced an earlier incentive stock option plan of the Company. Pursuant to the Plan, options to purchase up to 300,000 shares of the Company's Common Stock could have been granted to employees of the Company. No options are outstanding under the 1989 Plan and the Plan has now expired.

     In June 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"), and it was approved by the Company's shareholders in June 1992. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than the fair market value of the Common Stock on the date the option is granted.

     Under the 1991 Plan, in July 1999, options to purchase 421,000 shares of the Company's common stock expired unexercised. In August 1999, the Company's Board of Directors granted options to purchase 421,000 shares of the Company's common stock for a period of 5 years from the grant date. All such options are all 100% vested were issued to the following people and were still outstanding as of March 20, 2000.

                     RELATIONSHIP             SHARES SUBJECT    EXERCISE
      NAME           TO THE COMPANY           TO OPTION         PRICE
----------------     --------------------     --------------    --------
Ronald S. Boreta     Officer and Director         281,000       $1.085
John Boreta          Employee                     130,000       $1.085
Theodore Abbruzzese  Consultant                    10,000       $1.085

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

401(k) PLAN

     The Company maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the Company's employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company's Parent makes matching contributions equal to 50% of participants' contributions up to six percent of the participants' salary.

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

     In 1997, Vaso Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of AASP) were designated as Category I employees. The Company made contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta and Ron Boreta of $30,250 and $8,667, respectively, for 1999, and $25,833 and $25,000, respectively, for 1998.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group.
Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                     AMOUNT AND
NAME AND ADDRESS                   NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ---------------          --------

Vaso Boreta                          1,837,637 (1)            22.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                     1,723,288 (2)            20.5%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        5,000                 0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           5,000                 0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

Kirk Hartle                               -0-                   --
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

John Boreta                          1,059,374 (3)            12.8%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd. (4)         1,304,445                16.0%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                    2,651,265 (6)            31.3%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers           3,570,925                42.4%
as a Group (5 persons)
___________________

(1) Includes 1,823,810 shares held directly and 13,827 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises.

(2) Includes 544,699 shares held directly, 897,589 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 281,000 shares underlying Stock Options held by Ronald Boreta.

(3) Includes 536,345 shares held directly, 393,029 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprise Ltd. and 130,000 shares underlying Stock Options held by John Boreta.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 1999 the Company owns 66.7% of the outstanding common stock of AASP and 33% of its Convertible Preferred Stock. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald S. Boreta, a Director of the Company, is President and a Director of AASP. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

     AASP has extensive transactions and relationships with the Company and subsidiaries ("Related Entities"), Vaso Boreta, the Chairman, President and a principal shareholder of the Company, the golf retail store owned by Vaso Boreta (the "Paradise Store") and the SAGS which is the golf retail store in the Callaway Golf Center owned by Ronald Boreta, a Director of the Company, and John Boreta, his brother, who is also a principal shareholder of the Company (the "Affiliated Stores"). The Paradise Store operates in Las Vegas, Nevada. The types of activities that are shared amongst all of these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     AASP has unsecured, ten percent notes payable of $230,000 and $455,300 for December 31, 1999 and 1998 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $62,712 and $35,500 at December 31, 1999 and 1998, respectively, is included with the note payable. Interest payments of $27,212 and $35,500 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

     AASP has unsecured, ten percent notes payable of $1,250,000 as of December 31, 1999 and 1998 with Vaso Boreta. These notes are due at various dates from November 30, 2000 to July 20, 2001. Amounts due in 2000 are $200,000 with the balance due in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings which Vaso Boreta obtained from a bank to fund these loans to the Company. Accrued interest payable of $234,616 and $107,200 at December 31, 1999 and 1998, respectively, is included in the balance due. Interest payments of $127,397 and $102,200 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

     Effective October 1, 1990, a franchise agreement between AASP and Vaso Boreta, the Company's President and Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid AASP a fee of $3,000 per month. This agreement with AASP was terminated on July 31, 1994, when Mr. Boreta entered into a similar agreement with the Company. This store is referred to herein as the "Paradise Store."

     During 1999 and 1998, the Paradise Store purchased $46,567 and $85,600, respectively, in sporting goods merchandise from the Company. Also during 1999 and 1998, the Paradise Store sold $899,613 and $950,574, respectively, in merchandise to the Company. The Company's Board of Directors believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 1999 and 1998, the Company paid $148,376 and $259,000, respectively, for advertising shared with the Paradise Store, which represented approximately one-half of the costs of such advertising.

     Vaso Boreta, the Company's Chairman of the Board, loaned the Company a total of $1,780,000 and $600,000 in 1998 and 1997, respectively. These loans are evidenced by demand notes bearing interest at ten percent per annum. Approximately $220,000 of these amounts were paid back in late March 1999.

     In October 1992, the Board of Directors established 512,799 shares of Series A Convertible Preferred Stock and issued such shares to Vaso Boreta in exchange for services valued at $5,128. These shares were issued to Mr. Boreta to replace shares that he previously relinquished in order to facilitate a proposed public offering in early 1990. Each share of the Series A Convertible Preferred Stock was convertible into one share of Common Stock in the event that the Company has annual income before taxes of at least $1,000,000 for any fiscal year. Each share of Series A Preferred Stock was entitled to one vote and with respect to that vote the holder was entitled to vote with the holders of the Company's Common Stock as a single class. In the event of liquidation, the holder of the Series A Convertible Preferred Stock was entitled to receive $.01 per share before any assets are distributed to the holders of Common Stock. The Series A Convertible Preferred Stock had no redemption or dividend rights. During 1994, Vaso Boreta transferred all of his shares of Series A Convertible Preferred Stock to Ronald Boreta, a son of Vaso Boreta and a Director of the Company. In April 1996, the Board of Directors approved an agreement with Ronald Boreta that in the event that the Company were to spin off its shares of AASP to the Company's shareholders or otherwise distribute or issue shares of AASP in any form of reorganization involving the Company, that the Company would allow Ronald Boreta to convert the 512,799 shares of Series A Convertible Preferred Stock into Common Stock of the Company even if the conversion requirements have not been met. In June 1997, the Board of Directors determined that since the Company would have net income before taxes of at least $1,000,000 during 1997, and in recognition of his services in connection with the development of the SportPark, that the Company would exchange 512,799 shares of the Company's Common Stock for all of his shares of Series A Convertible Preferred Stock.

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

     During September 1997, a majority of the Board of Directors of the Company agreed to sell the Company's rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 promissory note since the Company has committed all of its efforts to the development and management of the All-American SportPark and no longer intends to engage in the business of selling golf equipment or apparel.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. The Company and SPEN are corporate guarantors on this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

     A majority of the Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

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

10.1        1991 Stock Option Plan         Incorporated by reference to
                                           Exhibit 10.16 to Registrant's
                                           Annual Report on Form 10-K
                                           For the year ended December
                                           31, 1991

10.2        Promissory Note to Vaso        Incorporated by reference to
            Boreta dated February 1,       Exhibit 10.6 to the Registrant's
            1997                           Annual Report on Form 10-KSB for
                                           the year ended December 31, 1996

10.3        Agreement between the          Incorporated by reference to
            Company and Saint Andrews      Exhibit 10.4 to the Form SB-2
            Golf Corporation               Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.4        License Agreement between      Incorporated by reference to
            the Company and Saint          Exhibit 10.5 to the Form SB-2
            Andrews Golf Corporation       Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.5        Lease Agreement with A&R       Incorporated by reference to
            Management and Development     Exhibit 10.8 to the Form SB-2
            Co., et al., and Sublease      Registration Statement of Saint
            to Las Vegas Discount Golf     Andrews Golf Corporation
            & Tennis, Inc.                 (No. 33-84024)

10.6        Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended, and        Exhibit 10.9 to the Form SB-2
            Assignment to Las Vegas        Registration Statement of Saint
            Discount Golf & Tennis,        Andrews Golf Corporation
            Inc.                           (No. 33-84024)

10.7        Letter Agreement with          Incorporated by reference to
            Oracle One Partners, Inc.      Exhibit 10.10 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.8        Promissory Note to Vaso        Incorporated by reference to
            Boreta                         Exhibit 10.11 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.9        Agreement with Major           Incorporated by reference to
            League Baseball Proper-        Exhibit 10.14 to the Regis-
            ties, Inc.                     trant's Form 10-K for the
                                           year ended December 31, 1994

10.10       Incentive Agreement with       Incorporated by reference to
            Ron Boreta                     Exhibit 10.15 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1996

10.11       Indenture of Lease between     Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.16 to the Post-
            All-American SportPark, Inc.   Effective Amendment No. 2 to
                                           the Form SB-2 Registration
                                           Statement of Saint Andrews
                                           Golf Corporation (No. 33-84024)

10.12       Lease Agreement between        Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.17 to the Form SB-2
            All-American Golf Center,      Registration Statement of Saint
            LLC                            Andrews Golf Corporation
                                           (No. 33-84024)

10.13       Operating Agreement for        Incorporated by reference to
            All-American Golf, LLC,        Exhibit 10.18 to the Form SB-2
            a limited liability            Registration Statement of Saint
            Company                        Andrews Golf Corporation
                                           (No. 33-84024)

10.14       Lease and Concession Agree-    Incorporated by reference to
            ment with Sportservice         Exhibit 10.20 to the Form SB-2
            Corporation                    Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.15       Sponsorship Agreement          Incorporated by reference to
            with Pepsi-Cola Company        Exhibit 10.21 to the Form SB-2
                                           Registration Statement of Saint
                                           Andrews Golf Corporation
                                           (No. 33-84024)

10.16       Promissory Note of All-        Incorporated by reference to
            American SportPark, Inc.       Annual Report on Form 10-KSB of
            for $3 million payable to      Saint Andrews Golf Corporation
            Callaway Golf Company          for the year ended December 31,
                                           1997 (File No. 0-024970)

10.17       Guaranty of Note to            Incorporated by reference to
            Callaway Golf Company          Annual Report on Form 10-KSB of
                                           Saint Andrews Golf Corporation
                                           for the year ended December 31,
                                           1997 (File No. 0-024970)

10.18       Forbearance Agreement dated    Incorporated by reference to
            March 18, 1998 with Callaway   Annual Report on Form 10-KSB of
            Golf Company                   Saint Andrews Golf Corporation
                                           for the year ended December 31,
                                           1997

10.19       Amendment No. 2 to License     Incorporated by reference to
            Agreement with National        Annual Report on Form 10-KSB of
            Assoc. for Stock Car Auto      Saint Andrews Golf Corporation
            Racing, Inc.                   for the year ended December 31,
                                           1997

10.20       Investment and Voting Agree-   Incorporated by reference
            ment, dated as of October 19,  to the Registrant's Current
            1998, by and between ASI       Report on Form 8-K dated
            Group, L.L.C. and Las Vegas    October 19, 1998
            Discount Golf & Tennis, Inc.

10.21       Option Agreement, dated as of  Incorporated by reference
            October 19, 1998, by and       to the Registrant's Current
            between ASI Group, L.L.C. and  Report on Form 8-K dated
            Las Vegas Discount Golf &      October 19, 1998
            Tennis, Inc.

10.22       Voting Agreement, dated as of  Incorporated by reference
            October 19, 1998, by and       to the Registrant's Current
            among ASI Group, L.L.C. and    Report on Form 8-K dated
            Messrs. John Boreta, Ronald    October 19, 1998
            Boreta and Vaso Boreta and
            Boreta Enterprises, Inc.

10.23       Co-Sale Agreement, dated as    Incorporated by reference
            of October 19, 1998, by and    to the Registrant's Current
            among ASI Group, L.L.C., Las   Report on Form 8-K dated
            Vegas Discount Golf & Tennis,  October 19, 1998
            Inc. and Messrs. John Boreta,
            Ronald Boreta and Vaso Boreta
            and Boreta Enterprises, Inc.

10.24       Investment Agreement, dated    Incorporated by reference
            as of October 19, 1998, by     to the Registrant's Current
            and between Las Vegas          Report on Form 8-K dated
            Discount Golf & Tennis, Inc.   October 19, 1998
            and Saint Andrews Golf
            Corporation

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. A Form 8-K was filed on December 16, 1999 to report a change in the Company's certifying accountants. No other reports on Form 8-K were filed during the year ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Sports Entertainment Enterprises, Inc. (a Colorado corporation) and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations and has generated negative cash flow from continuing operations for the year ended December 31, 1999, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
March 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of SPORTS ENTERTAINMENT ENTERPRISES, INC. (formerly LAS VEGAS DISCOUNT GOLF & TENNIS, INC.) (a Colorado corporation)) and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discusssed in Note 1d to the consolidated financial statements, the Company has had recurring operating losses from continuing operations and generated negative cash flow from continuing operations for the year ended December 31, 1998, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 24, 1999

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       DECEMBER 31,
                                                  1999            1998
                                               -----------     -----------

Current assets:
 Cash and cash equivalents                     $   200,501     $ 2,584,900
 Accounts receivable                               135,823       1,028,800
 Inventory                                         643,332         569,900
 Prepaid expenses and other                        246,300          61,900
                                               -----------     -----------
     Total current assets                        1,225,956       4,245,500

Leasehold improvements and equipment, net       24,191,040      24,675,100
Due from affiliated stores                         168,779          19,000
Note receivable - related party                     20,000          20,000
Debt issuance costs, net                           353,425         393,300
Deposit for land lease                              37,821         225,600
Other assets                                        61,761         121,600
                                               -----------     -----------
     Total assets                              $26,058,782     $29,700,100
                                               ===========     ===========


























The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       DECEMBER 31,
                                                  1999            1998
                                               -----------     -----------

Current liabilities:
 Current portion of long-term debt             $13,102,310     $   559,300
 Current portion of obligations under
  capital leases                                   165,144         121,400
 Accounts payable and accrued expenses           2,464,068       1,513,000
                                               -----------     -----------
     Total current liabilities                  15,731,522       2,193,700

Note payable to shareholder                      1,484,616       1,357,200
Due to affiliated stores                         1,634,842       1,540,000
Long-term debt, net of current portion             570,527      13,408,100
Obligation under capital leases, net
 of current portion                                395,505         530,400
Deferred income                                    694,396         877,100
Deferred income tax liability                            -         147,600
                                               -----------     -----------
     Total liabilities                          20,511,408      20,054,100
                                               -----------     -----------

Minority interest                                5,000,000       5,607,100

Shareholders' equity:
 Series A Convertible Preferred stock, no
  par value, 500,000,000 shares authorized;
  no shares issued and outstanding for 1999
  and 1998                                               -               -
 Common stock, no par value, 15,000,000
  shares authorized, 8,135,097 shares
  issued and outstanding at December 31,
  1999 and 1998                                  6,107,700       6,107,700
 Stock options issued                              268,300         268,300
 Accumulated deficit                            (5,828,626)     (2,337,100)
                                               -----------     -----------
     Total shareholders' equity                    547,374       4,038,900
                                               -----------     -----------
     Total liabilities and shareholders'
      equity                                   $26,058,782     $29,700,100
                                               ===========     ===========







The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  1999            1998
                                               -----------     -----------
Revenues:
 SportPark Las Vegas                           $ 4,814,575     $   811,400
 Retail operations                               2,782,993       2,926,600
 Callaway Golf Center[TM]                        2,154,222         724,900
 Other                                              42,810          82,100
                                               -----------     -----------
     Total revenues                              9,794,600       4,545,000

Cost of Revenues:
 SportPark Las Vegas                             1,845,074         225,400
 Retail operations                               2,193,280       2,273,200
 Callaway Golf Center[TM]                          423,944         112,000
                                               -----------     -----------
     Total cost of revenues                      4,462,298       2,610,600
                                               -----------     -----------
     Gross profit                                5,332,302       1,934,400

Operating expenses:
 Selling, general and administrative             6,621,909       3,540,400
 Depreciation and amortization                   1,696,354         424,000
 Preopening expenses                                     -       1,179,300
                                               -----------     -----------
     Total Operating Expenses                    8,318,263       5,143,700
                                               -----------     -----------
Operating loss                                  (2,985,961)     (3,209,300)
                                               -----------     -----------

Other income (expense):
 Interest income (expense), net                 (1,629,484)       (538,700)
 Gain on sale of interest in All-American
  Golf, LLC                                              -       1,638,000
                                               -----------     -----------
Loss from continuing operations before
 income taxes and minority interest             (4,615,445)     (2,110,000)

Provision (benefit) for income taxes              (516,819)       (381,500)
                                               -----------     -----------
Loss from continuing operations before
 minority interest                              (4,098,626)     (1,728,500)

Minority interest in loss of subsidiary            607,100         490,800

DISCONTINUED OPERATIONS:
  Gain on disposal of franchise operations               -         180,700
                                               -----------     -----------
  Income from discontinued operations                    -         180,700
                                               -----------     -----------
     Net loss                                  $(3,491,526)    $(1,057,000)
                                               ===========     ===========

NET LOSS PER SHARE:
 Basic and Diluted:
   Loss from continuing operations             $     (0.43)    $     (0.20)
   Income from discontinued operations                   -             .03
                                               -----------     -----------
   Net loss per share                          $     (0.43)    $     (0.17)
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 STOCK
                     PREFERRED                  OPTIONS    ACCUMULATED
                       STOCK     COMMON STOCK    ISSUED      DEFICIT         TOTAL
                     ---------   ------------   --------   -----------    -----------
Balance,
December 31, 1997    $   -        $3,876,000    $      -   $(1,280,100)   $ 2,595,900

Issuance of
2,303,290 shares
of common stock
and 347,975 options      -         2,231,700    $268,300             -      2,500,000

Net loss                 -                 -           -    (1,057,000)    (1,057,500)
                      -------     ----------    --------   -----------    -----------

Balance,
December 31, 1998        -         6,107,700     268,300    (2,337,100)     4,038,900

Net loss                 -                 -           -    (3,491,526)    (3,491,526)
                      -------     ----------    --------   -----------    -----------

Balance,
December 31, 1999     $  -        $6,107,700    $268,300   $(5,828,626)   $   547,374
                      =======     ==========    ========   ===========    ===========



























The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  1999            1998
                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(3,491,526)    $(1,057,000)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
    Minority interest                             (607,100)       (490,800)
    Depreciation and amortization                1,696,375         424,400
    Amortization of land lease deposit             187,779               -
    Bad debt expense                                41,844               -
    Gain on sale of investment in Callaway
     Golf Center[TM]                                     -      (1,638,000)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable      780,922        (802,000)
   Increase in inventories                         (73,432)        (91,000)
   Decrease in due from officer                          -           3,000
   Increase in prepaid expenses and other         (124,561)       (169,100)
   Increase in accounts payable and accrued
    expenses                                       951,068         241,000
   Increase (decrease) in deferred income         (182,704)        360,000
   Decrease in deferred tax liability             (147,600)       (381,500)
                                               -----------     -----------
     Net cash used in operating activities        (968,935)     (3,601,000)
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of interest in
  80% owned subsidiary of AASP                           -       1,205,000
 Leasehold improvements expenditures            (1,009,812)    (15,405,000)
                                               -----------     -----------
     Net cash used in investing activities      (1,009,812)    (14,200,000)
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to Affiliated
  Stores                                           (54,937)      1,477,000
 Payments on notes payable and notes payable
  to shareholder and related entity               (206,994)     (1,362,100)
 Loan fees paid                                          -        (226,000)
 Proceeds from issuance of common stock/options          -       2,500,000
 Payments on bank line of credit                         -        (668,000)
 Proceeds from notes payable and note payable
  to shareholder and related entity                      -      18,335,000
 Principal payments on capital leases             (143,721)        (99,000)
                                               -----------     -----------
     Net cash provided by (used in)
      financing activities                        (405,652)     19,956,900
                                               -----------     -----------
NET INCREASE(DECREASE)IN CASH AND CASH
 EQUIVALENTS                                    (2,384,399)      2,155,900
CASH AND CASH EQUIVALENTS, Beginning of year     2,584,900         429,000
                                               -----------     -----------
CASH AND CASH EQUIVALENTS, End of year             200,501       2,584,900
                                               ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
  Interest, net of amounts capitalized             901,888         321,900
                                               ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment financed through notes and
  capital leases                                    92,417         699,600
                                               ===========     ===========
 Issuance of subsidiary stock options
  in connection with financing                           -         174,000
                                               ===========     ===========
 Asset acquisition through reduction in
  note receivable                                   70,211               -
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

    a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Sports Entertainment Enterprises, Inc. ("SPEN") (formerly Las Vegas Discount Golf & Tennis, Inc. ("LVDG")), a Colorado corporation, include the accounts of SPEN and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow"). SPEN and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

     b. COMPANY BACKGROUND AND PRIMARY BUSINESS ACTIVITIES

In 1974, the Company's chairman and principal shareholder opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis. This store is still owned and operated by the Company's chairman and principal shareholder and is hereinafter referred to as the "Paradise Store." (See Note
4).

Prior to 1997, SPEN's primary business segments included the following: (1) the wholesale sales of golf and tennis related merchandise to franchisees and to other golf retailers, (2) the operation of Company-owned Las Vegas Discount Golf & Tennis retail stores and (3) franchising LVDG retail stores and collecting royalty revenue through its subsidiary AASP.

On February 26, 1997, the Company and AASP completed the sale of certain of their franchised store and golf distribution system assets and transferred certain related liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. as described below in subpart "c" of this section. After this transaction, the Company continues to operate a single retail store (the "Rainbow Store") located in Las Vegas, Nevada.

On June 13, 1997 AASP and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the Callaway Golf Center , a premier golf facility on 42 acres located at the south end of the world famous Las Vegas "Strip" at Las Vegas Boulevard and Sunset Road. AASP contributed $3 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000.
The Callaway Golf Center opened for business in October 1997. Through May 5, 1998 AASP managed the Callaway Golf Center for a fee of five percent of gross revenues pursuant to the LLC Operating Agreement.

On May 5, 1998, AASP sold its 80% membership interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million of debt, including accrued interest thereon, owed to Callaway by AASP. This transaction resulted in a gain to the Company of $1,638,000. In connection with this transaction, AASP resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center[TM] in Clark County, Nevada for a period of two years. However, AASP retained the option to repurchase the 80% membership interest for a period of two years. On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of the LLC from Callaway. This acquisition resulted in AASP owning 100% of the Callaway Golf Center.

The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

AASP has developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The first SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark includes NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of December 31, 1999, SPEN owns two-thirds of the outstanding common stock of AASP and one-third of its Convertible Preferred Stock. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald S. Boreta, a Director of the Company, is President and a Director of AASP. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

     c.     CONCENTRATIONS OF RISK

In addition to its single retail outlet, the Company operates one SportPark and the Callaway Golf Center in Las Vegas, Nevada. The level of sustained customer demand for these types of recreational facilities is undetermined. The Company has implemented various strategies to market the facilities to both tourists and local residents. Should attendance levels at the SportPark and Golf Center not meet expectations in the short-term, management believes existing cash balances will not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     d.     GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 1999 and 1998, the Company had a net loss of $3,491,526 and $1,057,000, and negative cash flow from operations of $968,935 and $3,601,000, respectively. Additionally, as of December 31, 1999 the Company had a working capital deficit of $14,505,566 and cash and cash equivalents of $200,501. Approximately $13.5 million of the 1999 working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of AASP's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of December 31, 1999 would be about $1.4 million. See Note 7 for further information on the note payable in default.

Additionally, the Company negotiated an agreement with the landlord to defer the land lease payments, totaling $52,083 per month, on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

Management of AASP believes that (1) negotiation of a reasonable work-out plan with the Bank, (2) the successful execution of its business plan in the Year 2000 and beyond as recommended by MRI, and (3) a working capital infusion to AASP of at least $1 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

     e. ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center[TM] and the SportPark Las Vegas, and from the sale of merchandise and/or services.

     c.  INVENTORIES

Inventories, which consist primarily of sporting goods merchandise, are stated at the lower of cost (retail average cost method) or market.

     d.  PREOPENING EXPENSES

Preopening costs are expensed as incurred and represent direct personnel and other operating costs incurred before the opening of the SportPark in October 1998.

     e.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

           Furniture and equipment      3-10 years
           Leasehold improvements       15 years

Normal repairs and maintenance are charged to expense when incurred. Expenditures that materially extend the useful life of assets are capitalized.

     f.   DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of AASP. Deferred income is amortized to income over the life of the applicable agreement.

     g.     ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs amounted to $806,563 and $430,590 in 1999 and 1998, respectively.

     h.   RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at the SportPark and cash flow projections for the SportPark, the Company does not believe that a triggering event has occurred with respect to the operating losses incurred.

     i.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share for 1999 and 1998 were 8,135,097 and 6,298,685, respectively.

     j.  RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

3.  SEGMENT INFORMATION

The Company's two operating segments are determined based on the nature of their activities. The retail operations segment consists of a Company-owned store located in Las Vegas, Nevada which sells sporting good merchandise. The Company's sport-oriented theme park segment which operates under the name "All-American SportPark" consists of a baseball batting stadium, car racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center." The golf facilities are comprised of an executive golf course, driving range, putting course, clubhouse and training center.

The accounting policies of the reported segments are the same as those described within Note 2 - Summary of Significant Accounting Policies.

The financial information pertaining to the Company's retail operations and sport-oriented theme park operations for each of the two years in the period ended December 31, 1999, is as follows (thousands of dollars):


                                     1999

                                    Sports-Oriented
                          Retail      Theme Park
                        Operations    Operations    Adjustments      Total
                        ----------  --------------- -----------   -----------

Revenues from External
  Customers             $2,787,930    $7,006,670     $      -     $ 9,794,600
Interest Income                652        53,951            -          54,603
Interest Expense           107,009     1,522,475            -       1,629,484
Depreciation & Amorti-
  zation                    21,081     1,675,273            -       1,696,354
Minority Interest             -             -            607,100      607,100
Segment Assets           5,021,000    25,710,373      (4,672,591)  26,058,782
Capital Expenditures    $    9,789   $ 1,000,023     $      -     $ 1,009,812


                                     1998

                                    Sports-Oriented
                          Retail      Theme Park
                        Operations    Operations    Adjustments      Total
                        ----------  --------------- -----------   -----------
Revenues from External
  Customers             $2,961,200   $ 1,583,800     $      -     $ 4,545,000
Interest Income              9,124        25,056            -          34,180
Interest Expense            56,824       579,056         (63,000)     572,880
Depreciation & Amorti-
  zation                    26,000       465,000         (67,000)     424,000
Minority Interest             -             -            490,800      490,800
Gain on sale of
 interest in All-
 American Golf, LLC           -        1,638,000            -       1,638,000
Segment Assets           3,508,700    28,519,400      (2,328,000)  29,700,100
Capital Expenditures    $     -      $15,490,100    $    (85,100) $15,405,000

4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its chairman and principal shareholder, the Paradise Store, AASP, and the golf retail store located inside the Callaway Golf Center[TM] Saint Andrews Golf Shop ("SAGS"), which is owned by AASP's President, and another principal shareholder of the Company. The Paradise Store and SAGS are collectively referred to as the "Affiliated Stores." The types of activities that take place or are shared between these entities are inventory purchases, advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to the respective companies based on relative benefit received. The Affiliated Stores purchased merchandise at the same cost as the Company. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $148,376 and $259,000 in 1999 and 1998, respectively. Sales of merchandise made by the Paradise Store to the Company totaled $899,613 and $950,574 for the years ended December 31, 1999 and 1998, respectively. The Paradise store purchased $46,567 and $85,600, respectively, in sporting goods merchandise from the Company.

AASP has unsecured, ten percent notes payable of $230,000 and $455,300 as of December 31, 1999 and 1998 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates beginning in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Paradise Store obtained from a bank to fund these loans to AASP. Accrued interest payable of $62,712 and $35,500 at December 31, 1999 and 1998, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $27,212 and $35,500 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

AASP has unsecured, ten percent notes payable of $1,250,000 for December 31, 1999 and 1998 with the Company's chairman and principal shareholder. These notes are due at various dates from November 30, 2000 to July 20, 2001. Amounts due in 2000 are $200,000 with the balance due in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to AASP. Accrued interest payable of $234,616 and $107,200 at December 31, 1999 and 1998, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $127,397 and $102,200 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                             1999           1998
                                          -----------    -----------

    Building                              $18,049,814    $17,959,987
    Go-Karts                                  457,115        457,115
    Land Improvement                        3,446,069      3,139,445
    Signs                                     745,299        651,077
    Furniture and equipment                 2,184,835      1,794,294
    Leasehold improvements                    654,485        372,522
    Assets under capital leases               734,296        672,600
    Other                                      98,704        152,060
                                          -----------    -----------
                                           26,370,617     25,199,100
    Less accumulated depreciation
     and amortization                      (2,179,577)      (524,000)
                                          -----------    -----------
                                          $24,191,040    $24,675,100
                                          ===========    ===========

6.  BANK LINE OF CREDIT

As of December 31, 1997, the Company had an $800,000 bank line of credit, which was paid off and canceled in February 1998.

7.  LONG-TERM DEBT

On September 15, 1998 AASP completed a $13,500,000 secured loan with Nevada State Bank. The loan is for 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. Through August 31, 2003, the loan bears interest of 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Bank to secure repayment of the loan. As consideration for the landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral. Additionally, the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

AASP is not in compliance with certain debt covenants related to this loan as of September 30, 1999. Also, because of cash constraints, AASP did not make its September loan payment to the Bank and since then has not made any loan payments. The Bank has notified the Company that failure to make such monthly payments constitutes a default under the terms of the loan; the Bank filed a formal notice of default on December 22, 1999. AASP management has had discussions with the Bank in an attempt to renegotiate the terms of the loan. As part of these discussions, the Bank and AASP agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Bank hired a different industry consultant to review MRI's recommendations. AASP management met with the Bank's representative on March 21, 2000 to discuss the results of both reports and begin negotiations of a work-out plan. AASP presented its proposal to the Bank; the Bank is now in the process of evaluating the proposal and is expected to respond by early April 2000. There can be no assurance that AASP will be successful in negotiating a work-out plan with the Bank. As a result of the default, the entire outstanding balance of the note is classified as a current liability in the accompanying consolidated balance sheet at December 31, 1999.

On December 31, 1998 AASP reacquired substantially all the assets subject to certain liabilities of the Callaway Golf Center. Under terms of the asset purchase agreement, the consideration paid by AASP consisted of payment to Active Media Services $1,000,000 in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This promissory note has been discounted to reflect the notes' present value. As of December 31, 1999 and 1998 the note is recorded at $588,719 and $645,000, respectively, in the accompanying consolidated balance sheets.

The only other note payable is for equipment at the SportPark in the original amount of $39,055. Payments are $808 per month with interest at 8.75% per annum. The note matures March 18, 2004. The balance owing at December 31, 1999 was $34,196.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1999, are as follows:

               Year ending:
                  2000         $13,102,310
                  2001              57,515
                  2002              63,145
                  2003              69,326
                  2004              68,400
               Thereafter          312,141
                               -----------
                               $13,672,837
                               ===========

8.  LEASES

SPEN and AASP share office and warehouse facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires on January 31, 2005. Rent is allocated 50% to SPEN and 50% to AASP. Rent expense for the Company's allocated share of this lease was $7,924 and $33,970 for 1999 and 1998, respectively.

The land underlying the All-American SportPark and Callaway Golf Center is leased to AASP at a base amount of $52,083 per month allocated $18,910 and $33,173, respectively. Also, the lease has provisions for contingent rent to be paid by AASP upon reaching certain levels of gross revenues. The lease commenced October 1, 1997 for the Callaway Golf Center and February 1, 1998 for the SportPark. The terms of both leases are 15 years with two five-year renewal options. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP entered into a Deposit Agreement, which required AASP to post a refundable deposit to the lessor of $500,000. The deposit has been applied as prepaid rent to be amortized until a balance of $37,821 remains which is the balance at December 31, 1999.

Due to cash constraints, AASP negotiated an agreement with the landlord to defer the land lease payments on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of AASP believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to AASP to make such payments.

The Company also leases retail space for the Company-owned store under a non-cancelable operating lease agreement which will expire on July 31, 2000 and provides for a base monthly rental payment of $10,370. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes. Rent expense under this lease totaled $124,525 and $117,100 in 1999 and 1998, respectively.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $757,449 and $621,380 for 1999 and 1998, respectively.

At December 31, 1999, minimum future lease payments are as follows:

                                 Capital      Operating
               Year              Leases         Leases         Total
               ----              --------     ---------     ----------

               2000              $215,225     $  790,385    $ 1,005,610
               2001               199,262        764,550        963,812
               2002               143,417        725,307        868,724
               2003               108,600        726,140        834,740
               2004                 9,051        697,700        706,751
               Thereafter               -      5,853,950      5,853,950
                                 --------     ----------    -----------
               Total             $675,555     $9,558,032    $10,233,587
                                              ==========    ===========
Less amount representing
 interest                        (114,907)
                                 --------
Present value of net minimum
capital leases payments           560,648

Current portion                   165,145
                                 --------
Obligations under capital
 leases net of current portion   $395,503
                                 ========

     INCOME TAXES

The federal income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

                                             1999          1998
                                          ------------  ---------
     Current                              $(3,310,739)  $(380,000)
     Deferred                               1,470,759    (483,200)
     Less valuation allowance               1,323,161     481,700
                                          -----------   ---------
     Total                                $  (516,819)  $(381,500)
                                          ===========   =========

The benefits from the net operating loss carryforwards from continuing operations generated in 1997 of 740,300 was realized through an offset against taxable gain from discontinued operations. The Company received a tax refund of approximately $180,000 in 1998 related to the 1997 gain on disposal of its franchised operations reflected in the accompanying statements of operations under discontinued operations.

The components of the deferred tax asset (liability) consisted of the following at December 31:

Deferred Tax Liabilities:                    1999         1998
                                          -----------   ---------

     Temporary differences related to
     Property and Equipment               $(1,894,158)  $ (49,900)
     Book/tax basis difference in AASP                   (214,000)
     Other                                       -           -
                                          -----------   ---------
Total Deferred Tax Liabilities             (1,894,158)   (263,900)

Deferred Tax Assets:

     Deferred Income                          236,094     298,500
     Other                                    125,498      29,500
     Net Operating Loss Carryforward        3,469,427     402,000
                                          -----------   ---------

Net Deferred Tax Asset Before valuation
 Allowance                                  1,936,861     466,100
Valuation allowance                        (1,936,861)   (613,700)
                                          -----------   ---------
Net Deferred Tax asset (liability)        $      -      $(147,600)
                                          ===========   =========


As of December 31, 1998, the Company has available for income tax purposes approximately $402,000 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003. A valuation allowance has been established to reserve the net deferred tax asset (liability)since management does not believe it is more likely than not that they will be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations, does not differ naterially from the amount computed at the federal income tax stautory rate.

10.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

On October 19, 1998, SPEN issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 options for common stock of the Company at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player, and Sunbelt Communications Company which is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

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

Total options granted under the 1991 Plan in 1994 were 481,000 at an exercise price of $.80 per share. Of these shares, 60,000 had expired prior to 1999 while the remaining 421,000 shares expired in July 1999. An additional 11,000 shares were granted in 1995 at an exercise price of $.80. These options expired in 1998. Total options outstanding under the 1991 Plan were 421,000 and 432,000 at December 31, 1999 and 1998, respectively, of which the options outstanding at December 31, 1999 and 1998 were all exercisable at $1.09 and $.80, respectively.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rates of 4.20%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.88; and a weighted-average expected life of the option of 6.51 years. The assumptions for 1998 were: risk-free interest rate of 4.20%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.36; and a weighted average expected life of 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        Year ended December 31,
                                         1999               1998
                                      -----------       ------------
Net loss
  As reported                         $(3,491,526)      $(1,057,000)
  Pro forma                            (3,491,526)       (1,057,000)

Basic and diluted net
 loss per share
  As reported                                (.43)             (.17)
  Pro forma                           $      (.43)      $      (.17)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 1999 and 1998 is presented below:

                                    1999                   1998
                           ---------------------   ----------------------
                                      Weighted                 Weighted
                                      Average                  Average
                                      Exercise                 Exercise
                            Shares     Price       Shares       Price
                            --------------------   ----------------------
Outstanding at beginning
 of year                     768,975   $1.27        432,000     $0.80
  Granted                    421,000    1.09        347,975      1.84
  Exercised                     -        -             -          -
  Forfeited                     -        -          (11,000)     0.80
  Expired                   (421,000)   0.80           -          -
                            --------------------   ----------------------
Outstanding at end of year   768,975   $1.43        768,975     $1.27
                            ====================   ======================

Exercisable at end of year   768,975   $1.43        768,975     $1.27
                            ====================   ======================
Weighted average fair value
 of options granted                    $0.45                    $0.77
                            ====================   ======================

The following table summarizes information about stock options outstanding at December 31, 1999:

                     Options Outstanding           Options Exercisable
                   ------------------------- ---------------------------------
                                Weighted
                                Average        Weighted               Weighted
                                Remaining      Average                Average
                     Number     Contractual    Exercise  Number       Exercise
                   Outstanding  Life (Years)   Price     Exercisable  Price
                   -------------------------  --------------------------------

Range of exercise
prices $1.09-$1.84   768,975       6.51         $1.43     768,975       $1.43
                   =========================  ================================

     c.  PREFERRED STOCK

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

     d.  AASP PREFERRED STOCK SERIES A

On July 11, 1996 the AASP Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, AASP entered into an agreement which resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights. All proceeds related to the agreement were received in accordance with the stated terms of this agreement on October 7, 1996. Issuance costs totaling $162,000 were incurred related to the preferred stock. The preferred stock issued by AASP and accompanying options to purchase 250,000 shares of AASP common stock is included as a component of minority interest in the accompanying consolidated balance sheets.

Each share of the Series A Convertible Preferred Stock is convertible into one share of AASP's common stock. In the event of liquidation or dissolution of AASP, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Preferred stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by AASP upon meeting certain conditions.

The rights granted to the Series A preferred stockholder include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by AASP for a period ending July 29, 2001 (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for the holder or its designees at the first two SportParks and (4) other miscellaneous rights as defined. Pursuant to the agreement, AASP also granted the holder an option to purchase up to 250,000 shares of AASP's common stock at $3.06 per share for a period of 5 years from the date of the agreement.

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

On October 19, 1998, AASP issued 250,000 shares of Series B Convertible Preferred Stock to its majority shareholder, SPEN for $2,500,000 in cash.

Each share of the Series B Convertible Preferred Stock issued to SPEN is convertible at the option of SPEN into one share of AASP's common stock. In the event of liquidation or dissolution of AASP, each share of Series B Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by AASP upon meeting certain conditions.

     f.  AASP COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In 1994, AASP completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000.

Two Class A Warrants entitle the holder to purchase one share of AASP common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. The Class A Warrants expired unexercised March 15, 1999.

In connection with the initial public offering, AASP issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. AASP also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. These warrants expired unexercised December 12, 1999.

11.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees' 401(k) LVDG Profit Sharing Plan ("the Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1999 and 1998, the Company matched 50% of employees' contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan of $6,770 and $10,400 for 1999 and 1998, respectively.

12.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of the Company and AASP is included.
This plan became effective on January 1, 1996. The Company made contributions to the plan of $30,250 and $45,900 for 1999 and 1998, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based compensation.

In 1994, AASP entered into an agreement with Major League Baseball ("MLB") to license the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, AASP holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires November 30, 2000 subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, AASP agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, AASP must pay $50,000 during such year. In addition to and as an offset against the minimum payments set out above, AASP is required to pay to MLB a royalty based on the gross revenue derived from Slugger Stadium. AASP has made the payments required for 1995, 1996 and 1997.

In May 1996, AASP entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000.

AASP has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of SPLV or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that AASP has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

In 1997, AASP entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi receives certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opened. The rights granted to Pepsi include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in SPLV, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the SportPark and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

In 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout SPLV, including the Callaway Golf Center , during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a fixed payment.

In 1998, AASP entered into a revenue sharing tenant agreement with NAMCO Cybertainment Inc. to provide arcade, video games and multi-sport simulation attractions. NAMCO is the world's largest operator of video arcades. The lease term is for 6 years commencing on the date of opening of the SPLV.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

14.  SUBSEQUENT EVENT

In January and February 2000, AASP issued an aggregate of 150,000 shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: April 28, 2000               By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                          TITLE                      DATE
-----------------------       --------------------------       -------------

/s/ Vaso Boreta               President, Chairman of the       April 28, 2000
Vaso Boreta                   Board, Secretary, Treasurer
                              and Director


/s/ Ronald S. Boreta          Director                         April 28, 2000
Ronald S. Boreta


/s/ Kirk Hartle               Chief Financial Officer          April 28, 2000
Kirk Hartle


/s/ Robert S. Rosburg         Director                         April 28, 2000
Robert S. Rosburg


/s/ William Kilmer            Director                         April 28, 2000
William Kilmer