Form 10QSB
period 2000-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2000-05-15
CIK 793044

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000




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

                            Yes X             No___

As of May 12, 2000, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                   SPORTS ENTERTAINMENT ENTERPRISES, INC.
                               FORM 10-QSB
                                  INDEX

                                                              Page Number
PART I:  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999                       3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2000 and 1999                 5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999                 6

         Notes to Consolidated Financial Statements                 7

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                   12

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                   17

     Item 2.  Changes in Securities                               17

     Item 3.  Defaults Upon Senior Securities                     17

     Item 4.  Submission of Matters to a Vote of
               Security Holders                                    17

     Item 5.  Other Information                                   17

     Item 6.  Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                         18

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                March 31,    December 31,
                                                  2000          1999
                                               -----------   -----------
Current assets:
  Cash and cash equivalents                    $   216,932   $   200,501
  Accounts receivable                              138,869       135,823
  Inventory                                        737,586       643,332
  Prepaid expenses and other                       376,027       246,300
                                               -----------   -----------
     Total current assets                        1,469,414     1,225,956

Leasehold improvements and equipment, net       23,783,017    24,191,040
Due from affiliated stores                         219,397       168,779
Note receivable - related party                     20,000        20,000
Debt issuance costs, net                           343,442       353,425
Deposit for land lease                              37,821        37,821
Other assets                                        60,963        61,761
                                               -----------   -----------
     Total assets                              $25,934,054   $26,058,782
                                               ===========   ===========






























The accompanying notes are an integral part of these consolidated financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,   December 31,
                                                 2000          1999
                                              -----------   -----------
Current liabilities:
  Current portion of long-term debt           $13,102,927   $13,102,310
  Current portion of obligations under
    capital leases                                166,505       165,144
  Accounts payable and accrued expenses         2,959,729     2,464,068
                                              -----------   -----------
     Total current liabilities                 16,229,161    15,731,522

Note payable to shareholder                     1,512,060     1,484,616
Due to affiliated stores                        1,748,447     1,634,842
Long-term debt, net of current portion            557,268       570,527
Obligation under capital leases, net
  of current portion                              357,021       395,505
Deferred income                                   862,493       694,396
                                              -----------   -----------
     Total liabilities                         21,266,450    20,511,408
                                              -----------   -----------
Minority interest                               5,000,000     5,000,000
                                              -----------   -----------
Shareholders' equity (deficit):
  Series A Convertible Preferred stock,
    no par value, 500,000,000 shares
    authorized; no shares issued and
    outstanding for 2000 and 1999                     -             -

  Common stock, no par value, 15,000,000
    shares authorized, 8,135,097 shares
    issued and outstanding at March 31,
    2000 and December 31, 1999                  6,107,700     6,107,700
  Stock options issued                            268,300       268,300
  Accumulated deficit                          (6,708,396)   (5,828,626)
                                              -----------   -----------
     Total shareholders' equity (deficit)        (332,396)      547,374

     Total liabilities and shareholders'
       equity                                 $25,934,054   $26,058,782
                                              ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  2000          1999
                                              -----------   -----------

Revenues:
   SportPark Las Vegas                        $   906,683   $   955,737
   Retail operations                              619,694       530,469
   Callaway Golf Center[TM]                       646,346       483,003
   Other                                           10,367         6,250
                                              -----------   -----------
     Total revenues                             2,183,090     1,975,459

Cost of Revenues:
   SportPark Las Vegas                            233,148       219,434
   Retail operations                              467,978       430,038
   Callaway Golf Center[TM]                       123,249        71,130
                                              -----------   -----------
     Total cost of revenues                       824,375       720,602
                                              -----------   -----------
          Gross profit                          1,358,715     1,254,857

Operating expenses:
   Selling, general and administrative          1,503,902     1,483,300
   Depreciation and amortization                  439,107       410,293
                                              -----------   -----------
     Total Operating Expenses                   1,943,009     1,893,593
                                              -----------   -----------
Operating loss                                   (584,294)     (638,736)
                                              -----------   -----------
Interest income (expense), net                   (412,206)     (369,845)
                                              -----------   -----------
Loss before provision (benefit) for
   income taxes                                  (996,500)   (1,008,581)

Provision (benefit) for income taxes                 -          (74,887)
                                              -----------   -----------
Loss before minority interest                    (996,500)     (933,694)

Minority interest in loss of subsidiary           116,730       286,218
                                              -----------   -----------
         Net loss                             $  (879,770)  $  (647,476)
                                              ===========   ===========
NET LOSS PER SHARE:
  Basic and Diluted:
   Net loss per share                         $     (0.11)  $     (0.08)
                                              ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999          1998
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (879,770)  $  (647,476)
   Adjustment to reconcile net loss
    to net cash used in operating activities:
     Minority interest                           (116,730)     (286,218)
    Depreciation and amortization                 439,107       566,508
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable     (3,046)      237,209
    Increase in inventories                       (94,254)       (4,650)
    Increase in prepaid expenses and ot           (12,199)     (180,947)
    Increase (decrease) in accounts payable
     and accrued expenses                         495,661      (242,205)
    Increase in deferred income                   168,097       108,513
                                              -----------   -----------
        Net cash used in operating activities      (3,134)     (449,266)
                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures             (21,101)     (154,488)
                                              -----------   -----------
        Net cash used in investing activities     (21,101)     (154,488)
                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to Affiliate
   Stores                                          62,987       (11,465)
  Increase (decrease) in notes payable and
    notes payable to shareholder and
    related entity                                 14,802      (345,499)
  Principal payments on capital leases            (37,123)      (30,588)
                                              -----------   -----------
        Net cash provided by (used in)
         financing activities                      40,666      (387,552)
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  16,431      (991,306)
                                              -----------   -----------
CASH AND CASH EQUIVALENTS, Beginning of
  period                                          200,501     2,584,900
                                              -----------   -----------
CASH AND CASH EQUIVALENTS, End of period      $   216,932   $ 1,593,594
                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest, net of amounts capitalized       $    13,905   $   341,387
                                              ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and
   capital leases                             $       -     $    39,847
                                              ===========   ===========
  Common stock of subsidiary issued in
   exchange for consulting services           $   116,730   $      -
                                              ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of March 31, 2000, SPEN owns 63.5% of the outstanding common stock and one-third of the outstanding convertible preferred stock of AASP, a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2000 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the management and operation of 65 acres of sports entertainment located on the south end of the Las Vegas "Strip" including the following: (1) The Callaway Golf Center located on 42 acres of land that includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar; and (2) The SportPark Las Vegas which is a family-oriented sports-themed amusement venue named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark's major attractions include NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, the RealRide SkatePark featuring the ramps used in the ESPN X-Games, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

2.  SPOPTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998, AASP entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman, AASP's President and CEO, and a related entity pledged their stock in SPEN to the landlord. Additionally, the landlord was issued 75,000 stock options in AASP exercisable at $4.00 per share through the year 2005.

AASP has not been in compliance with certain debt covenants related to this loan since September 30, 1999. Also, because of cash constraints, AASP did not make its September loan payment to the Lender and since then has not made any loan payments. AASP has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and AASP agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints.
This consultant, Management Resources, Inc. ("MRI") was hired in December
1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. AASP met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present AASP's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by AASP at the March 21 meeting. The Lender has not yet responded to AASP's proposal. Although management of AASP is optimistic that a work-out plan will be negotiated, there can be no assurance that AASP will be successful in doing so.

3.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three-month periods ended March 31, 2000 and 1999, respectively.

In January and February 2000, AASP issued an aggregate of 150,000 shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount of the closing market price of AASP's common stock on or about the date that the shares were issued.

4.  RELATED PARTY TRANSACTIONS

AASP has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at March 31, 2000 and December 31, 1999, respectively. Accrued interest payable of $252,358 and $234,616 at March 31, 2000 and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

AASP has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of March 31, 2000 and December 31, 1999,
respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $41,953 and $62,712 at March 31, 2000 and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Company normally has extensive transactions and relationships with its chairman and principal shareholder, a retail store owned by the Company's chairman (the "Affiliated Store" or "Paradise Store") and AASP. The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company benefit through volume purchasing together and shared costs of local and national advertising conducted by AASP. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $33,907 and $19,600 for the three months ended March 31, 2000 and 1999, respectively. Purchases of merchandise from the Paradise Store are recorded at the Company's cost and totaled $67,035 and $133,851 for the three months ended March 31, 2000 and 1999, respectively.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of March 31, 2000 and December 31, 1999:

                                                 2000          1999
                                              -----------   -----------
      Building                                $18,049,814   $18,049,814
      Land Improvements                         3,461,461     3,446,069
      Furniture and equipment                   2,190,547     2,184,835
      Leased equipment                            734,296       734,296
      Signs                                       745,299       745,299
      Go-Karts                                    457,115       457,115
      Leasehold improvements                      654,485       654,485
      Other                                        98,704        98,704
                                              -----------   -----------
                                               26,391,721    26,370,617
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (2,608,704)   (2,179,577)
                                              -----------   -----------
                                              $23,783,017   $24,191,040
                                              ===========   ===========

6.  LEASES

The land underlying the SPLV and CGC is leased to AASP at a base amount of $52,083 per month allocated $33,173 to CGC and $18,910 to SPLV. Also, the lease has provisions for contingent rent to be paid by AASP upon reaching certain gross revenue levels. The lease commenced October 1, 1997 for CGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options.

ue to cash constraints, AASP negotiated an agreement with the landlord to defer the land lease payments on both the SPLV and CGC beginning September 1999 with no specified ending date. Management of AASP believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to AASP to make such payments.

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

7.  COMMITMENTS AND CONTINGENCIES

AASP has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance that it will be sufficient to cover all future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company.

8.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2000, the Company had a net loss of $879,770 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,491,526 and negative cash flow from operations of $968,935. Additionally, as of March 31, 2000, the Company had a working capital deficit of $14,759,747 and cash and cash equivalents of $216,932. Approximately $14 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of AASP's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of March 31, 2000 would be about $800,000. See Note 2 for further information on the note payable in default.

Management believes that (1) negotiation of a reasonable work-out plan with the Bank, (2) the successful execution of its business plan in the Year 2000 and beyond as recommended by MRI, and (3) a working capital infusion to the Company of at least $1 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

9.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations and of cash flows for the three months ended March 31, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

      Decrease in revenues of the SportPark          $ (93,750)
      Increase in interest expense                     (26,352)
      Increase in minority interest                     42,496
                                                     ---------
      Increase in net loss                           $ (77,606)
                                                     =========

      Increase in net loss per share                 $    (.01)
                                                     =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes included in this report.

OVERVIEW

     The Company's continuing operations consist of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the management and operation of two sports entertainment venues in Las Vegas, Nevada through its All-American SportPark, Inc. subsidiary ("AASP"): The Callaway Golf Center
("CGC") and the All-American SportPark ("SportPark"). Results of operations for the quarters ended March 31, 2000 and 1999 include the results of the Rainbow Store, CGC and the SportPark. The Sportpark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, AASP sold its 80% interest in it on May 5, 1998, and AASP reacquired 100% of the CGC on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Revenues increased 10.5% to $2,183,090 in 2000 compared to $1,975,459 in 1999. Revenue for the retail store increased 16.8% to $619,694 in 2000 compared to $530,469 in 1999. Revenue for the CGC increased 33.8% to $646,346 in 2000 compared to $483,003 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 5.1% to $906,683 in 2000 compared to $955,737 in 1999. This decline is due in part to lower attendance levels in the first quarter of 2000 compared to 1999 due to very little advertising by the SportPark in January and February 2000 because of cash constraints. The decline was also due to fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of AASP made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was recommended by the industry consultant hired by AASP in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market. Although attendance for the SportPark was down in the first quarter of 2000 versus 1999, net per capita customer spending increased nearly 54% primarily due to the increased emphasis on group sales.

     COST OF REVENUES. Cost of revenues increased 14.4% to $824,375 in 2000 compared to $720,602 in 1999. Cost of revenues as a percentage of Revenues was 37.7% in 2000 compared to 34.8% in 1999. This increase is due mainly to costs for the CGC which are higher as a percentage of revenue in 2000 because, in the first quarter of 1999, the operating cost structure was not fully established as the CGC had just been acquired from Callaway Golf Company on December 31, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased nominally to $1,503,902 in 2000 compared to $1,483,300 in 1999. Although corporate overhead decreased approximately 25% in 2000 versus 1999, SG&A costs for the CGC increased for the same reason described above in "Cost of Revenues." SG&A for the

SportPark decreased approximately 2.5% and may have decreased more if not for increased legal and professional fees related to the SportPark loan default issue discussed in "LIQUIDITY AND CAPITAL RESOURCES" below.

     DEPRECIATION AND AMORTIZATION. These costs increased to $439,107 in 2000 compared to $410,293 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased to $412,206 in 2000 compared to $369,845 in 1999 due primarily to interest costs on debt secured by the Sportpark Las Vegas and lower interest income in 2000 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision. The tax benefit for 1999 relates to a refund of taxes paid in prior years.

     MINORITY INTEREST. This amount is calculated as one-third of AASP's net loss for 1999. Although one-third of AASP's net loss for 2000 is $297,362, only $116,730 is recorded as minority interest because accounting rules limit the recording of minority interest to the extent a liability exists on the Company's balance sheet unless such losses are guaranteed by the minority owners which is not the case for the Company.

     NET LOSS. Net loss for 2000 was $879,770 compared to $647,476 for 1999. The increased net loss for 2000 is due primarily to the reasons already described. The SPLV accounted for approximately 79% of the 2000 net loss; the Rainbow store accounted for approximately 3% of the net loss; the CGC achieved net income in 2000 of $79,571; and the remainder relates to corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had negative working capital of $14,759,747. This deficit in working capital is largely due to the SPLV note payable that is in default (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes. If this note was classified for financial reporting purposes under its normal amortization schedule, the working capital deficit at March 31, 2000 would be approximately $800,000.

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

    AASP has not been in compliance with certain debt covenants related to this loan since September 30, 1999. Also, because of cash constraints, AASP did not make its September loan payment to the Lender and since then has not made any loan payments. AASP has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and AASP agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the

SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. AASP met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present AASP's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by AASP at the March 21 meeting. The Lender has not yet responded to AASP's proposal although a response is expected before the end of the second quarter. Although management of AASP is optimistic that a work-out plan will be negotiated, there can be no assurance that AASP will be successful in doing so.

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

     In addition to the Plan recommended by MRI, the Company is aggressively pursuing several other opportunities. The Company is developing, with the assistance of independent qualified professionals, a comprehensive business plan that will be used as the basis for seeking financing to either (1) refinance existing debt, (2) infuse sufficient working capital into the Company to insure future success, and (3) accelerate expansion plans into other markets. Several options are being evaluated to raise capital for the Company. Also, management is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the profitability objectives of the existing SportPark as well as the Company's expansion plans; several possible business structures will be evaluated.
An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that the Company will be successful in its efforts to raise capital for the Company nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with a well-known, established company in its industry to facilitate the profitability objectives of the existing SportPark or the Company's expansion plans.

     Also, management is continually evaluating new revenue opportunities that would provide a broader and more exciting customer experience as well as maximize the utilization of the Rainbow Store, SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In addition, since September 1999 the Company's President and AASP's President have each been deferring half of their salary until such time as the Company has sufficient capital resources.

     On December 31, 1998 AASP purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center has generated positive cash flow in 2000 and 1999. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing, or at terms acceptable to AASP.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman were $1,512,060 and $1,484,616 at March 31, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store were $306,920 and $292,712 at March 31, 2000 and December 31, 1999,
respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $294,311 at March 31, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

     There are no planned material capital expenditures in 2000.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $862,493 at March 31, 2000 compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2000.

     Operating Activities. Net cash used in operating activities was $3,134 and $449,266 for the three months ended March 31, 2000 and 1999, respectively. The primary reason for the difference relates to a more favorable change in 2000 in accounts payable and accrued expenses offset by higher collections of receivables in 1999.

     Investing Activities. Net cash used in investing activities was $21,101 and $154,488 for the three months ended March 31, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

     Financing Activities. Net cash provided by financing activities was $16,431 for the three months ended 2000 compared to net cash used in financing activities of $387,552 for the three months ended March 31, 1999. The primary reason for this difference is due to AASP not paying the debt service on the SportPark loan in 2000.

     The Company's current and expected sources of working capital are its cash balances that were $216,932 at March 31, 2000 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its third full year of operation. The Rainbow Store is now generating positive operating cash flow which is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Buildings, filed a complaint in the District Court of Clark County, Nevada against AASP and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. AASP has not yet filed an answer to this complaint. At March 31, 2000 and December 31, 1999, AASP had accrued a liability for the amount claimed.

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

                                  SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  May 15, 2000               By:/s/ Voss Boreta
                                     Voss Boreta, President and
                                     Chief Executive Officer


Date:  May 15, 2000               By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer