Form 10QSB
period 2000-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2000-08-14
CIK 793044

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2000




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

                            Yes X             No___

As of August 11, 2000, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999                        3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2000 and 1999                  5

         Consolidated Statements of Operations
         Six Months Ended June 30, 2000 and 1999                    6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999                    7

         Notes to Consolidated Financial Statements                 8

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                   14

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                   21

     Item 2.  Changes in Securities                               21

     Item 3.  Defaults Upon Senior Securities                     21

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                             21

     Item 5.  Other Information                                   21

     Item 6.  Exhibits and Reports on Form 8-K                    21

SIGNATURES                                                         22

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                            JUNE 30,      DECEMBER 31,
                                                   2000             1999
                                                -----------     -----------
                                                (Unaudited)

Current assets:
  Cash and cash equivalents                     $   364,868     $   200,501
  Accounts receivable                               162,691         135,823
  Inventory                                         682,125         643,332
  Prepaid expenses and other                        349,285         246,300
                                                -----------     -----------

     Total current assets                         1,558,969       1,225,956

Leasehold improvements and equipment, net        23,312,951      24,191,040
Due from affiliated stores                          226,945         168,779
Note receivable - related party                      20,000          20,000
Debt issuance costs, net                            333,459         353,425
Deposit for land lease                               37,821          37,821
Other assets                                         74,434          61,761
                                                -----------     -----------

    Total assets                                $25,564,579     $26,058,782
                                                ===========     ===========



























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    JUNE 30,      DECEMBER 31,
                                                   2000            1999
                                                -----------     -----------
                                                (Unaudited)
Current liabilities:
  Current portion of long-term debt             $13,104,813     $13,102,310
  Current portion of obligations under
    capital leases                                  122,557         165,144
  Accounts payable and accrued expenses           3,458,285       2,464,068
                                                -----------     -----------
     Total current liabilities                   16,685,655      15,731,522

Note payable to shareholder                       1,543,553       1,484,616
Due to affiliated stores                          1,756,182       1,634,842
Long-term debt, net of current portion              542,442         570,527
Obligation under capital leases, net
  of current portion                                299,229         395,505
Deferred income                                     780,464         694,396
                                                -----------     -----------
     Total liabilities                           21,607,525      20,511,408
                                                -----------     -----------

Minority interest                                 5,000,000       5,000,000
                                                -----------     -----------

Shareholders' equity (deficit):
  Series A Convertible Preferred stock, no par
   value, 500,000,000 shares authorized; no
   shares issued and outstanding for 2000
   and 1999                                               -               -
  Common stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding at June 30, 2000
   and December 31, 1999                          6,107,700       6,107,700
  Stock options issued                              268,300         268,300
  Accumulated deficit                            (7,418,946)     (5,828,626)
                                                -----------     -----------
     Total shareholders' equity (deficit)        (1,042,946)        547,374
                                                -----------     -----------
     Total liabilities and shareholders'
      equity (deficit)                          $25,564,579     $26,058,782
                                                ===========     ===========










The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)
                                                   2000            1999
                                                -----------     -----------
Revenues:
  SportPark Las Vegas                           $ 1,037,180     $ 1,174,911
  Retail operations                                 835,298         721,073
  Callaway Golf Center[TM]                          590,246         525,767
  Other                                              12,816           6,250
                                                -----------     -----------
     Total revenues                               2,475,540       2,428,001

Cost of Revenues:
  SportPark Las Vegas                               213,439         362,676
  Retail operations                                 579,146         613,605
  Callaway Golf Center[TM]                           74,121          98,323
                                                -----------     -----------
     Total cost of revenues                         866,706       1,074,604
                                                -----------     -----------
          Gross profit                            1,608,834       1,353,397

Operating expenses:
  Selling, general and administrative             1,482,629       1,757,915
  Depreciation and amortization                     429,792         419,494
                                                -----------     -----------
     Total Operating Expenses                     1,912,421       2,177,409
                                                -----------     -----------
Operating loss                                     (303,587)       (824,012)
                                                -----------     -----------
Other income (expense):
  Interest income (expense), net                   (406,963)       (398,060)
                                                -----------     -----------
Loss before provision (benefit) for
  income taxes                                     (710,550)     (1,222,072)

Provision (benefit) for income taxes                      -               -
                                                -----------     -----------
Loss before minority interest                      (710,550)     (1,222,072)

Minority interest in loss of subsidiary                   -         320,882
                                                -----------     -----------
          Net loss                              $  (710,550)    $  (901,190)
                                                ===========     ===========
NET LOSS PER SHARE:
  Basic and Diluted:
   Net loss per share                           $     (0.09)    $     (0.11)
                                                ===========     ===========






The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)

                                                   2000            1999
                                                -----------     -----------
Revenues:
  SportPark Las Vegas                           $ 1,943,863     $ 2,130,648
  Retail operations                               1,454,992       1,251,542
  Callaway Golf Center[TM]                        1,236,592       1,008,770
  Other                                              23,183          12,500
                                                -----------     -----------
     Total revenues                               4,658,630       4,403,460

Cost of Revenues:
  SportPark Las Vegas                               446,587         582,110
  Retail operations                               1,047,124       1,043,643
  Callaway Golf Center[TM]                          197,370         169,453
                                                -----------     -----------
     Total cost of revenues                       1,691,081       1,795,206
                                                -----------     -----------

          Gross profit                            2,967,549       2,608,254

Operating expenses:
  Selling, general and administrative             2,986,531       3,241,215
  Depreciation and amortization                     868,899         829,787
                                                -----------     -----------
     Total Operating Expenses                     3,855,430       4,071,002
                                                -----------     -----------
Operating loss                                     (887,881)     (1,462,748)
                                                -----------     -----------
Other income (expense):
  Interest income (expense), net                   (819,169)       (767,905)
                                                -----------     -----------
Loss before provision (benefit) for income
  taxes                                          (1,707,050)     (2,230,653)

Provision (benefit) for income taxes                      -         (74,887)
                                                -----------     -----------
Loss before minority interest                    (1,707,050)     (2,155,766)

Minority interest in loss of subsidiary             116,730         607,100
                                                -----------     -----------
          Net loss                              $(1,590,320)    $(1,548,666)
                                                ===========     ===========
NET LOSS PER SHARE:
  Basic and Diluted:
   Net loss per share                           $     (0.20)    $     (0.19)
                                                ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)
                                                   2000            1999
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,590,320)    $(1,548,666)
  Adjustment to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Minority interest                              (116,730)       (607,100)
    Depreciation and amortization                   868,899       1,017,566
    Gain on sale of equipment                        (3,818)              -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (26,868)        385,215
    (Increase) decrease in inventories              (38,793)          3,781
    (Increase) decrease in prepaid expenses
     and other                                        1,072        (206,857)
    Increase in accounts payable and accrued
     expenses                                       994,217         251,664
    Increase (decrease) in deferred income           86,068         (18,649)
                                                -----------     -----------
     Net cash provided by (used in) operating
      activities                                    173,727        (723,046)
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures               (75,071)       (540,525)
  Proceeds from sale of equipment                    35,964               -
                                                -----------     -----------
     Net cash used in investing activities          (39,107)       (540,525)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to Affiliate Stores                63,174         155,898
  Increase (decrease)in notes payable and notes
   payable to shareholder and related entity         33,355        (462,543)
  Principal payments on capital leases              (66,782)        (66,808)
                                                -----------     -----------
     Net cash provided by (used in)
      financing activities                           29,747        (373,453)
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        164,367      (1,637,024)
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, Beginning of
  period                                            200,501       2,584,900
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, End of period            364,868         947,876
                                                ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $    36,041     $   677,923
                                                ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and
   capital leases                               $         -     $    39,847
                                                ===========     ===========
  Common stock of subsidiary issued in
   exchange for consulting services             $   116,730     $         -
                                                ===========     ===========
  Capital lease obligation reduced in
   connection with sale of equipment            $    72,081     $         -
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of June 30, 2000, SPEN owns 63.5% of the outstanding common stock and one-third of the outstanding convertible preferred stock of AASP, a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2000 and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     Certain reclassifications have been made to amounts in the 1999 statements of operations to conform to the 2000 presentation.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's report on From 10-QSB for the quarter ended March 31, 2000.

     The Company's current operations consist of one Company-owned retail store in Las Vegas, Nevada and the management and operation of 65 acres of sports entertainment located on the south end of the Las Vegas "Strip" including the following: (1) The Callaway Golf Center located on 42 acres of land that includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar. (2) The SportPark Las Vegas which is a family-oriented sports-themed amusement venue named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark comprises 23 acres adjacent to the Callaway Golf Center and opened for business on October 9, 1998. The SportPark's major attractions includes NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

2.   SPORTPARK LAS VEGAS LOAN AGREEMENT

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

     AASP has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, AASP did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. AASP has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and AASP agreed that an amusement park industry consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. AASP met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present AASP's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by AASP at the March 21 meeting. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

     AASP has been working diligently for some time with the objective to either (1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of AASP and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan. Since these efforts were initiated, AASP has received two formal offers from independent buyers to acquire the SportPark. Both offers were rejected because they were not deemed to be in the best interest of the Company and its shareholders. AASP is in active discussions with other prospective buyers to determine their degree of interest and ability to consummate a possible transaction.

     The Lender has filed a notice of sale and foreclosure on the Chairman's parcels with a sale date set for August 17, 2000. On August 3, 2000, the Company met with the Lender's representative again to discuss final negotiating points for a possible workout arrangement that would include delaying the sale and foreclosure on the Chairman's parcels. The Lender is aware of our efforts to sell or refinance the SportPark. AASP expects to submit a final proposal to the Bank requesting sufficient time to consummate a transaction that satisfies the Company's obligation to the Bank. Although management of AASP is optimistic that a favorable resolution will be achieved with regard to this Bank issue, there can be no assurance that the Company will be successful in doing so. See also Note 8.

3.   EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

     Basic and diluted earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three and six month periods ended June 30, 2000 and 1999.

     In January and February 2000, AASP issued an aggregate of 150,000 shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

4.   RELATED PARTY TRANSACTIONS

     AASP has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at June 30, 2000 and December 31, 1999,
respectively. Accrued interest payable of $283,851 and $234,616 at June 30, 2000 and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

     AASP has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of June 30, 2000 and December 31, 1999, respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $48,577 and $62,712 at June 30, 2000 and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

     The Company normally has extensive transactions and relationships with its chairman and principal shareholder, a retail store owned by the Company's chairman (the "Affiliated Store" or "Paradise Store") and AASP. The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company's Rainbow retail store benefit through volume purchasing together and shared costs of local and national advertising conducted by the Paradise Store. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $57,407 and $54,418 for the six months ended June 30, 2000 and 1999, respectively. Purchases of merchandise from the Paradise Store are recorded at the Company's cost and totaled $177,983 and $376,800 for the six months ended June 30, 2000 and 1999, respectively.

5.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment include the following as of June 30, 2000 and December 31, 1999:

                                                 2000          1999
                                              -----------   -----------
      Building                                $18,090,736   $18,049,814
      Land Improvements                         3,468,434     3,446,069
      Furniture and equipment                   2,196,148     2,184,835
      Leased equipment                            583,262       734,296
      Signs                                       745,299       745,299
      Go-Karts                                    457,115       457,115
      Leasehold improvements                      654,485       654,485
      Other                                        97,662        98,704
                                              -----------   -----------
                                               26,293,141    26,370,617
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (2,980,190)   (2,179,577)
                                              -----------   -----------
                                              $23,312,951   $24,191,040
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

     The Company leases retail space for the Company-owned store under a non-cancelable operating lease agreement that was just recently extended for another five years and expires on June 30, 2005. The lease provides for a base monthly rental payment of $10,550. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes.

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

8.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2000, the Company had a net loss of $1,590,320 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,491,526 and negative cash flow from operations of $968,935. Additionally, as of June 30, 2000, the Company had a working capital deficit of $15,126,686 and cash and cash equivalents of $364,868. Approximately $14.2 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of AASP's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of June 30, 2000 would be about $900,000. See Note 2 for further information on the note payable in default.

     Management believes that (1) negotiation of a reasonable work-out plan with the Bank which may include the sale or refinancing of the SportPark, (2) the successful execution of its business plan in the Year 2000 and beyond as recommended by MRI, and (3) a working capital infusion to AASP of at least $1 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated statements of operations and of cash flows for the three and six month periods ended June 30, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

                                                      THREE        SIX
                                                      MONTHS      MONTHS
                                                      ENDED       ENDED
                                                      JUNE 30     JUNE 30
                                                      -------     -------

      Decrease in revenues from the SportPark        $ (93,750)  $(187,500)
      Increase in interest expense                     (26,352)   ( 52,704)
      Increase in minority interest                      5,801      48,297
                                                     ---------   ---------
      Increase in net loss                           $(114,301)  $(191,907)
                                                     =========   =========

      Increase in net loss per share                 $    (.01)  $    (.02)
                                                     =========   =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

OVERVIEW

     The Company's continuing operations consist of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the management and operation of 2 sports entertainment venues in Las Vegas, Nevada: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark"). Results of operations for the three and six months ended June 30, 2000 and 1999 include the results of the Rainbow Store, CGC and the SportPark. The SportPark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, AASP sold its 80% interest in it on May 5, 1998 and, AASP reacquired 100% of the CGC on December 31, 1998.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased 1.9% to $2,475,540 in 2000 compared to $2,428,001 in 1999. Revenue for the CGC increased 12.3% to $590,246 in 2000 compared to $525,767 in 1999 due to increased traffic flow and per capita spending. Revenue for the Rainbow retail store increased 15.8% to $835,298 in 2000 compared to $721,073 in 1999 due to a 2.9% increase in customer traffic and a 12.6% increase in per capita customer spending. Revenue for the SportPark declined 11.7% to $1,037,180 in 2000 compared to $1,174,911 in 1999.
This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in January and February 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was agreed to by the industry consultant hired by the Company in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market.

     COST OF REVENUES. Cost of revenues decreased 19.3% to $866,706 in 2000 compared to $1,074,604 in 1999. Cost of revenues as a percentage of Revenues was 35.0% in 2000 compared to 44.3% in 1999. This decrease is due mainly to fewer operating days at the SportPark, lower staffing and payroll costs in 2000 at both the SportPark and CGC, and significantly higher gross margins at the Rainbow retail store.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 15.7% to $1,482,629 in 2000 compared to $1,757,915 in 1999. Corporate overhead decreased 22.7% in 2000 versus 1999. Retail store SG&A decreased 11.6% due to streamlined payroll. SG&A costs for the CGC increased 7.7% due mainly to the 12.3% increase in CGC revenue. SG&A for the SportPark decreased 24.0% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $429,792 in 2000 compared to $419,494 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased 2.2% to $406,963 in 2000 compared to $398,060 in 1999 due mainly to lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     MINORITY INTEREST. Minority interest in loss of subsidiary was $0 in 2000 and $320,882 in 1999. This amount is generally calculated as approximately one-third of AASP's net loss. Minority interest is recorded to the extent that a liability exists on the Company's balance sheet unless losses in excess of such liability are guaranteed by the minority owners which is not the case for the Company.

     NET LOSS. Net loss for 2000 of $710,550 represents a 21.2% decrease from the net loss incurred in the comparable 1999 period of $901,190. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 27.2%; the retail operations recorded net income in 2000 of $84,466 compared to a net loss in 1999 of $78,431; CGC recorded net income of 63,509 in 2000 compared to a net loss in 1999 of $7,032, and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 15.4%.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased 5.8% to $4,658,630 in 2000 compared to $4,403,460 in 1999. Revenue for the CGC increased 22.6% to $1,236,592 in 2000 compared to $1,008,770 in 1999 due to increased traffic flow and per capita spending. Revenue for the Rainbow retail store increased 16.3% to $1,454,992 in 2000 compared to $1,251,542 in 1999 due to a 5.4% increase in customer traffic and a 10.3% increase in per capita customer spending. Revenue for the SportPark declined 8.8% to $1,943,863 in 2000 compared to $2,130,648 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in January and February 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was agreed to by the industry consultant hired by the Company in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market.

     COST OF REVENUES. Cost of revenues decreased 5.8% to $1,691,081 in 2000 compared to $1,795,206 in 1999. Cost of revenues as a percentage of Revenues was 36.3% in 2000 compared to 40.8% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC, and significantly higher gross margins at the Rainbow retail store.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 7.9% to $2,986,531 in 2000 compared to $3,241,215 in 1999. Corporate overhead decreased 23.1% in 2000 versus 1999. Retail store SG&A increased 3.4%. SG&A costs for the CGC increased 21.8% due mainly to the 22.6% increase in CGC revenue. SG&A for the SportPark decreased 16.6% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $868,899 in 2000 compared to $829,787 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased 6.7% to $819,169 in 2000 compared to $767,905 in 1999 due mainly to lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     MINORITY INTEREST. Minority interest in loss of subsidiary was $116,730 in 2000 and $607,100 in 1999. This amount is generally calculated as approximately one-third of AASP's net loss. Minority interest is recorded to the extent that a liability exists on the Company's balance sheet unless losses in excess of such liability are guaranteed by the minority owners which is not the case for the Company.

     NET LOSS. Net loss for 2000 of $1,590,320 represents a 2.7% increase from the net loss incurred in the comparable 1999 period of $1,548,666. The marginally higher net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 10.4%; the retail operations recorded net income in 2000 of $48,299 compared to a net loss in 1999 of $133,230; CGC recorded a 74.7% increase in net income of 143,080 in 2000 compared to a net income in 1999 of $81,889, and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 7.8%.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had negative working capital of $15,126,686. This deficit in working capital is largely due to the SportPark note payable that is in default (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes. If this note was classified for financial reporting purposes under its normal amortization schedule, the working capital deficit at June 30, 2000 would be approximately $900,000.

     On September 15, 1998, AASP entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. Debt service for this loan approximates $140,000 per month. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed as well as corporate guarantees of AASP and the Company. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of AASP pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of AASP upon the SportPark achieving certain debt service coverage milestones.

     AASP has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Lender and since then has not made any loan payments. AASP has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and AASP agreed that an amusement park industry consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. AASP met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present AASP's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by the Company at the March 21 meeting.
The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

     MRI's report includes detailed revenue and cost projections and a detailed sales and marketing plan. This report suggests (1) refocusing on the local individual customer base rather than individual tourists, (2) focusing significant resources on group sales and special events, (3) adding new products to supplement the performance of the Park during peak operating times (weekends) to maximize revenue, and (4) simplifying and providing consistency in the Park's ticketing programs. Management of AASP believes that the plans included in this report provide the necessary focus and detailed goals and action plans to substantially improve the SportPark's operating results in the Year 2000 and beyond. Although AASP is confident it can eventually achieve profitability and positive cash flow by successfully executing this plan, there can be no assurance that the Company will be successful in doing so.

     AASP has been working diligently for some time with the objective to either (1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of AASP and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan. Since these efforts were initiated, AASP has received two formal offers from independent buyers to acquire the SportPark. Both offers were rejected because they were not deemed to be in the best interest of the Company and its shareholders. AASP is in active discussions with other prospective buyers to determine their degree of interest and ability to consummate a possible transaction.

     The Lender has filed a notice of sale and foreclosure on the Chairman's parcels with a sale date set for August 17, 2000. On August 3, 2000, AASP met with the Lender's representative again to discuss final negotiating points for a possible work-out arrangement that would include delaying the sale and foreclosure on the Chairman's parcels. The Lender is aware of AASP's efforts to sell or refinance the SportPark. AASP expects to submit a final proposal to the Bank requesting sufficient time to consummate a transaction that satisfies AASP's obligation to the Bank. Although management of the Company is optimistic that a favorable resolution will be achieved with regard to this Bank issue, there can be no assurance that the Company will be successful in doing so.

     Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the Rainbow Store, SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. Also, since September 1999, the Company's President and AASP's President have deferred half of their salaries until such time as the Company and AASP have sufficient capital resources.

     On December 31, 1998 AASP purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center has generated positive cash flow in 2000 and 1999. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing, or at terms acceptable to AASP.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman along with accrued interest payable were $1,543,553 and $1,484,616 at June 30, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store along with accrued interest payable were $313,544 and $292,712 at June 30, 2000 and December 31, 1999, respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $332,428 at June 30, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

     There are no planned material capital expenditures in 2000.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $780,464 at June 30, 2000 compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a continued source of cash flow in 2000.

     Operating Activities. Net cash provided by operating activities was $173,727 for the six months ended June 30, 2000 compared to net cash used in operating activities of $723,046 for the six months ended June 30, 1999. The primary reason for the positive operating cash flow in 2000 versus negative operating cash flow in 1999 relates to a larger increase in 2000 in accounts payable and accrued expenses.


     Investing Activities. Net cash used in investing activities was $39,107 and $540,525 for the six months ended June 30, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

     Financing Activities. Net cash provided by financing activities was $29,747 for the six months ended June 30, 2000 compared to net cash used in financing activities of $373,453 for the six months ended June 30, 1999. The primary reason for this difference is due to AASP not paying the debt service on the SportPark loan in 2000.

     The Company's current and expected sources of working capital are its cash balances that were $364,868 at June 30, 2000 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its third full year of operation. The Rainbow Store is now generating positive cash flow, which is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company resolves the issue with the SportPark loan, achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint in the District Court of Clark County, Nevada against AASP and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not yet filed an answer to this complaint. At June 30, 2000 and December 31, 1999, AASP had accrued a liability for the amount claimed.

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

                               SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated:  August 11, 2000        By:/s/ Voss Boreta
                                  Voss Boreta, President and
                                  Chief Executive Officer


                               By:/s/ Kirk Hartle
                                  Kirk Hartle, Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically