Form 10QSB
period 2000-09-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2000-11-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000




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

                            Yes X             No___

As of November 14, 2000, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX

                                                               Page Number

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999                   3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2000 and 1999             5

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2000 and 1999              6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999              7

         Notes to Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         19

Item 2.  Changes in Securities                                     19

Item 3.  Defaults Upon Senior Securities                           19

Item 4.  Submission of Matters to a Vote of Security Holders       19

Item 5.  Other Information                                         19

Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                         20

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000            1999
                                              ------------    ------------
                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                   $    204,722    $    200,501
  Accounts receivable                              179,975         135,823
  Inventory                                        757,870         643,332
  Prepaid expenses and other                       225,575         246,300
                                              ------------    ------------
     Total current assets                        1,368,142       1,225,956


Leasehold improvements and equipment, net       22,881,786      24,191,040
Due from affiliated stores                         138,610         168,779
Note receivable - related party                     20,000          20,000
Debt issuance costs, net                           323,476         353,425
Deposit for land lease                              37,821          37,821
Other assets                                        60,333          61,761
                                              ------------    ------------

     Total assets                             $ 24,830,168    $ 26,058,782
                                              ============    ============


























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000            1999
                                              ------------    ------------
                                              (UNAUDITED)

Current liabilities:
  Current portion of long-term debt           $ 13,106,109    $ 13,102,310
  Current portion of obligations under
   capital leases                                  119,605         165,144
  Accounts payable and accrued expenses          3,885,537       2,464,068
                                              ------------    ------------
     Total current liabilities                  17,111,251      15,731,522


Note payable to shareholder                      1,575,046       1,484,616
Due to affiliated stores                         1,588,094       1,634,842
Long-term debt, net of current portion             527,899         570,527
Obligation under capital leases, net
  of current portion                               236,119         395,505
Deferred income                                    718,892         694,396
                                              ------------    ------------
     Total liabilities                          21,757,301      20,511,408

Minority interest                                5,000,000       5,000,000
                                              ------------    ------------

Shareholders' equity (deficit):
  Series A Convertible Preferred stock,
   no par value, 500,000,000 shares
   authorized; no shares issued and
   outstanding for 2000 and 1999                      -               -
  Common stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding at September 30,
   2000 and December 31, 1999                    6,107,700       6,107,700
  Stock options issued                             268,300         268,300
  Accumulated deficit                           (8,303,133)     (5,828,626)
                                              ------------    ------------
     Total shareholders' equity (deficit)       (1,927,133)        547,374
                                              ------------    ------------
     Total liabilities and shareholders'
      equity (deficit)                        $ 24,830,168    $ 26,058,782
                                              ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                                                  2000            1999
                                              ------------    ------------
Revenues:
  SportPark Las Vegas                         $    867,318    $  1,232,657
  Retail operations                                659,692         687,282
  Callaway Golf Center[TM]                         650,747         548,724
  Other                                              1,482           7,281
                                              ------------    ------------
     Total revenues                              2,179,239       2,475,944
                                              ------------    ------------

Cost of Revenues:
  SportPark Las Vegas                              175,431         404,524
  Retail operations                                504,418         526,274
  Callaway Golf Center[TM]                         146,637         114,618
                                              ------------    ------------
     Total cost of revenues                        826,486       1,045,416
                                              ------------    ------------
     Gross profit                                1,352,753       1,430,528
                                              ------------    ------------

Operating expenses:
  Selling, general and administrative            1,401,898       1,769,239
Depreciation and amortization                      429,253         429,845
                                              ------------    ------------
     Total operating expenses                    1,831,151       2,199,084
                                              ------------    ------------

Operating loss                                    (478,398)       (768,556)

Interest income (expense), net                    (405,789)       (423,637)
                                              ------------    ------------
Loss before income tax benefit                    (884,187)     (1,192,193)

Income tax benefit                                    -           (156,832)
                                              ------------    ------------
Loss before minority interest                     (884,187)     (1,035,361)

Minority interest in loss of subsidiary               -               -
                                              ------------    ------------
     Net loss                                 $   (884,187)   $ (1,035,361)
                                              ============    ============

NET LOSS PER SHARE:

     Basic and diluted                        $      (0.11)   $      (0.13)
                                              ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                                                  2000            1999
                                              ------------    ------------

Revenues:
 SportPark Las Vegas                          $  2,811,181    $  3,363,305
 Retail operations                               2,114,684       1,938,824
 Callaway Golf Center[TM]                        1,887,339       1,557,494
 Other                                              24,665          19,781
                                              ------------    ------------
     Total revenues                              6,837,869       6,879,404
                                              ------------    ------------

Cost of Revenues:
  SportPark Las Vegas                              622,018         986,634
  Retail operations                              1,551,542       1,569,917
  Callaway Golf Center[TM]                         344,007         284,071
                                              ------------    ------------
     Total cost of revenues                      2,517,567       2,840,622
                                              ------------    ------------
     Gross profit                                4,320,302       4,038,782
                                              ------------    ------------

Operating expenses:
  Selling, general and administrative            4,388,429       5,010,454
  Depreciation and amortization                  1,298,152       1,259,632
                                              ------------    ------------
     Total operating expenses                    5,686,581       6,270,086
                                              ------------    ------------
Operating loss                                  (1,366,279)     (2,231,304)

Interest income (expense), net                  (1,224,958)     (1,191,542)
                                              ------------    ------------
Loss before income tax benefit                  (2,591,237)     (3,422,846)

Income tax benefit                                    -           (231,719)
                                              ------------    ------------
Loss before minority interest                   (2,591,237)     (3,191,127)

Minority interest in loss of subsidiary            116,730         607,100
                                              ------------    ------------
     Net loss                                 $ (2,474,507)   $ (2,584,027)
                                              ============    ============

NET LOSS PER SHARE:

     Basic and diluted                        $      (0.30)   $      (0.32)
                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                                                             2000            1999
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (2,474,507)   $ (2,584,027)
    Adjustment to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interest                                        (116,730)       (607,100)
    Depreciation and amortization                           1,298,152       1,447,522
    Loss on sale of equipment                                   1,669            -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                (44,152)        206,482
    Increase in inventories                                  (114,538)        (64,220)
    (Increase) decrease in prepaid expenses and other         138,883        (111,520)
    Increase in accounts payable and accrued expenses       1,421,469         677,597
    Increase (decrease) in deferred income                     24,496         (96,825)
                                                         ------------    ------------
     Net cash provided by (used in) operating
      activities                                              134,742      (1,132,091)
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                        (108,467)       (884,149)
  Proceeds from sale of equipment                              37,023            -
                                                         ------------    ------------
     Net cash used in investing activities                    (71,444)       (884,149)
                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to Affiliated Stores             (16,579)        234,937
  Increase (decrease)in notes payable and notes
    payable to shareholder and related entity                  51,601        (582,486)
  Principal payments on capital leases                        (94,099)       (104,373)
                                                         ------------    ------------
     Net cash used in financing activities                    (59,077)       (451,922)
                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            4,221      (2,468,162)

CASH AND CASH EQUIVALENTS, beginning of period                200,501       2,584,900
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                      204,722         116,738
                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                              $     59,685    $    913,291
                                                         ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and capital leases    $       -       $     92,417
                                                         ============    ============
  Common stock of subsidiary issued in exchange for
    consulting services                                  $    116,730    $       -
                                                         ============    ============
  Capital lease obligation reduced in connection
    with sale of equipment                               $    110,826    $       -
                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of September 30, 2000, SPEN owns 63.5% of the outstanding common stock and one-third of the outstanding convertible preferred stock of AASP, a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments consisting of normal recurring adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2000, and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

Certain reclassifications have been made to amounts in the 1999 statements of operations to conform to the 2000 presentation.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's reports on From 10-QSB for the quarters ended March 31 and June 30, 2000. The balance sheet information presented as of December 31, 1999, is derived from the Company's audited financial statements included in its Form 10-KSB for the year then ended.

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

2.  SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President and CEO, its Chairman, and a related entity pledged their stock (the "Boreta Stock") in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

AASP has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, AASP did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. In November 1999, AASP began discussions with the Lender in an attempt to renegotiate the terms of the loan. As a result of these discussions, an amusement park industry consultant was retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance. This industry consultant completed its assignment in February 2000. AASP met with the Lender on March 21, 2000 to discuss the results of the consultant's reports and to present AASP's proposal for a work-out plan. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

AASP has been working diligently for some time with the objective to either
(1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of AASP, SPEN, and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October, 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2,750,000 as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and a lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease.
At the same time, the Landlord purchased from the Lender the SportPark Note

Payable, Equipment Note, and Equipment Lease. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with two unrelated parties to possibly manage and operate the SportPark. Several other strategies are also being considered. It is uncertain at this time how the ongoing relationship with the Landlord will be structured for the SportPark property. Management of the Company is currently negotiating with the Landlord to further resolve this SportPark issue. It is uncertain at this time as to how each of the foregoing transactions will be structured. AASP may or may not have continuing involvement with the SportPark property.

Although management of AASP believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that AASP will be successful in doing so. Also, see Note 8.

3.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three and nine month periods ended September 30, 2000 and 1999.

In January and February 2000, AASP issued an aggregate of 150,000 shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

4.  RELATED PARTY TRANSACTIONS

AASP has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at September 30, 2000 and December 31, 1999, respectively. Accrued interest payable of $315,344 and $234,616 at September 30, 2000 and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

AASP has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of September 30, 2000 and December 31, 1999,
respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $55,202 and $62,712 at September 30, 2000 and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Company normally has extensive transactions with its chairman and principal shareholder, and a retail store owned by the Company's chairman (the "Affiliated Store" or "Paradise Store"). The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company's Rainbow retail store benefit through volume purchasing together and shared costs of local and national advertising conducted by the Paradise Store. The Paradise Store and the Company-owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $80,879 and $99,701 for the nine months ended September 30, 2000 and 1999, respectively. Purchases of merchandise from the Paradise Store are recorded at the Company's cost and totaled $321,394 and $573,238 for the nine months ended September 30, 2000 and 1999, respectively.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of September 30, 2000 and December 31, 1999:

                                                 2000          1999
                                              -----------   -----------
      Building                                $18,105,736   $18,049,814
      Land improvements                         3,468,434     3,446,069
      Furniture and equipment                   2,203,257     2,184,835
      Leased equipment                            530,693       734,296
      Signs                                       745,299       745,299
      Go-Karts                                    457,115       457,115
      Leasehold improvements                      659,824       654,485
      Other                                       103,604        98,704
                                              -----------   -----------
                                               26,273,962    26,370,617
      Accumulated depreciation and
        amortization                           (3,392,176)   (2,179,577)
                                              -----------   -----------
                                              $22,881,786   $24,191,040
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

The Company leases retail space for the Company-owned store under a non-cancelable operating lease agreement that expires on June 30, 2005. The lease provides for a base monthly rental payment of $10,550. Under this lease, the base monthly rental may increase based on increases in the consumer price index and taxes.

7.  COMMITMENTS AND CONTINGENCIES

AASP has employment agreements with its President, as well as other key employees, which will require the payment of fixed and incentive based compensation.

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance that it will be sufficient to cover all future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company. Also, see Note 8.

8.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the nine months ended September 30, 2000, the Company had a net loss of $2,474,507 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,491,526 and negative cash flow from operations of $968,935. Additionally, as of September 30, 2000, the Company had a working capital deficit of $15,743,109 and cash and cash equivalents of $204,722. Approximately $14.5 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of AASP's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. See Note 2 for further information on the note payable in default.

Management believes that (1) successful negotiation of a reasonable work-out plan for the SportPark which may include the sale or refinancing of the SportPark, (2) the successful execution of its business plan in the Year 2000 and beyond, and (3) a working capital infusion to the Company of at least $1.5 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

Management of AASP has considered the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, in its evaluation as to whether the carrying amount of the SportPark assets is recoverable. Based on the relevant facts and circumstances, management of AASP does not believe that an impairment loss should be recognized at this time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

                                                 THREE          NINE
                                                 MONTHS         MONTHS
                                                 ENDED          ENDED
                                              SEPTEMBER 30   SEPTEMBER 30
                                              ------------   ------------

   Decrease in revenues from the SportPark    $    (93,750)  $   (281,250)
   Increase in interest expense                    (26,352)      ( 79,056)
                                              ------------   ------------
   Increase in net loss                       $   (120,102)  $   (360,306)
                                              ============   ============

   Increase in net loss per share             $       (.02)  $       (.05)
                                              ============   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

OVERVIEW

The Company's continuing operations consist of the retail location on Rainbow Boulevard in Las Vegas, Nevada and the management and operation of 2 sports entertainment venues in Las Vegas, Nevada: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark"). Results of operations for the three and nine months ended September 30, 2000 and 1999 include the results of the Rainbow Store, CGC and the SportPark. The SportPark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, AASP sold its 80% interest in it on May 5, 1998 and, AASP reacquired 100% of the CGC on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues decreased 11.9% to $2,179,239 in 2000 compared to $2,475,944 in 1999. Revenue for the CGC increased 18.6% to $650,747 in 2000 compared to $548,724 in 1999 due to increased traffic flow and per capita spending. Revenue for the Rainbow retail store decreased 4.0% to $659,692 in 2000 compared to $687,282 in 1999 due mainly to a 4.1% decrease in per capita customer spending with essentially the same customer traffic for each period. Revenue for the SportPark declined 29.6% to $867,318 in 2000 compared to $1,232,657 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of AASP made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events.

COST OF REVENUES. Cost of revenues decreased 20.9% to $826,486 in 2000 compared to $1,045,416 in 1999. Cost of revenues as a percentage of Revenues was 37.9% in 2000 compared to 42.2% in 1999. This decrease is due mainly to fewer operating days at the SportPark, lower staffing and payroll costs in 2000 at both the SportPark and CGC, and higher gross margins at the Rainbow retail store.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 20.8% to $1,401,898 in 2000 compared to $1,769,239 in 1999. Corporate overhead increased 13.8% in 2000 versus 1999 due mainly to professional fee in AASP. Retail store SG&A decreased 18.7% due to streamlined payroll. SG&A costs for the CGC decreased 15.9% due mainly to streamline payroll and lower property taxes. SG&A for the SportPark decreased 31.0% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

DEPRECIATION AND AMORTIZATION. These costs decreased nominally to $429,253 in 2000 compared to $429,845 in 1999.

NET INTEREST (EXPENSE) INCOME. Net interest expense decreased 4.2% to $405,789 in 2000 compared to $423,637 in 1999 due to lower principal balances of debt in 2000 compared to 1999.

INCOME TAXES. Due to operating losses and valuation allowances for certain deferred tax assets, the Company has recorded no tax provision nor has it recorded any tax benefits.

NET LOSS. Net loss for 2000 of $884,187 represents a 14.6% decrease from the net loss incurred in the comparable 1999 period of $1,035,361. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark and CGC properties. Comparing 2000 to 1999, the SportPark net loss decreased 18.3%; the retail operations net loss decreased 59.4%; CGC recorded net income of 45,094 in 2000 compared to a net loss in 1999 of $115,586; and the net loss attributed to corporate overhead increased 11.6% due mainly to increased professional fees in AASP.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues decreased .6% to $6,837,869 in 2000 compared to $6,879,404 in 1999. Revenue for the CGC increased 21.2% to $1,887,339 in 2000 compared to $1,557,494 in 1999 due to increased traffic flow and per capita spending. Revenue for the Rainbow retail store increased 9.1% to $2,114,684 in 2000 compared to $1,938,824 in 1999 due to a 3.5% increase in customer traffic and a 5.4% increase in per capita customer spending. Revenue for the SportPark declined 16.4% to $2,811,181 in 2000 compared to $3,363,305 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of AASP made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events.

COST OF REVENUES. Cost of revenues decreased 11.4% to $2,517,567 in 2000 compared to $2,840,622 in 1999. Cost of revenues as a percentage of Revenues was 36.8% in 2000 compared to 41.3% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC, and higher gross margins at the Rainbow retail store.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 12.4% to $4,388,429 in 2000 compared to $5,010,454 in 1999. Corporate overhead decreased 13.6% in 2000 versus 1999. Retail store SG&A decreased 4.9%. SG&A costs for the CGC increased 5.6% due mainly to increased revenue. SG&A for the SportPark decreased 21.5% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

DEPRECIATION AND AMORTIZATION. These costs increased to $1,298,152 in 2000 compared to $1,259,632 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

NET INTEREST (EXPENSE) INCOME. Net interest expense increased 2.8% to $1,224,958 in 2000 compared to $1,191,542 in 1999 due mainly to lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

INCOME TAXES. Due to operating losses and valuation allowances for certain deferred tax assets, the Company has recorded no tax provision nor has it recorded any tax benefits.

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

NET LOSS. Net loss for 2000 of $2,474,507 represents a 4.2% decrease from the net loss incurred in the comparable 1999 period of $2,584,027. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 13.1%; the retail operations recorded net income in 2000 of $32,574 compared to a net loss in 1999 of $171,943; CGC recorded net income of $188,174 in 2000 compared to a net loss in 1999 of $33,697; and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 2.0%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had negative working capital of $15,743,109. Approximately $14.5 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999 (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes.

On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President and CEO, its Chairman, and a related entity pledged their stock (the "Boreta Stock") in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

AASP has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, AASP did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. In November 1999, AASP began discussions with the Lender in an attempt to renegotiate the terms of the loan. As a result of these discussions, an amusement park industry consultant was retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance. This industry consultant completed its assignment in February 2000. AASP met with the Lender on March 21, 2000 to discuss the results of the consultant's reports and to present AASP's proposal for a work-out plan. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

AASP has been working diligently for some time with the objective to either
(1) sell the SportPark for an acceptable price to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of AASP, SPEN, and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October, 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2,750,000 as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and a lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease.
At the same time, the Landlord purchased from the Lender the SportPark Note Payable, Equipment Note, and Equipment Lease. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with two unrelated parties to possibly manage and operate the SportPark. Several other strategies are also being considered. It is uncertain at this time how the ongoing relationship with the Landlord will be structured for the SportPark property. Management of the Company is currently negotiating with the Landlord to further resolve this SportPark issue. AASP may or may not have continuing involvement with the SportPark property. Although management of AASP is optimistic that a favorable resolution will be achieved with regard to this SportPark issue, there can be no assurance that AASP will be successful in doing so.

Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the Rainbow Store, SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In addition, because of the Company's cash constraints, the Company's President and AASP's President began deferring half of their salaries in September 1999 and will continue to do so until such time as the Company has sufficient capital resources.

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

The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman along with accrued interest payable were $1,575,046 and $1,484,616 at September 30, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store along with accrued interest payable were $320,169 and $292,712 at September 30, 2000 and December 31, 1999,
respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $370,546 at September 30, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

There are no planned material capital expenditures in 2000.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $718,892 at September 30, 2000 compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a continued source of cash flow in 2000.

Operating Activities. Net cash provided by operating activities was $134,742 for the nine months ended September 30, 2000 compared to net cash used in operating activities of $1,132,091 for the nine months ended September 30, 1999. The primary reason for the positive operating cash flow in 2000 versus negative operating cash flow in 1999 relates to a larger increase in 2000 in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $71,444 and $884,149 for the nine months ended September 30, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

Financing Activities. Net cash used in financing activities was $59,077 and $451,922 for the nine months ended September 30, 2000 and 1999, respectively. The primary reason for this difference is due to AASP not paying the debt service on the SportPark loan in 2000.

The Company's current and expected sources of working capital are its cash balances that were $204,722 at September 30, 2000 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its fourth full year of operation. The Rainbow Store is now generating positive cash flow, which is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company resolves the issue with the SportPark loan, achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

Special Cautionary Notice Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint in the District Court of Clark County, Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not filed an answer to this complaint. At September 30, 2000 and December 31, 1999, the Company had accrued a liability for the amount claimed.

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

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  November 14, 2000        By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer



Date:  November 14, 2000        By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer