Form 10KSB
period 2000-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-04-02
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year ended:  December 31, 2000

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: _____ to ____

                         Commission File No. 0-17436

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                ----------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,862,037

As of March 26, 2001, 8,135,097 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $195,242.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     Sports Entertainment Enterprises, Inc. ("SPEN", formerly Las Vegas Discount Golf & Tennis, Inc. ("LVDG")) (the "Company") as of December 31, 2000
(1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns approximately two-thirds of the outstanding shares of common stock and one-third of the Convertible Preferred Stock of All-American SportPark, Inc. ("AASP"), a publicly traded company. The Company's ownership position in AASP represents the Company's largest asset and the financial results of AASP have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this report contains much disclosure about AASP and its business, readers should keep in mind that AASP operates as a separate company with its own management. For further information on AASP, see AASP's Form 10-KSB.

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

     In 1990, the Company opened its first company-owned store in Las Vegas, which served as a showcase and training center for franchisees. This store is still owned by the Company through its wholly-owned subsidiary, Las Vegas Discount Golf & Tennis Rainbow, Inc.

     The AASP subsidiary operated the business of franchising "Las Vegas Discount Golf & Tennis" stores and developed a concept for a sports-oriented theme park, as described below. AASP was a wholly owned subsidiary of the Company until December 1994 when AASP completed an initial public offering of its securities. The net proceeds to AASP from this public offering were approximately $3,686,000.

     On December 16, 1996, the Company and AASP entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to dispose of all but one of the Company-owned retail stores, all wholesale operations and the entire franchising business of AASP to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and AASP completed this transaction. As a result, the Company's operations, assets and liabilities now consist of one retail store and, through its ownership of AASP, the development and operation of sports recreation and amusement facilities known as "All-American SportParks" and "Callaway Golf Centers". See "BUSINESS OF THE COMPANY."

     In connection with the sale of the above-described assets, SPEN and AASP agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its All-American SportPark and Callaway Golf Center business which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, Ron Boreta - Vaso Boreta's son and the President of
AASP, and John Boreta   Ron Boreta's brother and a principal shareholder of
SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada. Likewise, the Buyer is restricted from operating stores in southern Nevada except for the Summerlin area of Las Vegas, Nevada.

     AASP is a Nevada corporation that was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998.

     AASP was acquired by SPEN in February 1988, from Vaso Boreta, who was its sole shareholder. As of December 31, 2000, Vaso Boreta owns approximately 23% of the outstanding common stock of SPEN, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of AASP. As of December 31, 2000, SPEN owns 2,000,000 shares of the AASP's common stock, which represents approximately two-thirds of the AASP's common stock outstanding. In October 1998, SPEN purchased 250,000 shares of Series B Convertible Preferred Stock of AASP which represents one-third of AASP's outstanding preferred stock.

     On July 12, 1996, AASP entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which AASP has developed its All-American SportPark and Callaway Golf Center properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres is home to the All-American SportPark which opened for business in October 1998. See "BUSINESS OF THE COMPANY".

     On June 20, 1997, the lessor of the 65 acre tract agreed with AASP to cancel the original lease and replace it with two separate leases: one lease for the Callaway Golf Center and the second lease for the All-American SportPark. Both leases are fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center commenced on October 1, 1997 when the golf center opened and has a base rent of $33,173 per month. The SportPark lease commenced on February 1, 1998 and has a base rent of $18,910 per month.

     During June 1997, AASP and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company which was owned 80% by AASP and 20% by Callaway; the LLC owned and operated the Callaway Golf Center[TM]. In May 1998, AASP sold its 80% interest in LLC to Callaway. (See "BUSINESS OF THE COMPANY"). On December 31, 1998 AASP acquired substantially all the assets of LLC subject to certain liabilities which resulted in AASP owning 100% of the Callaway Golf Center[TM].

     On October 19, 1998 AASP sold 250,000 shares of its Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player.

     On January 2, 2001, the Company closed it All-American SportPark property (excluding the Callaway Golf Center) to the general public as a result of
financial problems (see "BUSINESS OF THE COMPANY   DISCONTINUED SPORTPARK
OPERATIONS" below).

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

     Golf merchandise includes golf apparel, clubs, shoes, balls, bags and a range of accessories including caps, tees and golf instruction videotapes. The merchandise is sold under nationally known name brands and equipment such as Callaway, Nike, Spalding, Adams, Cleveland, Titleist, Taylor Made, Ping, Polo and others.

     Tennis merchandise includes a selection of tennis equipment such as tennis rackets, apparel, balls, shoes and other miscellaneous items. Name brands include Wilson, Prince, Dunlop, Kennex, Head, Adidas, Fila and others.

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

ALL-AMERICAN SPORTPARK

     AASP developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark ("Park") is comprised of two components: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark") amusement center. Collectively, the two properties complete a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The Park is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles from the SportPark including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The Park is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates
1.3 million.

ALL-AMERICAN SPORTPARK

     The SportPark opened for business on October 9, 1998 and operates on 23 acres of land. It is a state of the art amusement facility that has many unique attractions and elements. The main attractions and alliances are as follows:

     NASCAR SPEEDPARK. AASP has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that AASP has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

     As consideration for the license, AASP paid an initial fee of $25,000 and is required to pay a fee of $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, AASP pays NASCAR a royalty based on the SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark includes three unique tracks to accommodate three styles of racing: (1) the family Challenge track, (2) the adult Performance track and,
(3) the Sprint junior track. The Challenge track is a 1,200 linear foot reversible road course for nine-horsepower go-karts designed for families and children 10 and up; the Performance track is a 2,200 linear foot road course for twenty-horsepower NASCAR-style go-karts designed for youths and adults 16 years and older; the Sprint track is a 500 linear foot figure eight track for adults and smaller children. The SpeedParks are comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, and the Tailgater's Dining Circle. Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage compete on the three tracks. The cars are various scale versions of NASCAR replicas each designed and engineered to fit the track on which it races.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training. AASP was granted a license in December 1994 from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, as amended, AASP also had the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic open-air batting stadium that attempts to duplicate a major league experience for its patrons. Unlike normal industry standard batting cages, AASP's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at five different speeds. Outfield wall replicas of Fenway Park's "Green Monster", Baltimore's Oriole Park at Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League experience are authentic turnstiles, classic ballpark food and beverage concessions, and baseball memorabilia. The license expired on November 30, 2000.

     SPORTPARK PAVILION. The 100,000 square foot Pavilion Building includes a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service including the "Boston Garden Experience" Restaurant & Bar. Other attractions in the Pavilion are Augusta National Putting Experience, an 8,000 square foot arcade, "The Rock" Sport Climbing Wall, and SportPark Logo Shop.

     PEPSI ALLSPORT ARENA. The focal point of the Pavilion building is the 25,000 square foot Pepsi Allsport Arena which can be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor football/soccer playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions. The Pepsi Allsport Arena has proven to be in high demand in particular for large group parties and myriad special events including indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, ESPN2 Friday Night Fights, annual super bowl parties, large group events featuring top entertainers, corporate rallies, music and entertainment events. The Arena includes a giant 32 foot video display, state of the art audio, video, and lighting system which creates a unique multimedia light and sound experience, and movable seating which is adaptable for 1,500 to 3,000 people to view an event.

SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, AASP entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to the dispensing of its products at the Park. In addition, the agreement provides that Pepsi will have specified signage rights including the naming rights to the SportPark Arena as the Pepsi Allsport Arena. Pepsi is required to provide, all equipment needed to dispense its products at the Park.

     The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the Park.

     In addition, Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the Park and Pepsi.

     In exchange for these rights, Pepsi agreed to pay AASP a fixed annual cash payment for the term of the agreement such that five total cash payments are received. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right for all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the SportPark and CGC, during the ten-year term of the agreement. Sportservice pays rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice invested approximately $3.85 million into its food and beverage concession leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

DISCONTINUED SPORTPARK OPERATIONS

     The SportPark has been beset with financial problems since the opening in October 1998. It opened with much less financing than desired to create the experience that was originally envisioned for the property. Attendance never achieved forecasted levels and gradually decreased as sufficient financial resources were not available to keep the existing attractions at optimum operating condition or vary the amusement elements to always keep the experience "fresh."

     As a result of the foregoing, the SportPark was unable to make the scheduled loan payments on its mortgage (the "Bank Note") beginning in September 1999. No loan payments have been made since. Management of AASP made several attempts to resolve the SportPark's financial problems by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. These efforts did not result in solving the financial problems of the SportPark.

     Ultimately, in October and November 2000, the Bank forced AASP's Chairman to liquidate additional collateral he had pledged for the Bank Note which resulted in payment to the Bank of $2.75 million and, the Landlord, who had subordinated his land to the Bank to help AASP secure the financing, bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. Since then, the Landlord and AASP have been actively pursuing a buyer/operator to take over the SportPark from AASP. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and is expected to continue to do so until a suitable buyer/operator is found. AASP and the Landlord are in active discussions with several prospects to sell or lease the SportPark.

AASP expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance AASP will be successful in doing so. Also, it is uncertain whether AASP will have any continuing interest in the SportPark.

CALLAWAY GOLF CENTER[TM]

     In June 1997, AASP completed a final agreement with Callaway to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land which is adjacent to the SportPark property and on Las Vegas Boulevard in Las Vegas, Nevada. The Callaway Golf Center opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee two-tiered driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the CGC includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system, the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by AASP and 20% by Callaway. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. AASP contributed the value of expenses incurred by AASP relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     AASP has executed a trademark license agreement with Callaway Golf pursuant to which AASP licenses the right to use the marks "Callaway Golf Center " and "Divine Nine" from Callaway Golf for a term beginning on December 30, 1998 and ending upon termination of the land lease on the Golf Center. AASP paid a one-time fee for this license agreement that was a component of the purchase price AASP paid for the Callaway Golf Center when it acquired the facility on December 30, 1998. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement upon the occurrence of any Event of Termination as defined in the agreement.

     As a result of the sale of its interest in the LLC to Callaway on May 5, 1998, AASP had no ownership of or involvement with the Callaway Golf Center until the end of 1998 (as described in the following paragraph), and the Callaway Golf Center was operated separately from the SportPark. However, AASP had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. The sale of the Company's 80% interest in the LLC was completed in order to improve AASP's financial condition that in turn improved AASP's ability to complete the financing needed for the final construction stage of the SportPark.

     On December 31, 1998 AASP acquired substantially all the assets of the LLC subject to certain liabilities. Under terms of the asset purchase agreement, AASP paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing program for the Rainbow retail store is based principally in print media who has proven effective over time.

     The marketing program in place for the SportPark is focused entirely on group parties and special events in both the tourist and local markets. In addition, the SportPark is being marketed for sale. AASP expects to continue this marketing strategy for the SportPark until such time as a suitable buyer/operator is found.

     The CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, AASP has instituted taxi and shuttle bus programs aimed at bringing customers directly to the CGC. Also, the CGC, along with its teaching academy tenant Giant Golf, has implemented programs to attract more group events, clinics, and other special promotional events.

     The CGC, which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas.

     Even though the license agreement with Major League Baseball expired in November 2000, AASP believes its unique baseball stadium concept has great potential to be expanded to other locations in the United States and overseas. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadiums or as stand-alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management believes this concept could be developed to include installations alongside Super speedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     AASP's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the Las Vegas location could require considerably more financial and human resources than presently exists at AASP.

COMPETITION

     RETAIL STORE. The Company's Las Vegas retail store competes with general sporting goods stores, other discount golf and tennis stores such as the Nevada Bob's and Pro Golf Discount franchise stores, discount department stores such as K-Mart, catalog stores and other retailers. The Company believes that the greatest competition to its retail store comes from the other discount golf and tennis stores, the numbers of which have grown in recent years.

     The Company also competes with entities engaged in the sale of similar merchandise by telephone and mail order sales. The largest telephone and mail order competitor that advertises through catalogs is much larger and has greater financial resources than does the Company. Major competitors that advertise through national magazine advertisements are Nevada Bob's and Edwin Watts.

     Principal competitive factors faced by the Company in the sale of merchandise generally are price, quality, personal service, merchandise selection, convenience, and customer loyalty. The Company believes that the prices of the merchandise it offers are generally below those offered by non-discount retail outlets.

     ALL-AMERICAN SPORTPARKS. Any amusement or golf facilities developed by AASP will compete with any other family/sports attractions in the city where such facilities are located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. AASP will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitation and patronage.

     In the Las Vegas market, AASP has competition from other golf courses, theme parks, family entertainment centers, and hotel/casinos. AASP management believes the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing which is unlike any competitor in the market.

TRADE NAMES AND TRADEMARKS

     AASP has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". AASP intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

EMPLOYEES

     As of March 26, 2001, there were 8 full time employees at the Company's executive offices, 15 at CGC, 6 at the Rainbow retail store, and 4 at the SportPark. Also, there were 12 part-time employees at the CGC, 5 at the Rainbow retail store, and 28 at the SportPark.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Company's other principal asset, the SportPark is located adjacent to the CGC at 121 East Sunset Road. The two properties occupy approximately 65 acres of leased land described in "ITEM 1.
DESCRIPTION OF BUSINESS   BUSINESS DEVELOPMENT."  The CGC was opened October
1, 1997 and the SportPark was opened October 9, 1998. Both properties are in good condition both structurally and in appearance. The CGC is owned 100% by AASP through a wholly-owned subsidiary, All-American Golf Center, Inc. The SportPark is owned 100% by AASP through a wholly-owned subsidiary, SportPark Las Vegas, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998. A fifteen-year note payable secured by a first deed of trust exists on the SportPark in the original amount of $13.5 million with interest at a default rate of 15% as of December 31, 2000, payable in monthly installments of approximately $140,000 beginning November 1998. This note has been in default since September 1999. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

      The Company's Rainbow Store leases approximately 5,600 square feet of retail space at 2200 Rainbow Boulevard, Las Vegas, Nevada. The lease provides for a base monthly rental payment of $9,220 and expires on June 25, 2005. The base monthly rental may increase based on the consumer price index and taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the complaints described in the following paragraph, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price doing business as Mach One Marketing Group, filed a complaint against AASP in the United States District Court of Nevada, seeking compensatory damages in the amount of $333,000, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SportPark. This case is in the discovery stage and has had no significant activity for over six months. Management intends to vigorously defend the case.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint against AASP in the District Court of Clark County Nevada against AASP and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. This amount is recorded in Accounts Payable and Accrued Expenses in the Company's consolidated balance sheets as of December 31, 2000 and 1999. This case has been put on hold by agreement of both the plaintiff's and Company's attorneys until a final resolution is reached with the SportPark property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is presently quoted on the OTC Bulletin Board under the symbol "SPEN." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                               HIGH       LOW
      -----------------------------              -------    -------
      Year Ended December 31, 2000:
       First Quarter                             $0.406     $0.125
       Second Quarter                            $0.375     $0.156
       Third Quarter                          $0.156     $0.063
       Fourth Quarter                            $0.203     $0.031

      Year Ended December 31, 1999:
       First Quarter                             $1.000     $0.469
       Second Quarter                            $0.938     $0.313
       Third Quarter                          $0.688     $0.250
       Fourth Quarter                            $0.313     $0.125

     HOLDERS. The number of holders of record of the Company's no par value common stock at March 1, 2001, was approximately 895. This does not include approximately 1,500 shareholders that hold stock in their accounts at broker/dealers.

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

OVERVIEW

     The Company's continuing operations consist of a single retail store and the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

DISCONTINUED OPERATIONS. On December 31, 2000, AASP formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; AASP does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. AASP is in discussions with several prospective buyers/operators and expects to complete a transaction to dispose of the Sportpark sometime in 2001. As a result of the foregoing, AASP recorded a write down of $6,510,181 to adjust the SportPark assets' carrying amount to estimated net realizable value. Also, loss from operations of the SportPark was $4,521,227 and $3,417,079 in 2000 and 1999, respectively. The larger loss in 2000 is primarily the result of interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in addition, all fees (i.e. legal, etc.) associated with the Bank's efforts to resolve this default issue were added to the balance due on the SportPark loan.

CONTINUING OPERATIONS.

     REVENUES. Revenues increased 8.8% to $5,415,829 in 2000 compared to $4,980,025 in 1999. Revenues from retail operations increased 5.4% to $2,932,037 in 2000 compared to $2,782,993 in 1999. The increase is due mainly to higher customer counts in 2000 versus 1999. Revenues from the CGC increased 13% to $2,433,885 in 2000 compared to $2,154,222 in 1999. The increase for CGC is due mainly to higher visitation and per capita spending in 2000 versus 1999.

     COST OF REVENUES. Cost of revenues decreased slightly less than 1% to $2,598,249 in 2000 compared to $2,617,224 in 1999. Cost of Revenues as a percentage of Revenues was 47.9% in 2000 compared to 52.6% in 1999. The cost of revenue decrease is due to mainly to implementation of slightly different pricing models for the Rainbow retail store in 2000 in an attempt to achieve a target gross margin of 27%. Better inventory management processes also contributed to this change. This was only slightly offset by a modest increase in cost of revenue for the CGC primarily due to support of the CGC increased revenues described above.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 11.6% to $2,737,088 in 2000 from $3,092,666 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Management has had success reducing corporate overhead costs primarily in the areas of payroll and professional fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $120,286 in 2000 compared to $138,226 in 1999 due mainly to the disposition of certain assets of the CGC in early 2000.

     INTEREST EXPENSE, NET. Net interest expense decreased 8.5% to $302,063 in 2000 compared to $330,275 in 1999. This decrease is due primarily to the reduction in capital lease obligations in early 2000 in connection with the disposition of certain assets of the CGC.

     INCOME TAXES. Due to net losses in 2000 and 1999, the Company has recorded no tax provision. However, the benefit of $516,819 in 1999 relates to (1) a tax refund of $156,832 which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net taxable income; this had resulted from the Company's 1997 sale of its franchised retail stores, and (2) $212,387 related to overpayment of taxes from 1997, and (3) a $147,600 decrease in the deferred tax liability.

     MINORITY INTEREST. Minority interest was $116,730 in 2000 compared to $607,100 in 1999. This caption reflects the portion of operating losses that are allocated to the minority shareholders of AASP.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $225,127 in 2000 compared to $74,447 in 1999. Excluding the adjustments for minority interest described above, net loss from continuing operations was $341,857 in 2000 and $681,547 in 1999. The decreased net loss in 2000 is due primarily to increased revenue in 2000 at the CGC along with lower overall costs in 2000 resulting from the Company's aggressive cost containment strategies that began in September 1999. The Company intends to continue this strategy in order to maintain efficiency in the Company's operations and to ultimately achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had a working capital deficit of $101,041. This deficit has been created primarily because of the ongoing financial problems of the discontinued SportPark business segment. The SportPark Bank Note in the original amount of $13.5 million has been in default since September 1999. This default and the related cash flow shortfalls of the SportPark business required AASP to use the positive cash flow of the CGC to fund these shortfalls. At the same time, the land lease payments for the CGC have not been made since September 1999 and have continued to accrue creating all of the working capital deficit.

     On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of AASP and SPEN. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, the AASP's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan.

     AASP defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of AASP and SPEN were released. During the period of default with the Bank, management of AASP made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and AASP have been actively pursuing a buyer/operator to take over the SportPark from AASP. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and will continue to do so until a suitable buyer/operator is found. AASP and the Landlord are in active discussions with several prospects to lease/buy the SportPark. AASP expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance AASP will be successful in doing so. Also, it is uncertain whether AASP will have some form of continuing interest in the SportPark.

     If AASP is successful in disposing of the SportPark and all of its related obligations, the Company's ability to continue as a going concern will be greatly improved although there can be no assurance AASP will be successful in doing so. While management of AASP is working diligently to achieve this end for the SportPark, AASP is aggressively pursuing several other opportunities. AASP is in various stages of adding new revenue producing elements to its CGC property that do not require significant capital investment by AASP. Also, AASP is aggressively pursuing financing sources with the CGC as collateral to improve the CGC operations and infuse working capital into AASP. Expansion plans into other markets will be facilitated by the ultimate resolution of the SportPark issues. Management of AASP is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate AASP's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that AASP will be successful in its efforts to raise capital for AASP nor can there be any assurance that AASP will be successful in its efforts to structure a relationship with an established company in its industry to facilitate AASP's expansion plans.

     There are no planned material capital expenditures in 2001.

     The Callaway Golf Center has generated positive cash flow in both 1999 and 2000. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing or with terms acceptable to AASP.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Such lendings were $1,777,328 at December 31, 1999 and have increased to $5,093,072 at December 31, 2000. AASP paid back $225,000 of these amounts in late March 1999; the offsetting increase relates to accrued interest payable on the remaining balances outstanding, and the $2.75 million along with associated costs of approximately $283,000 that the Company's chairman incurred to pay down the SportPark loan in October 2000. The loans are due at various dates beginning in 2001 and bear interest at ten percent per annum. Accrued interest payable of $469,212 at December 31, 2000 has been deferred, a practice which is expected to continue in 2001, if necessary.

     The Company's accounts payable and accrued expenses increased in 2000 to $1,284,699 from $712,003 in 1999 due mainly to deferred land lease payments on the CGC.

     OPERATING ACTIVITIES. During 2000, net cash provided by operating activities was $457,312 compared to $418,866 of net cash used in operating activities in 1999. The primary reasons for the difference relate to (1) an approximate $340,000 smaller net loss from continuing operations before minority interest in 2000 compared to 1999, and (2) a larger increase in accounts payable and accrued expense balances of approximately $500,000.

     INVESTING ACTIVITIES. During 2000, net cash provided by investing activities totaled $18,054 compared to net cash used in investing activities of $244,823 in 1999. The primary difference is more expenditures for leasehold improvements at the CGC in 1999 compared to 2000.

     FINANCING ACTIVITIES. During 2000, net cash used in financing activities was $71,950 compared to net cash provided by financing activities during 1999 of $630,724. The main reason for the difference is a change in due to affiliated stores and related entities of about $800,000.

     The Company's current and expected sources of working capital are its cash balances that were $480,126 at December 31, 2000 and its continuing positive operating cash flow of its CGC property and the Rainbow Store. Working capital needs have been helped by deferring payments on the SportPark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center and Rainbow retail store are generating positive cash flow and their prospects are expected to become even more positive as it the CGC moves into its fourth full year of operation and management's streamlining of operations continues. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -----------------------------------------------
Vaso Boreta           67     Chairman of the Board

Ronald S. Boreta      38     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     73     Director

William Kilmer        60     Director

Kirk Hartle             35     Chief Financial Officer

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

     VASO BORETA has been Chairman of the Board of Directors since December 1989, President since July 1994, and Treasurer and Secretary since June 1992, and a Director of the Company since February 1988. He also served as the Company's President from February 1988 to December 1989, and October 1990 to June 1992. Mr. Boreta has also been an Officer and a Director of AASP since its formation in March 1984. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. Mr. Boreta's original store is now an
Affiliated Store of the Company.   Mr. Boreta devotes approximately 50% of his
time to the business of the Company and the balance to operating his Affiliated Store.

     RONALD S. BORETA has been a Director since February 1988, and served as President of the Company from June 1992 until July 1994, when he resigned to become President and Chief Executive Officer of AASP. He also previously served as Vice President, Secretary and Treasurer of the Company. He has been employed by AASP since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of AASP located in San Francisco, California. Mr. Ron Boreta has also been a Director of AASP since 1984, and an Officer since 1986. Prior to his employment by AASP, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2000, 1999 and 1998 from the Company:


                                 SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION                AWARDS
                         ----------------------------    ----------------------
                                                                    SECURITIES
                                              OTHER      RE-        UNDERLYING   ALL
                                              ANNUAL     STRICTED   OPTIONS/     OTHER
NAME AND PRINCIPAL                            COMPEN-    STOCK      SARs         COMPEN-
POSITION            YEAR  SALARY(1)  BONUS    SATION(2)  AWARD(S)   (NUMBER)     SATION
------------------  ----  --------  --------  ---------  ---------  -----------  ------
Vaso Boreta,        2000  $100,000    --      $30,247(2)   --           --         -
 President and      1999  $102,381    --      $30,250      --           --          -
 Chairman of the    1998  $100,000    --      $25,833      --           --         --
 Board

Ronald S. Boreta,   2000  $120,000    --      $31,845(3)   --           --          -
 President and      1999  $121,939    --      $29,301      --         281,000      --
 CEO of Subsidiary  1998  $100,000    --      $39,348      --           --
________________

(1)  Includes $60,000 for 2000 and $21,074 in 1999 deferred by Ron Boreta, and
$50,000 for 2000 and $17,445 in 1999 deferred by Vaso Boreta until such time as the Company's cash flow is stabilized. This election was made by Ron
Boreta and Voss Boreta in September 1999. All of Ron Boreta's salary is paid by AASP. All of Vaso Boreta's salary is paid by SPEN.



(2)  Represents amounts contributed by the Company to the Company's
Supplemental Retirement Plan on behalf of Vaso Boreta.

(3)  Represents amounts paid for country club memberships for Ronald S.
Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf. For 2000, 1999, and 1998, respectively, these amounts were $16,738, $13,446, and $11,148 for club memberships; $10,607, $7,188, and $7,200 for an automobile; and $3,000, $8,667, and $21,000 to the Company's Supplemental Retirement Plan.

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

     Under the 1991 Plan, in July 1999, options to purchase 421,000 shares of the Company's common stock expired unexercised. In August 1999, the Company's Board of Directors granted options to purchase 421,000 shares of the Company's common stock for a period of 5 years from the grant date. All such options are all 100% vested were issued to the following people and were still outstanding as of March 26, 2001.

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

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $1.085 per share which is higher than the closing market price on the date of grant. The option vests as to 25,000 shares immediately and the remaining 25,000 shares vest on April 24, 2001. This option expires April 24, 2005.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

401(k) PLAN

     The Company provided a 401(k) employee retirement and savings program (the "401(k) Plan") which covered the Company's employees. Under the 401(k) Plan, an employee could contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company made matching contributions equal to 50% of participants' contributions up to six percent of the participants' salary. Effective December 6, 2000, SPEN terminated this plan due to lack of employee participation.

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

     In 1997, Vaso Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of AASP) were designated as Category I employees. The Company made contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta and Ron Boreta of $30,247 and $1,500, respectively, for 1999, and $30,250 and $8,667, respectively, for 1999.

     The Company's Board of Directors is expected to contribute approximately the same amounts it did in 2000 to the Plan for 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 26, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------          ---------------          --------
Vaso Boreta                          1,837,637 (1)            22.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                     1,723,288 (2)            20.5%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        5,000                 0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           5,000                 0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

Kirk Hartle                             25,000 (7)             0.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

John Boreta                          1,059,374 (3)            12.8%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd. (4)         1,304,445                16.0%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                    2,651,265 (6)            31.3%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers           3,595,925                42.6%
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

(7) Represents shares underlying options exercisable within 60 days held by the named person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 2000 the Company owns approximately two-thirds of the outstanding common stock of AASP and 33% of its Convertible Preferred Stock. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald S. Boreta, a Director of the Company, is President and a Director of AASP. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

     AASP has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, the golf retail store owned by the Chairman of SPEN (the "Paradise Store") and the St. Andrews Golf Shop ("SAGS") which is the golf retail store in the Callaway Golf Center owned by the President of AASP and his brother (the "Affiliated Stores"). The Paradise Store operates in Las Vegas, Nevada. The types of activities that are shared amongst all of these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     AASP has unsecured, ten- percent notes payable of $264,967 and 230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to AASP. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable. Interest payments of $26,508 and 27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001 if necessary.

     AASP has unsecured, ten- percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with Vaso Boreta. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that Vaso Boreta obtained from a bank to fund these loans to AASP. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included in the balance due. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001 if necessary.

     On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. To facilitate this financing transaction, the Landlord of the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

     In connection with the discontinued SportPark business segment loan resolution, the Company's chairman paid $2,750,000 to the Lender to release collateral he had pledged to secure the SportPark loan; this $2.75 million was used by the Lender to pay down the loan balance owed by the SportPark. In connection therewith, Vaso Boreta, the Company's chairman incurred costs and fees totaling $283,473 to consummate the transaction with the Lender. This transaction required Vaso Boreta to sell the collateral so that cash could be paid to the Lender in exchange for releasing the Lender's lien on the collateral. Accrued interest of $60,550 has been accrued on the total amount incurred by Vaso Boreta of $3,033,473. Interest is calculated at 10% per annum. There is currently no written agreement concerning this obligation.

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

     During 2000 and 1999, the Paradise Store purchased $104,777 and $105,999, respectively, in sporting goods merchandise from the Company. Also during 2000 and 199, the Paradise Store sold $414,417 and $584,001, respectively, in merchandise to the Company. The Company's Board of Directors believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owns a retail store in Las Vegas and the Company and the Affiliated Store share advertising costs in the Las Vegas market on an equal basis. During 2000 and 1999, the Company paid $145,909 and $148,376, respectively, for advertising shared with the Paradise Store, which represented approximately one-half of the costs of such advertising.

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

     ASI is a Nevada limited liability company whose members are Andre K. Agassi, a professional tennis player, and Perry Craig Rogers, an attorney and business manager.

     On October 19, 1998, immediately following the transaction between the Company and ASI described above, the Company used the $2,500,000 received from ASI to purchase 250,000 shares of the Series B Convertible Preferred Stock of AASP. AASP used these funds together with the proceeds of the $13,500,000 loan that AASP had recently obtained from the Nevada State Bank toward the completion of AASP's SportPark in Las Vegas, Nevada, to pay down short-term debt obligations and for working capital.

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


     (b)  REPORTS ON FORM 8-K.  None.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Sports Entertainment Enterprises, Inc. (a Colorado corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1e to the consolidated financial statements, the Company has had recurring operating losses and has had cash flow constraints since September 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern

                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
March 27, 2001

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

ASSETS

                                             DECEMBER 31,     DECEMBER 31,
                                                2000              1999
                                             ------------     ------------
Current assets:
  Cash and cash equivalents                  $    480,126     $    200,501
  Marketable securities                            97,394                -
  Accounts receivable                              42,435           33,836
  Inventory                                       563,140          590,536
  Prepaid expenses and other                       66,385           71,338
                                             ------------     ------------

     Total current assets                       1,249,480          896,211

Leasehold improvements and equipment, net       1,055,688        1,264,368
Due from affiliated stores                        138,661          168,779
Note receivable - related party                    20,000           20,000
Other assets                                       33,582           49,750
Net assets of discontinued operations             295,154        7,897,651
                                             ------------     ------------
     Total assets                            $  2,792,565     $ 10,296,759
                                             ============     ============


























The accompanying notes are an integral part of these consolidated financial statements.

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                           DECEMBER 31,    DECEMBER 31,
                                              2000            1999
                                           ------------    ------------

Current liabilities:
  Current portion of long-term debt        $     49,891    $     45,400
  Current portion of obligations under
   capital leases                                15,931          70,085
  Accounts payable and accrued expenses       1,284,699         712,003
                                           ------------    ------------

     Total current liabilities                1,350,521         827,488

Note payable to shareholder                   4,700,561       1,484,616
Due to affiliated stores                      1,689,529       1,624,874
Long-term debt, net of current portion          493,428         543,318
Obligation under capital leases, net
  of current portion                             23,153          73,229
Deferred income                                 178,919         195,860
                                           ------------    ------------

     Total liabilities                        8,436,111       4,749,385

Minority interest                             5,000,000       5,000,000

Shareholders' equity (deficit):
  Series A Convertible Preferred stock,
   no par value, 500,000,000 shares
   authorized; no shares issued and
   outstanding for 2000 and 1999                      -               -

  Common stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding at December 31,
   2000 and 1999                              6,107,700       6,107,700
  Stock options issued                          268,300         268,300
  Accumulated other comprehensive income         65,615               -
  Accumulated deficit                       (17,085,161)     (5,828,626)
                                           ------------    ------------
     Total shareholders' equity (deficit)   (10,643,546)        547,374

Total liabilities and shareholders'
  equity (deficit)                         $  2,792,565    $ 10,296,759


The accompanying notes are an integral part of these consolidated financial statements.

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000           1999
                                               ------------    -----------
Revenues:
  Retail operations                            $  2,932,037    $ 2,782,993
  Callaway Golf Center[TM]                        2,433,885      2,154,222
  Other                                              49,907         42,810
                                               ------------    -----------
     Total revenues                               5,415,829      4,980,025
                                               ------------    -----------
Cost of Revenues:
  Retail operations                               2,161,637      2,193,280
  Callaway Golf Center[TM]                          436,612        423,944
                                               ------------    -----------
     Total cost of revenues                       2,598,249      2,617,224
                                               ------------    -----------
     Gross profit                                 2,817,580      2,362,801
                                               ------------    -----------
Operating expenses:
  Selling, general and administrative             2,737,088      3,092,666
  Depreciation and amortization                     120,286        138,226
                                               ------------    -----------
     Total operating expenses                     2,857,374      3,230,892
                                               ------------    -----------
Operating loss                                      (39,794)      (868,091)
Interest expense, net                              (302,063)      (330,275)
                                               ------------    -----------
Loss from continuing operations before
  income taxes                                     (341,857)    (1,198,366)
Income tax benefit                                        -       (516,819)
                                               ------------    -----------
Loss from continuing operations before
  minority interest                                (341,857)      (681,547)
Minority interest in loss of subsidiary             116,730        607,100
                                               ------------    -----------
Loss from continuing operations                    (225,127)       (74,447)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations of
   SportPark business before writedown
   of assets                                     (4,521,227)    (3,417,079)
  Writedown of SportPark assets to net
   realizable value                              (6,510,181)             -
                                               ------------    -----------
 Loss from discontinued operations              (11,031,408)    (3,417,079)
                                               ------------    -----------
Net loss                                        (11,256,535)    (3,491,526)
                                               ------------    -----------
Other comprehensive income:
  Unrealized holding gains on securities             65,615              -
                                               ------------    -----------
Comprehensive loss                             $(11,190,920)   $(3,491,526)
                                               ============    ===========
NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations             $      (0.03)   $     (0.01)
   Loss from discontinued operations                  (1.36)         (0.42)
                                               ------------    -----------
     Net loss per share                        $      (1.39)   $     (0.43)
                                               ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                ACCUMULATED
                                                    STOCK          OTHER
                          PREFERRED     COMMON      OPTIONS     COMPREHENSIVE    ACCUMULATED
                            STOCK       STOCK       ISSUED         INCOME          DEFICIT          TOTAL
                          ----------   ----------   --------    -------------    -----------   -------------
Balance, 12/31/1998       $        -   $6,107,700   $268,300      $     -       $ ( 2,337,100)  $  4,038,900

Net loss                           -            -          -            -          (3,491,526)    (3,491,526)
                          ----------   ----------   --------    -------------   -------------   ------------
Balance, 12/31/1999                -    6,107,700    268,300            -          (5,828,626)       547,374

Comprehensive loss:
  Net loss                                                                        (11,256,535)   (11,256,535)
  Other comprehensive
   income:
    Unrealized holding
     gains on securities                                           65,615                             65,615
                          ----------   ----------   --------      -------       ------------    ------------
Comprehensive loss                 -            -          -       65,615        (11,256,535)    (11,190,920)
                          ----------   ----------   --------      -------       ------------    ------------
Balance, 12/31/2000       $        -   $6,107,700   $268,300      $65,615       $(17,085,161)   $(10,643,546)
                          ==========   ==========   ========      =======       ============    ============



























The accompanying notes are an integral part of these consolidated financial statements.

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000           1999
                                                 ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(11,256,535)   $(3,491,526)
   Adjustment to reconcile net loss to net
    cash provided by (used in) operating
    activities of continuing operations:
     Loss from discontinued operations             11,031,408      3,417,079
     Common stock of subsidiary issued for
      services                                        116,730              -
     Minority interest                               (116,730)      (607,100)
     Depreciation and amortization                    120,286        138,226
     Stock dividend received                          (31,779)             -
     Amortization of land lease deposit                     -              -
     Loss on sale of equipment                         (1,741)             -
     Bad debt expense                                       -         41,844
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (8,599)       341,662
     (Increase) decrease in inventories                27,396       (120,157)
     (Increase) decrease in prepaid expenses and
      other                                            21,121        (28,740)
     Increase in accounts payable and accrued
      expenses                                        572,697         62,793
     Decrease in deferred tax liability                     -       (147,600)
     Decrease in deferred income                      (16,942)       (25,347)
                                                 ------------    -----------
Net cash provided by (used in) operating
 activities of continuing operations                  457,312       (418,866)
                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                 (14,446)      (244,823)
  Proceeds from sale of equipment                      32,500              -
                                                 ------------    -----------
Net cash provided by (used in) investing
  activities of continuing operations                  18,054       (244,823)
                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to Affiliated Stores    (176,873)       635,047
  Increase in notes payable and notes payable
   to shareholder and related entity                  137,072         86,277
  Principal payments on capital leases                (32,149)       (90,600)
                                                 ------------    -----------
Net cash provided by (used in) financing
  activities of continuing operations                 (71,950)       630,724
                                                 ------------    -----------
NET CASH USED IN DISCONTINUED OPERATIONS             (123,791)    (2,351,434)
                                                 ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         279,625     (2,384,399)

CASH AND CASH EQUIVALENTS, beginning of period        200,501      2,584,900
                                                 ------------    -----------
CASH AND CASH EQUIVALENTS, end of period         $    480,126    $   200,501
                                                 ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $     58,361    $    71,347
                                                 ============    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock of subsidiary issued in
   exchange for consulting services              $    116,730    $         -
                                                 ============    ===========
  Capital lease obligation transferred in
   connection with sale of equipment             $     72,081    $         -
                                                 ============    ===========
  Costs incurred by the Company's Chairman to
   reduce the Company's long term debt           $  3,033,473    $         -
                                                 ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.

         SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Sports Entertainment Enterprises, Inc. ("SPEN"), a Colorado corporation, include the accounts of SPEN and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow"). SPEN and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

     b. COMPANY BACKGROUND AND PRIMARY CONTINUING BUSINESS ACTIVITIES

In 1974, the Company's chairman opened a retail store in Las Vegas, Nevada under the name Las Vegas Discount Golf & Tennis ("LVDG"). This store is still owned and operated by the Company's chairman and is referred to herein as the "Paradise Store." (See Note 4).

Prior to 1997, SPEN's primary business segments included: (1) the wholesale sales of golf and tennis related merchandise to franchisees and to other golf retailers, (2) the operation of Company-owned Las Vegas Discount Golf & Tennis retail stores and (3) franchising LVDG retail stores and collecting royalty revenue through its subsidiary AASP.

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

On June 13, 1997, AASP and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the Callaway Golf Center , a premier golf facility on 42 acres located at the south end of the world famous Las Vegas "Strip" at Las Vegas Boulevard and Sunset Road. AASP contributed $3 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000.
The Callaway Golf Center opened for business in October 1997.

On May 5, 1998, AASP sold its 80% membership interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million of debt, including accrued interest thereon, owed to Callaway by AASP. This transaction resulted in a gain to AASP of $1,638,000. AASP retained the option to repurchase the 80% membership interest for a period of two years. On December 31, 1998 AASP acquired substantially all the assets of the LLC subject to certain liabilities from Callaway. This acquisition resulted in AASP owning 100% of the Callaway Golf Center.

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

As of December 31, 2000, SPEN owns approximately two-thirds of the outstanding common stock of AASP and one-third of its Convertible Preferred Stock. The Company's President and Chairman of the Board, is also Chairman of the Board of AASP.

     c.  DISCONTINUED OPERATIONS

AASP developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The first SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark includes NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, an 8,000 square foot arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of December 31, 2000, management of AASP formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; AASP does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. AASP is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. Accordingly, the Company has accounted for AASP's SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999. In connection with the foregoing, AASP evaluated the net realizable value of the SportPark assets in the context of its current situation and negotiations with prospective buyers. In that regard, in the fourth quarter of 2000, management of AASP determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition.

Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following at December 31, 2000 and 1999:

                                                 2000          1999
                                             -----------    -----------

     Current assets                          $   171,182    $   367,566
     Property and equipment, net              14,879,510     22,926,672
     Other assets                                378,446        355,467
                                             -----------    -----------
                                              15,429,138     23,649,705
                                             -----------    -----------
     Notes payable (See Note 6)               13,080,776     13,084,118
     Capital lease obligations                   290,773        417,335
     Accounts payable and accrued
      liabilities                              1,455,283      1,752,065
     Deferred income                             307,152        498,536
                                             -----------    -----------
                                              15,133,984     15,752,054
                                             -----------    -----------
     Net assets to be disposed of            $   295,154    $ 7,897,651
                                             ===========    ===========

Revenues related to discontinued operations totaled $3,447,949 and 4,814,575 for 2000 and 1999, respectively.

AASP Management has been working with the Landlord in negotiating with several prospects to either purchase or lease the SportPark. It remains uncertain whether AASP will retain any ownership interest in the SportPark.

     d.  CONCENTRATIONS OF RISK

In addition to its single retail outlet, the Company, through AASP, operates one Callaway Golf Center and one All-American SportPark in Las Vegas, Nevada. As described above, since December 31, 2000, the All-American SportPark is operating on a limited basis and is being marketed for sale. The level of sustained customer demand for these types of recreational facilities is undetermined. AASP has implemented various strategies to market the Callaway Golf Center to both tourists and local residents. Should attendance levels at the Golf Center not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve-month period may require AASP to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that AASP would be successful in securing such debt or equity financing in amounts or with terms acceptable to AASP.

     e.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 2000 and 1999, the Company had a net loss of $11,256,535 and 3,491,526, respectively, and has experienced cash flow constraints since September 1999.

As of December 31, 2000, the Company had a working capital deficit of $101,041. Additionally, the $13 million note payable secured by a first deed of trust on the discontinued SportPark segment (Note 6) has been in default since September 1999. The Landlord for the SportPark bought this note payable from the Lender in November 2000, and the note remains in default.

In addition to not making payments on the SportPark loan since September 1999, AASP has not made any land lease payments to the Landlord since that time. AASP negotiated an agreement with the landlord to defer the land lease payments, totaling $624,996 annually, on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of AASP believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to AASP to make such payments.

As discussed in subpart c. above, AASP Management and the Landlord are negotiating with several prospects to either purchase or lease the SportPark. AASP Management believes that, in order to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months, a transaction with an unrelated party for the SportPark would need to be structured so that AASP would no longer fund cash shortfalls at the SportPark and AASP would be released from significant continuing liability for SportPark obligations.

If required to fund continuing operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     f. ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods. Management's estimates of net realizable value of assets of the discontinued segment and net loss on disposal thereof, could be subject to material change in the next year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center[TM], and from the sale of merchandise and/or services.

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

           Furniture and equipment      3-10 years
           Leasehold improvements       15 years

     e.   DEFERRED INCOME

Deferred income consists primarily of advance fees received from tenants and corporate sponsors. Deferred income is amortized to income over the life of the applicable agreement.

     f.   ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $223,299 and $304,334 in 2000 and 1999, respectively.

     g.  RECLASSIFICATIONS

In addition to accounts of the discontinued segment, certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

     h.   RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates.

     i.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 8,135,097 for both 2000 and 1999.

3.  SEGMENT INFORMATION

The Company's two operating segments are determined based on the nature of their activities. The retail operations segment consists of a Company-owned store located in Las Vegas, Nevada that sells sporting good merchandise. The Company's sport-oriented theme park segment which includes the All-American SportPark and Callaway Golf Center. As described in Note 1.c. above, the All-American SportPark has been classified as discontinued operations; as such, segment information for the SportPark is not included herein.

The accounting policies of the reported segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The financial information pertaining to the Company's retail operations and the Callaway Golf Center operations for each of the two years in the period ended December 31, 2000, is as follows:

                                      2000

                           Retail      Callaway
                          Operations  Golf Center  Adjustments     Total
                          ----------  -----------  -----------   ----------
Revenues from External
  Customers               $2,932,037  $ 2,433,885  $         -   $5,365,922
Interest Income                  251       12,079            -       12,330
Interest Expense             122,451      223,721            -      346,172
Depreciation &
 Amortization                 21,406       98,880            -      120,286
Minority Interest                  -            -      116,730      116,730
Segment Assets             4,595,520    2,374,634   (4,352,589)   2,617,565
Capital Expenditures           8,286       31,297            -       39,583

                                     1999
                           Retail      Callaway
                          Operations  Golf Center  Adjustments     Total
                          ----------  -----------  -----------   ----------

Revenues from External
  Customers               $2,782,993  $ 2,154,222  $         -   $4,937,215
Interest Income                  652        4,520            -        5,172
Interest Expense             107,009      228,438            -      335,447
Depreciation &
 Amortization                 21,081      146,139            -      167,220
Minority Interest                  -            -      607,100      607,100
Segment Assets             5,021,000    2,466,837   (4,943,723)   2,544,114
Capital Expenditures           9,789      235,034            -      244,823

4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with its Chairman, the Paradise Store, AASP, and the golf retail store located inside the Callaway Golf Center[TM] Saint Andrews Golf Shop ("SAGS"). SAGS is owned by AASP's President and his brother. The Paradise Store and SAGS are collectively referred to as the "Affiliated Stores." The types of activities that are shared between these entities are inventory purchases, advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to the respective companies based on relative benefit received. The Affiliated Stores purchased merchandise at the same cost as the Company. The Paradise Store and the Company owned store share advertising costs equally. The Company owned store's share of these advertising costs were $145,909 and $148,376 in 2000 and 1999, respectively. Sales of merchandise made by the Paradise Store to the Company totaled $414,417 and $584,001 for the years ended December 31, 2000 and 1999, respectively. The Paradise store purchased $104,777 and $105,999, respectively, in sporting goods merchandise from the Company.

AASP has unsecured, ten- percent notes payable of $264,967 and $230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to AASP. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $26,508 and $27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary.

AASP has unsecured, ten- percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with the Company's chairman. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Company's chairman obtained from a bank to fund these loans to AASP. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary.

In connection with the discontinued SportPark segment loan resolution (see
Note 6), the Company's chairman paid $2,750,000 to the Lender to release collateral he had pledged to secure the SportPark loan; this $2.75 million was used by the Lender to pay down the loan balance owed by the SportPark. In connection therewith, the Company's Chairman incurred costs and fees totaling $283,473 to consummate the transaction with the Lender. This transaction required the Company's chairman to sell the collateral so that cash could be paid to the Lender in exchange for releasing the Lender's lien on the collateral. The total amount of $3,033,473 incurred by the Company's chairman along with accrued interest payable of $60,550 is included under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheet at December 31, 2000. Payment of the accrued interest payable has been deferred and the Company's chairman has agreed to continue deferring the payment of accrued interest until such time as AASP has adequate capital resources to service this obligation.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                              2000            1999
                                          -------------    -----------

    Building                              $     252,866    $   252,866
    Land Improvement                            325,937        303,572
    Signs                                        67,590         67,590
    Furniture and equipment                     349,332        342,128
    Leasehold improvements                      387,495        497,801
    Equipment under capital leases               62,648        213,682
    Other                                        13,789          8,889
                                          -------------    -----------
                                              1,459,657      1,686,528
    Less accumulated depreciation
     and amortization                          (403,969)      (422,160)
                                          -------------    -----------
                                          $   1,055,688    $ 1,264,368
                                          =============    ===========

6. LONG-TERM DEBT

On September 15, 1998, AASP consummated a $13,500,000 secured loan with Nevada State Bank. The original term of the loan was for 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. Through August 31, 2003, the interest rate on the loan was 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the AASP's President and CEO, its Chairman, and a related entity pledged their stock in SPEN (the "Boreta Stock") to the Landlord. Additionally, the landlord was issued 75,000 stock options in AASP exercisable at $4.00 per share through the year 2005. Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

AASP has been in default on this loan since September 1999 because it did not make the September 1999 loan payment and has not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, AASP, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began its work in December 1999 and completed it in February 2000. The product of their evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant which, after a limited review, concluded that AASP's plan as prepared by its consultant could not be achieved. AASP met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, AASP reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and AASP are negotiating with several prospects to either purchase or lease the Sportpark property from the Landlord. Although management of AASP believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that AASP will be successful in doing so. Also, see Note 4.

The SportPark Note Payable principal balance and related accrued interest payable due as of December 31, 2000 is $13,049,922 and $310,991, respectively.

The Equipment Note original amount was $39,055. Payments are $808 per month with interest at 8.75% per annum. Payments on this note have not been made since the Landlord bought the Equipment Note from the Lender. The note's scheduled maturity is March 18, 2004. The balance owing at December 31, 2000 and 1999 was $30,854 and $34,196, respectively.

The SportPark Note Payable and Equipment Note are included as part of Net Assets of Discontinued Operations as described in Note 1.c above.

On December 31, 1998, the Company acquired substantially all the assets of the Callaway Golf Center subject to certain liabilities for $1 million in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This note has been discounted to reflect the notes' present value. As of December 31, 2000 and 1999, the note is recorded at $543,319 and $588,719, respectively, in the accompanying consolidated balance sheets.

Aggregate maturities of long-term debt of continuing operations for the five years subsequent to December 31, 2000, are as follows:

              Year ending:
                  2001         $    49,891
                  2002              54,827
                  2003              60,250
                  2004              66,210
                  2005              72,760
               Thereafter          239,381
                               -----------
                               $   543,319
                               ===========

7.  LEASES

SPEN and AASP share office and warehouse facilities leased from the Company's Chairman under a non-cancelable operating lease agreement, which expires on January 31, 2005. Rent is allocated 50% to SPEN and 50% to AASP. Rent expense for the Company's allocated share of this lease was $5,100 and $7,924 for 2000 and 1999, respectively.

The land underlying the All-American SportPark and Callaway Golf Center is leased to AASP at an aggregate amount of $52,083 per month allocated $18,910 and $33,173, respectively. Also, the leases have provisions for contingent rent to be paid by AASP upon reaching certain levels of gross revenues. The leases commenced October 1, 1997 for the Callaway Golf Center and February 1, 1998 for the SportPark. The terms of both leases are 15 years with two five-year renewal options. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP entered into a Deposit Agreement, which required AASP to post a refundable deposit to the lessor of $500,000. The deposit has been applied as prepaid rent to be amortized resulting in a balance of $0 and $37,821 as of December 31, 2000 and 1999, respectively.

Due to cash constraints, AASP negotiated an agreement with the landlord to defer the land lease payments on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of AASP believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to AASP to make such payments.

The Company also leases retail space for the Company-owned store under a non-cancelable operating lease agreement which expires on June 30, 2005 and provides for a base monthly rental payment of $9,220. Under this lease, the base monthly rental may increase based on the consumer price index and taxes. Rent expense under this lease totaled $121,618 and $124,525 in 2000 and 1999, respectively.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $630,450 and $757,449 for 2000 and 1999, respectively.

At December 31, 2000, minimum future lease payments of continuing operations are as follows:

                               Capital      Operating
                   Year        Leases         Leases         Total
                   ----        --------     ----------     ----------
                   2001        $ 29,520     $  566,419     $  595,939
                   2002          21,267        549,706        570,973
                   2003            -           562,280        562,280
                   2004            -           558,725        558,725
                   2005            -           494,055        494,055
                 Thereafter        -         3,323,943      3,323,943
                               --------     ----------     ----------
                 Total         $ 50,787     $6,055,128     $6,105,915
                                            ==========     ==========
Less amount representing
  interest                      (11,702)
                               --------
Present value of net minimum
capital leases payments          39,084
Current portion                 (15,931)
                               --------
Obligations under capital
leases net of current portion  $ 23,153
                               ========

8.  INCOME TAXES

The federal income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

                                            2000            1999
                                        -----------      -----------
     Current                            $(3,380,536)     $(3,310,739)
     Deferred                            (1,071,680)       1,470,759
     Less valuation allowance             4,452,216        1,323,161
                                        -----------      -----------
     Total                              $         -      $(  516,819)
                                        ===========      ===========

The components of the deferred tax asset (liability) consisted of the following at December 31:
                                            2000            1999
                                        -----------      -----------
Deferred Tax Liabilities:
  Temporary differences related to
  Property and Equipment                $(3,076,467)     $(1,894,158)

Deferred Tax Assets:
  Deferred Income                           165,264          236,094
  Other                                     291,498          125,498
  Writedown of assets                     2,213,462                -
  Net Operating Loss Carryforward         6,795,320        3,469,427
                                        -----------      -----------
Net Deferred Tax Asset Before
 Valuation Allowance                      6,389,077        1,936,861
Valuation allowance                      (6,389,077)      (1,936,861)
                                        -----------      -----------
Net Deferred Tax asset (liability)      $         -      $         -
                                        ===========      ===========

As of December 31, 2000, the Company has available for income tax purposes approximately $19.9 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations, does not differ materially from the amount computed at the federal income tax statutory rate.

9.   CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

On October 19, 1998, SPEN issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 options for common stock of the Company at an exercise price of $1.8392 per share through October 19, 2008.

     b.  STOCK OPTION PLANS

In June 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "1991 Plan"). All options granted under the 1991 Plan except for 4,000 options which were granted in 1992 and 1993 have either expired or were replaced under an amendment to the plan effective July, 1994. The 1991 Plan allows the Board to grant stock options from time to time to employees, officers, directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option or an option which is not an Incentive Stock Option as well as determining the vesting schedule and expiration date. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board of Directors at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations. Total options granted under the 1991 Plan in 1994 were 481,000 at an exercise price of $.80 per share. Of these shares, 60,000 had expired prior to 1999 while the remaining 421,000 shares expired in July 1999. New options representing 421,000 shares were granted in 1999 at an exercise price of $1.085 and vested immediately; these options expire in August 2004. An option for 50,000 shares was granted in 2000 at an exercise price of $1.085 with half of the shares vesting immediately and the remaining half vesting April 24, 2001; these options expire in April 2005. Total options outstanding under the 1991 Plan were 471,000 and 421,000 at December 31, 2000 and 1999, respectively.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000: risk-free interest rates of 4.20%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 3.43; and a weighted-average expected life of the options of 5.48 years. The assumptions for 1999 were the same except for the volatility factor of 1.88 and the weighted average expected life of the options of 6.51 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                  Year ended December 31,
                                  2000              1999
                              -------------      ------------
Net loss
  As reported                 $(11,256,535)      $(3,491,526)
  Pro forma                    (11,256,535)       (3,491,526)

Basic and diluted net
  loss per share
    As reported                      (1.39)             (.43)
    Pro forma                 $      (1.39)      $      (.43)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2000 and 1999 is presented below:

                                       2000                   1999
                              ----------------------  ----------------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                Shares       Price      Shares      Price
                              ----------------------  ----------------------
Outstanding at beginning
 of year                      768,975        $1.43     768,975      $1.27
  Granted                      50,000         1.09     421,000       1.09
  Exercised                      -             -          -           -
  Forfeited                      -             -          -           -
  Expired                        -             -      (421,000)      0.80
                              ----------------------  ----------------------
Outstanding at end of year    818,975        $1.41     768,975      $1.43
                              ======================  ======================

Exercisable at end of year    793,975        $1.42     768,975      $1.43
                              ======================  ======================
Weighted average fair value
 of options granted                          $0.15                  $0.45
                              ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding           Options Exercisable
                 ----------------------------------   ----------------------
                              Weighted
                              Average      Weighted                 Weighted
                              Remaining    Average                  Average
                 Number       Contractual  Exercise    Number       Exercise
                 Outstanding  Life (Years) Price       Exercisable  Price
                 -----------  ------------ --------    -----------  --------
Range of
 exercise
 prices
 $1.085-$1.84      818,975       5.48       $1.41       793,975       $1.42
                 ==========   ============  =======     ==========  ======

     c.  PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock. On October 21, 1992, the Board of Directors authorized the creation of Series A convertible preferred stock with no par value.

      d.  AASP PREFERRED STOCK SERIES A

On July 11, 1996 the AASP Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, AASP entered into an agreement to sell 500,000 shares of the Series A Convertible Preferred Stock at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights. All proceeds related to the agreement were received in accordance with its terms in 1996. The preferred stock issued by AASP and accompanying options to purchase 250,000 shares of AASP common stock is included as a component of minority interest in the accompanying consolidated balance sheets.

Each share of the Series A Convertible Preferred Stock is convertible into one share of AASP's common stock. Pursuant to the agreement, AASP also granted the holder an option to purchase up to 250,000 shares of AASP's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option.
As discussed in Note 13 below, in March 2001, AASP acquired all 500,000 shares of Series A convertible preferred stock from the holder and retired the shares.

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

     f.  AASP COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In 1994, AASP completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitled the holder to purchase one share of AASP common stock for $6.50, $2 above the initial public offering price. The Class A Warrants expired unexercised March 15, 1999.

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

10.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

The Company offered all its eligible employees participation in the Employees' 401(k) LVDG Profit Sharing Plan ("the Plan"). The Plan provided for purchases of certain investment vehicles by eligible employees through payroll deductions of up to 15% of base compensation. For 2000 and 1999, the Company matched 50% of employees' contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan charged to continuing operations of $2,114 and $6,770 for 2000 and 1999, respectively. Effective December 6, 2000, the Company terminated this plan due to lack of employee participation.

11.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of the Company and AASP is included.
This plan became effective on January 1, 1996. The Company made contributions to the plan charged to continuing operations of $33,247 and $30,250 for 2000 and 1999, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

In 1997, AASP entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi receives certain exclusive rights to product display and dispensing of only its products at the discontinued SportPark segment and Callaway Golf Center in exchange for a series of payments beginning when the SportPark opened. In addition, Pepsi was granted the naming rights to the multipurpose arena in the SportPark as the AllSport Arena. In addition, Pepsi provided the equipment needed to dispense its products at the SportPark and Callaway Golf Center. Also, the agreement provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising as well as Pepsi has the right to provide three marketing events per year. These events are to be used to promote the business of the SportPark and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

In 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the discontinued SportPark segment and the Callaway Golf Center , during the ten year term of the agreement. Sportservice pays rent based on a percentage of gross sales. The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a fixed payment.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

13.  SUBSEQUENT EVENT

In March 2001, AASP acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between AASP and TOI were terminated.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: March 30, 2001              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                            TITLE                      DATE
-----------------------       --------------------------       -------------

/s/ Vaso Boreta               President, Chairman of the       March 30, 2001
Vaso Boreta                   Board, Secretary, Treasurer
                              and Director


/s/ Ronald S. Boreta          Director                         March 30, 2001
Ronald S. Boreta


/s/ Kirk Hartle               Chief Financial Officer          March 30, 2001
Kirk Hartle


/s/ Robert R. Rosburg         Director                         March 30, 2001
Robert R. Rosburg


/s/ William Kilmer            Director                         March 30, 2001
William Kilmer