Form 10QSB
period 2001-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-05-15
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2001




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

                            Yes X             No___

As of May 11, 2001, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX

                                                               Page Number

PART I:  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000                         3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2001 and 2000                   5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                   6

         Notes to Consolidated Financial Statements                   7

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation                                     12

PART II: OTHER INFORMATION

      Item 1.  Legal Proceedings                                     16

      Item 2.  Changes in Securities                                 16

      Item 3.  Defaults Upon Senior Securities                       16

      Item 4.  Submission of Matters to a Vote of Security Holders   16

      Item 5.  Other Information                                     16

      Item 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                           17

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                  MARCH 31,   DECEMBER 31,
                                                    2001          2000
                                                --------------------------
                                                 (UNAUDITED)

Current assets:
  Cash and cash equivalents                     $   351,235   $   480,126
  Marketable securities                              70,929        97,394
  Accounts receivable                                57,970        42,435
  Inventory                                         637,407       563,140
  Prepaid expenses and other                         52,989        66,385
                                                -------------------------
     Total current assets                         1,170,530     1,249,480

Leasehold improvements and equipment, net         1,029,975     1,055,688
Due from affiliated stores                          165,618       138,661
Note receivable - related party                      20,000        20,000
Other assets                                         29,160        33,582
Net assets of discontinued operations               461,804       295,154
                                                -------------------------
 Total assets                                   $ 2,877,087   $ 2,792,565
                                                =========================




















 The accompanying notes are an integral part of these consolidated financial statements

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                         MARCH 31,     DECEMBER 31,
                                                           2001            2000
                                                       ----------------------------
                                                        (UNAUDITED)
Current liabilities:
  Current portion of long-term debt                    $     51,082    $     49,891
  Current portion of obligations under
    capital leases                                           15,931          15,931
  Accounts payable and accrued expenses                   1,505,910       1,284,699
                                                       ----------------------------
     Total current liabilities                            1,572,923       1,350,521

Note payable to shareholder                               4,807,891       4,700,561
Due to affiliated stores                                  1,582,121       1,689,529
Long-term debt, net of current portion                      480,202         493,428
Obligation under capital leases, net
  of current portion                                         17,471          23,153
Deferred income                                             253,929         178,919
                                                       ----------------------------
     Total liabilities                                    8,714,537       8,436,111
                                                       ----------------------------
Minority interest                                                 -       5,000,000
                                                       ----------------------------
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, no par
    value, 500,000,000 shares authorized; no
    shares issued                                                 -               -

  Common Stock, no par value, 15,000,000
    shares authorized, 8,135,097 shares
    issued and outstanding                                6,107,700       6,107,700
  Stock options issued                                      268,300         268,300
  Accumulated other comprehensive income                     39,150          65,615
  Additional paid-in capital                              4,995,000               -
  Accumulated deficit                                   (17,247,600)    (17,085,161)
                                                       ----------------------------
     Total shareholders' equity (deficit)                (5,837,450)    (10,643,546)
                                                       ----------------------------
Total liabilities and shareholders' equity (deficit)   $  2,877,087    $  2,792,565
                                                       ============================





 The accompanying notes are an integral part of these consolidated financial statements

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (UNAUDITED)

                                                         2001          2000
                                                           ------------------------
Revenues:
   Retail operations                                       $  643,650    $  619,694
   Callaway Golf Center(tm)                                   620,464       618,059
   Other                                                            -        10,367
                                                           ------------------------
          Total revenues                                    1,264,114     1,248,120

Cost of Revenues:
   Retail operations                                          478,761       467,978
   Callaway Golf Center(tm)                                    78,694        94,962
                                                           ------------------------
          Total cost of revenues                              557,455       562,940
                                                           ------------------------
               Gross profit                                   706,659       685,180

Operating expenses:
   Selling, general and administrative                        744,275       734,694
   Depreciation and amortization                               26,670        36,915
                                                           ------------------------
          Total Operating Expenses                            770,945       771,609
                                                           ------------------------
Operating loss                                                (64,286)      (86,429)

Interest expense, net                                        (154,392)      (86,630)
                                                           ------------------------
Loss from continuing operations before minority interest     (218,678)     (173,059)

Minority interest in loss of subsidiary                             -       116,730
                                                           ------------------------
Loss from continuing operations                              (218,678)      (56,329)

DISCONTINUED OPERATIONS:
  Gain from disposal of discontinued segment                   56,239             -
  Loss from discontinued operations of
    SportPark business                                              -      (823,441)
                                                           ------------------------
Income (loss) from discontinued operations                     56,239      (823,441)
                                                           ------------------------
          Net loss                                           (162,439)     (879,770)
                                                           ------------------------
Other comprehensive income:
  Unrealized holding losses on securities                     (26,465)            -
                                                           ------------------------
          Comprehensive loss                               $ (188,904)   $ (879,770)
                                                           ========================
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations                        $    (0.03)   $    (0.01)
    Income (loss) from discontinued operations                   0.01         (0.10)
                                                           ------------------------
      Net loss per share                                   $    (0.02)   $    (0.11)
                                                           ------------------------

 The accompanying notes are an integral part of these consolidated financial statements

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (UNAUDITED)

                                                                       2001           2000
                                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (162,439)   $ (879,770)
    Adjustment to reconcile net loss to net cash provided by
      operating activities of continuing operations:
    (Income) loss from discontinued operations                        (56,239)      823,441
    Common stock of subsidiary issued for services                          -        29,182
    Minority interest                                                       -      (116,730)
    Depreciation and amortization                                      26,670        36,915
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (15,535)      (12,048)
    Increase in inventories                                           (74,267)     (108,142)
    (Increase) decrease in prepaid expenses and other                  17,818        (6,738)
    Increase in accounts payable and accrued expenses                 221,211       278,745
    Increase (decrease) in deferred income                             75,010        (6,339)
                                                                    -----------------------
          Net cash provided by operating activities
            of continuing operations                                   32,229        38,516
                                                                    -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                    (957)      (19,841)
                                                                    -----------------------
          Net cash used in investing activities
            of continuing operations                                     (957)      (19,841)
                                                                    -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated stores                    (152,779)       89,037
  Increase in notes payable and notes payable
    to shareholder and related entity                                  95,295        16,492
  Cash paid to redeem preferred stock of subsidiary                    (5,000)            -
  Principal payments on capital leases                                 (5,682)      (14,139)
                                                                    -----------------------
          Net cash provided by (used in) financing activities
            of continuing operations                                  (68,166)       91,390
                                                                    -----------------------
NET CASH USED IN DISCONTINUED OPERATIONS                              (91,997)      (93,634)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (128,891)       16,431
                                                                    -----------------------
CASH AND CASH EQUIVALENTS, beginning of period                        480,126       200,501

CASH AND CASH EQUIVALENTS, end of period                            $ 351,235    $  216,932
                                                                    =======================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                         $  16,822    $   18,119
                                                                    =======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock of subsidiary issued in exchange for
    consulting services                                             $       -    $  116,730
                                                                    =======================


 The accompanying notes are an integral part of these consolidated financial statements

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), LVDG Development Corporation ("Development") and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of March 31, 2001, SPEN owns approximately 63.5% of the outstanding common stock and 100% of the outstanding convertible preferred stock which, combined, represents approximately 71.4% ownership of All-American SportPark, Inc. ("AASP"), a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2001 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company's continuing operations consist of one Company-owned retail store in Las Vegas, Nevada and, through AASP, the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Saint Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.DISCONTINUED OPERATIONS

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

As of December 31, 2000, management of AASP formalized a plan to dispose of the SportPark facility because (1) historically, the property has sustained substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; AASP does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. AASP is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. AASP Management has been working with the Landlord of the SportPark (see Note 3) in negotiating with several prospects who may purchase or lease the SportPark property. It remains uncertain whether AASP will retain any ownership interest in the SportPark. Accordingly, the Company has accounted for AASP's SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

Net assets of AASP's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                                   March 31,   December 31,
                                                      2001         2000
                                                  -----------  -----------
        Current assets                            $   409,916  $   171,182
        Property and equipment, net                14,879,510   14,879,510
        Other assets                                  444,995      495,396
                                                  -----------  -----------
                                                   15,734,421   15,546,088
                                                  -----------  -----------
        Notes payable (See Note 3)                 13,080,776   13,080,776
        Capital lease obligations                     270,123      290,773
        Accounts payable and accrued liabilities    1,406,030    1,455,283
        Deferred income                               417,152      307,152
                                                  -----------  -----------
                                                   15,174,081   15,133,984
                                                  -----------  -----------
             Net assets to be disposed of         $   560,340  $   412,104
                                                  ===========  ===========

Revenues related to discontinued operations totaled $335,958 and $906,683 for the three-month periods ended March 31, 2001 and 2000, respectively.

3.SPORTPARK LOAN AGREEMENT

On September 15, 1998 AASP consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 was 9.38%. The loan is secured by substantially all the assets of AASP that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the AASP's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the Landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

AASP has been in default on this loan since September 1999 because it did not make the September 1999 loan payment and has not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, AASP, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began work in December 1999 and completed it in February 2000. The product of the evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant who, after a limited review, concluded that the SportPark plan as prepared by its consultant could not be achieved. AASP met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, AASP reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that Nevada State Bank had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and AASP are negotiating with several prospects to either purchase or lease the Sportpark property from the Landlord. Although management of AASP believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that AASP will be successful in doing so. Also, see Note 7.

4.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted earnings per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three-month periods ended March 31, 2001 and 2000, respectively.

In March 2001, AASP acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on AASP's Board of Directors resigned. Also, all agreements and contractual obligations between AASP and TOI were terminated.

5.  RELATED PARTY TRANSACTIONS

The Company owned retail store has extensive transactions with a retail store owned by the Company's chairman (the "Affiliated Store" or "Paradise Store"). The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company owned store benefit through volume purchasing together and shared costs of local and national advertising. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $50,305 and $33,907 for the three months ended March 31, 2001 and 2000, respectively. Purchases of merchandise from the Paradise Store are recorded at the Company's cost and totaled $129,950 and $67,035 for the three months ended March 31, 2001 and 2000, respectively.

As of March 31, 2001 and December 31, 2000, the Company owned store owed the Paradise store $873,593 and $984,765, respectively. This liability has arisen over the past few years as a result of inventory advances from the Paradise store to the Rainbow store. In March 2001, $110,000 was paid to the Paradise store to reduce this obligation. Accrued interest payable of $304,317 and $280,541 is included with the above amounts as of March 31, 2001 and December 31, 2000, respectively, in the accompanying consolidated balance sheets under the caption "Due to affiliated stores."

6.  LEASES

The land underlying the SPLV and CGC is leased to AASP at an aggregate amount of $52,083 per month allocated $18,910 and $33,173, respectively. Also, the leases have provisions for contingent rent to be paid by AASP upon reaching certain gross revenue levels. The lease commenced October 1, 1997 for CGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options. Both leases have corporate guarantees of AASP.

Due to cash constraints, AASP negotiated an agreement with the landlord to defer the land lease payments on both the SPLV and CGC beginning September 1999 with no specified ending date. Management of AASP believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to AASP to make such payments.

7.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2001, the Company had a net loss of $162,439 and has experienced cash flow problems since September of 1999. For the year ended December 31,

2000, the Company had a net loss of $11,256,535 and a net loss from continuing operations of $225,127. As of March 31, 2001, the Company had a working capital deficit of $402,393. Additionally, the $13 million note payable secured by a first deed of trust on the discontinued SportPark segment (Note
2) has been in default since September 1999. The Landlord for the SportPark bought this note payable from the Lender in November 2000, and the note remains in default.

In addition to not making payments on the SportPark loan since September 1999, AASP has not made any land lease payments to the Landlord since that time (see
Note 6).

AASP Management and the Landlord are negotiating with several prospects who may purchase or lease the SportPark. AASP Management believes that, in order to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months, a transaction with an unrelated party for the SportPark would need to be structured so that AASP would no longer fund cash shortfalls at the SportPark and AASP would be released from significant continuing liability for SportPark obligations.

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

The Company's continuing operations consist of a golf and tennis retail store on Rainbow Boulevard in Las Vegas, Nevada and, through AASP, the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS   THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2000

DISCONTINUED OPERATIONS. On December 31, 2000, AASP formalized a plan to dispose of the SportPark facility because (1) historically, the property has sustained substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; AASP does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. AASP is in discussions with several prospective buyers/operators and expects to complete a transaction to dispose of the Sportpark sometime in 2001. Net income for the SportPark was $56,239 in 2001 compared to a net loss of $823,441 in 2000. The large loss in 2000 is primarily the result of interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in addition, all fees (i.e. legal, etc.) associated with the Bank's efforts to resolve this default issue were added to the balance due on the SportPark loan.

CONTINUING OPERATIONS.

REVENUES. Revenues increased 1.3% to $1,264,114 in 2001 compared to $1,248,120 in 2000. Revenue for the retail store increased 3.9% to $643,650 in 2001 compared to $619,694 in 2000. Revenue for the Callaway Golf Center increased nominally to $620,464 in 2001 compared to $618,059 in 2000. Revenue for the Callaway Golf Center was expected to increase in 2001 over 2000 by a larger amount but did not due mainly to unusually cold and rainy weather in Las Vegas in both January and February.

COST OF REVENUES. Cost of revenues decreased 1.0% to $557,455 in 2001 compared to $562,940 in 2000. Cost of revenues as a percentage of revenues was 44.1% in 2001 compared to 45.1% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 at the Callaway Golf Center because of the revenue fluctuation described above.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 1.3% to $744,275 in 2001 compared to $734,694 in 2000. The increase is consistent with the overall increase in Revenues described above.

DEPRECIATION AND AMORTIZATION. These costs decreased to $26,670 in 2001 compared to $36,915 in 2000 due to a lower overall depreciable base of fixed assets in 2001.

INTEREST EXPENSE, NET. Net interest expense increased to $154,392 in 2001 compared to $86,630 in 2000 due primarily to interest costs on new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

MINORITY INTEREST. This amount is generally calculated as one-third of AASP's net income or loss. Although one-third of AASP's net loss for 2000 is $297,362, only $116,730 is recorded as minority interest because accounting rules limit the recording of minority interest to the extent a liability exists on the Company's balance sheet unless such losses are guaranteed by the minority owners which is not the case for the Company.

NET LOSS. Net loss for 2001 was $218,678 compared to $56,329 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above and the effects of the minority interest in 2000. The Company generated a smaller operating loss in 2001 of $64,286 compared to $86,429 in 2000 as a result of lower direct payroll costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of $402,393. This deficit has been created primarily because of the ongoing financial problems of the discontinued SportPark business segment. The SportPark Bank Note in the original amount of $13.5 million has been in default since September 1999. This default and the related cash flow shortfalls of the SportPark business required AASP to use the positive cash flow of the CGC to fund these shortfalls. At the same time, the land lease payments for the CGC have not been made since September 1999 and have continued to accrue creating the majority of the working capital deficit.

On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of the Company and AASP. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, the AASP's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan.

AASP defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of the Company and AASP were released. During the period of default with the Bank, management of AASP made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and AASP have been actively pursuing a buyer/operator to take over the SportPark from AASP. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and will continue to do so until a suitable buyer/operator is found. AASP and the Landlord are in active discussions with several prospects to lease/buy the SportPark. AASP expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance AASP will be successful in doing so. Also, it is uncertain whether AASP will have any continuing interest in the SportPark.

If AASP is successful in disposing of the SportPark and all of its related obligations, the Company's ability to continue as a going concern will be greatly improved although there can be no assurance AASP will be successful in doing so. While management of AASP is working diligently to achieve this end for the SportPark, the Company is aggressively pursuing several other opportunities. AASP is in various stages of adding new revenue producing elements to its CGC property that do not require significant capital investment by AASP. Also, AASP is aggressively pursuing financing sources with the CGC as collateral to improve the CGC operations and infuse working capital into AASP. Expansion plans into other markets will be facilitated by the ultimate resolution of the SportPark issues. Management of AASP is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate AASP's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that AASP will be successful in its efforts to raise capital nor can there be any assurance that AASP will be successful in its efforts to structure a relationship with an established company in its industry to facilitate AASP's expansion plans.

On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center has generated positive cash flow in 2001 and 2000. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing, or at terms acceptable to the Company.

The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, included accrued interest payable, from the Company's Chairman and his personally owned retail store were $6,319,218 and $6,292,660 at March 31, 2001 and December 31, 2000,
respectively. The increase relates to accrued interest payable on the balances outstanding offset by $110,000 that was paid down on these amounts in March 2001. Accrued interest payable of $887,483 at March 31, 2001 has been deferred, a practice which is expected to continue in 2001, if necessary.

There are no planned material capital expenditures in 2001.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $253,929 at March 31, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2001.

Operating Activities. Net cash provided by operating activities was $32,229 for the three months ended March 31, 2001 compared to $38,516 for the three months ended March 31, 2000. The changes are comparable and consistent for the two periods.

Investing Activities. Net cash used in investing activities was $957 and $19,841 for the three months ended March 31, 2001 and 2000, respectively. The improvements in 2000 were primarily for the CGC whereas the improvements in 2001 were minor additions at the Company's retail store.

Financing Activities. Net cash used in financing activities was $68,166 for the three months ended March 31, 2001 compared to net cash provided by financing activities of $91,390 for the three months ended March 31, 2000.
The primary reason for the difference is (1) in 2001, a $110,000 paydown was made on loans due to the Company's chairman which did not occur in 2000, (2) the cash provided in 2000 is mainly attributed to increased advances from the Affiliated store to the Company owned store, and (3) a larger increase in 2001 versus 2000 in accrued interest payable on the notes payable to shareholder which is directly related to the larger note payable to shareholder balance in 2001 versus 2000 resulting from new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

The Company's current and expected sources of working capital are its cash balances that were $351,235 at March 31, 2001 and its continuing positive operating cash flow of its CGC property as well as the Company owned retail store. Working capital needs have been helped by deferring payments on the Sportpark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and Landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its fourth full year of operation. The Rainbow Store is now generating positive operating cash flow that is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

Special Cautionary Notice Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.


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

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  May 14, 2001               By:/s/ Voss Boreta
                                     ----------------------------------
                                     Voss Boreta, President and
                                     Chief Executive Officer


Date:  May 14, 2001               By:/s/ Kirk Hartle
                                     ----------------------------------
                                     Kirk Hartle, Chief Financial Officer