Form 10QSB/A
period 2000-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-06-26
CIK 793044

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

CONTINUING OPERATIONS.

     REVENUES. Revenues increased 8.8% to $5,415,829 in 2000 compared to $4,980,025 in 1999. Revenues from retail operations increased 5.4% to $2,932,037 in 2000 compared to $2,782,993 in 1999. The increase in retail operations is due mainly to (a) a 2.3% increase in customers purchasing merchandise in 2000 versus 1999, and (b) a 3.0% increase in the dollar amount of the average customer purchase in 2000 versus 1999. Revenues from the CGC increased 13% to $2,433,885 in 2000 compared to $2,154,222 in 1999. The increase for CGC is due mainly to higher visitation and per capita spending in 2000 versus 1999.

     COST OF REVENUES. Cost of revenues decreased slightly less than 1% to $2,598,249 in 2000 compared to $2,617,224 in 1999. Cost of Revenues as a percentage of Revenues was 47.9% in 2000 compared to 52.6% in 1999. The cost of revenue decrease is due mainly to implementation of slightly different pricing models for the Rainbow retail store in 2000 in an attempt to achieve a target gross margin of 27%. Gross margin (gross profit divided by revenues) for the retail operations was 26.3% in 2000 compared to 21.2% in 1999.
Better inventory management processes also contributed to this change. This was only slightly offset by a modest increase in cost of revenue for the CGC primarily due to support of the CGC increased revenues described above.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 11.6% to $2,737,088 in 2000 from $3,092,666 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Payroll costs decreased approximately $160,000 in 2000 compared to 1999 primarily due to AASP corporate staff reductions in Finance, Human Resources, and Creative Services. Advertising costs for AASP decreased by nearly $100,000 for the Callaway Golf Center property. The remaining decrease in 2000 compared to 1999 is due mainly to lower legal fees.

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

     The Company's current and expected sources of working capital are its cash balances that were $480,126 at December 31, 2000 and its continuing positive operating cash flow of its CGC property and the Rainbow Store. Working capital needs have been helped by deferring payments on the SportPark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. As of December 31, 2000, land lease payments owed for the CGC and SportPark are approximately $337,000 and $192,000, respectively. Deferrals of payments to the Company's Chairman and Affiliated Store and Landlord are expected to continue until the Company's Chairman and Affiliated Store and Landlord are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources to make these payments. On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with the Landlord which included a waiver of liabilities of AASP to the Landlord. The Landlord agreed to cancel all back rent obligations of the SportPark, and all back rent obligations of the CGC through April 30, 2001. See the Company's Report on Form 8-K dated June 1, 2001.

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
                                                 ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

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

     b.  MARKETABLE SECURITIES

In 2000, the Company received a stock dividend of 3,658 shares of Sun Life of Canada upon the demutualization of Sun Life Insurance Company. This stock dividend was received because the Company owns a life insurance policy in the name of the Company's Chairman.

     c.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center[TM], and from the sale of merchandise and/or services.

     d.  INVENTORIES

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

     f.   DEFERRED INCOME

Deferred income consists primarily of advance fees received from tenants and corporate sponsors. Deferred income is amortized to income over the life of the applicable agreement.

     g.   ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $223,299 and $304,334 in 2000 and 1999, respectively.

     h.  RECLASSIFICATIONS

In addition to accounts of the discontinued segment, certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

     i.   RECOVERABILITY OF LONG-LIVED ASSETS

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

     j.   LOSS PER SHARE

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

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.



Dated: June 26, 2001               By:/s/ Kirk Hartle
                                       Kirk Hartle, Chief Financial Officer