Form 10QSB
period 2001-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-08-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2001




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

                            Yes X             No___

As of August 14, 2001, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets June 30, 2001
         and December 31, 2000 ................................    3

         Consolidated Statements of Operations
         and Comprehensive Income (Loss)
         Three Months Ended June 30, 2001 and 2000.............    5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Six Months Ended June 30, 2001 and 2000...............    6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000...............    7

         Notes to Consolidated Financial Statements............    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................   13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.....................................   20

Item 2.  Changes in Securities.................................   20

Item 3.  Defaults Upon Senior Securities.......................   20

Item 4.  Submission of Matters to a Vote of Security Holders...   20

Item 5.  Other Information.....................................   20

Item 6.  Exhibits and Reports on Form 8-K......................   20

SIGNATURES.....................................................   21

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  JUNE 30,    DECEMBER 31,
                                                   2001           2000
                                                -----------   -----------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                     $   423,720   $   480,126
  Marketable securities                              86,878        97,394
  Accounts receivable                                70,644        42,435
  Inventory                                         574,378       563,140
  Prepaid expenses and other                        104,471        66,385
                                                -----------   -----------
     Total current assets                         1,260,091     1,249,480

Leasehold improvements and equipment, net         1,031,178     1,055,688
Due from affiliated stores                          161,488       138,661
Note receivable - related party                      20,000        20,000
Other assets                                         19,275        33,582
Net assets of discontinued segment                   42,339       295,154
                                                -----------   -----------
     Total assets                               $ 2,534,371   $ 2,792,565
                                                ===========   ===========





























The accompanying notes are an integral part of these consolidated financial statements.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                  JUNE 30,    DECEMBER 31,
                                                   2001           2000
                                                -----------   -----------
                                                (UNAUDITED)
Current liabilities:
 Current portion of long-term debt              $    52,301   $    49,891
 Current portion of obligations under
  capital leases                                     15,931        15,931
 Accounts payable and accrued expenses            1,209,245     1,284,699
                                                -----------   -----------
     Total current liabilities                    1,277,477     1,350,521

Note payable to shareholder                       4,915,222     4,700,561
Due to affiliated stores                          1,398,265     1,689,529
Long-term debt, net of current portion              466,660       493,428
Obligations under capital leases, net
  of current portion                                 11,791        23,153
Deferred income                                     228,929       178,919
Deferred income tax liability                        94,009             -
                                                -----------   -----------
     Total liabilities                            8,392,353     8,436,111
                                                -----------   -----------
Minority interest                                   366,103     5,000,000
                                                -----------   -----------

Shareholders' equity (deficit):
 Series A Convertible Preferred Stock, no par
  value, 5,000,000 shares authorized; no
  shares issued                                           -             -
 Common Stock, no par value, 15,000,000
  shares authorized, 8,135,097 shares
  issued and outstanding                          6,107,700     6,107,700
 Stock options issued                               268,300       268,300
 Accumulated other comprehensive income              55,099        65,615
 Additional paid-in capital                       5,012,378             -
 Accumulated deficit                            (17,667,562)  (17,085,161)
                                                -----------   -----------
     Total shareholders' equity (deficit)        (6,224,085)  (10,643,546)
                                                -----------   -----------
Total liabilities and shareholders' equity
  (deficit)                                     $ 2,534,371   $ 2,792,565
                                                ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                   2001           2000
                                                -----------   -----------
Revenues:
 Retail operations                              $   872,175   $   835,298
 Callaway Golf Center[TM]                           662,976       618,533
 Other                                                    -         8,998
                                                -----------   -----------
     Total revenues                               1,535,151     1,462,829

Cost of revenues:
 Retail operations                                  623,580       579,146
 Callaway Golf Center[TM]                            91,497       102,408
                                                -----------   -----------
     Total cost of revenues                         715,077       681,554
                                                -----------   -----------
     Gross profit                                   820,074       781,275

Operating expenses:
 Selling, general and administrative                744,078       722,504
 Depreciation and amortization                       25,286        27,666
                                                -----------   -----------
     Total operating expenses                       769,364       750,170
                                                -----------   -----------
Operating income                                     50,710        31,105

Interest expense, net                              (148,659)      (79,989)
                                                -----------   -----------
Loss from continuing operations before
 minority interest                                  (97,949)      (48,884)

Minority interest                                    (5,750)            -
                                                -----------   -----------
Net loss from continuing operations                (103,699)      (48,884)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment        (316,263)            -
 Loss from discontinued operations of
  SportPark business                                      -      (661,666)
                                                -----------   -----------
Loss from discontinued operations                  (316,263)     (661,666)
                                                -----------   -----------
     Net loss                                      (419,962)     (710,550)

Other comprehensive income:
 Unrealized holding gains on securities              15,949             -
                                                -----------   -----------
     Comprehensive loss                         $  (404,013)  $  (710,550)
                                                ===========   ===========
NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations              $     (0.01)  $     (0.01)
   Loss from discontinued operations                  (0.04)        (0.08)
                                                -----------   -----------
Net loss per share                              $     (0.05)  $     (0.09)
                                                ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                   2001           2000
                                                -----------   -----------
Revenues:
 Retail operations                              $ 1,515,825   $ 1,454,992
 Callaway Golf Center[TM]                         1,283,440     1,236,592
 Other                                                    -        19,365
                                                -----------   -----------
     Total revenues                               2,799,265     2,710,949

Cost of revenues:
 Retail operations                                1,102,341     1,047,124
 Callaway Golf Center[TM]                           170,191       197,370
                                                -----------   -----------
     Total cost of revenues                       1,272,532     1,244,494
                                                -----------   -----------
     Gross profit                                 1,526,733     1,466,455

Operating expenses:
 Selling, general and administrative              1,488,353     1,457,198
 Depreciation and amortization                       51,956        64,581
                                                -----------   -----------
     Total Operating Expenses                     1,540,309     1,521,779
                                                -----------   -----------
Operating loss                                      (13,576)      (55,324)

Interest expense, net                              (303,051)     (166,619)
                                                -----------   -----------
Loss from continuing operations before
 minority interest                                 (316,627)     (221,943)

Minority interest                                    (5,750)      116,730
                                                -----------   -----------
Net loss from continuing operations                (322,377)     (105,213)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment        (260,024)            -
 Loss from discontinued operations of
  SportPark business                                      -    (1,485,107)
                                                -----------   -----------
Loss from discontinued operations                  (260,024)   (1,485,107)
                                                -----------   -----------
     Net loss                                      (582,401)   (1,590,320)

Other comprehensive loss:
 Unrealized holding losses on securities            (10,516)            -
                                                -----------   -----------
     Comprehensive loss                         $  (592,917)  $(1,590,320)
                                                ===========   ===========

NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations               $     (0.04)  $     (0.01)
  Loss from discontinued operations                   (0.03)        (0.18)
                                                -----------   -----------
     Net loss per share                         $     (0.07)  $     (0.19)
                                                ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
                                                   2001           2000
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $  (582,401)  $(1,590,320)
 Adjustment to reconcile net loss to net
  cash provided by operating activities
  of continuing operations:
   Loss from discontinued operations                260,024     1,485,107
   Common stock of subsidiary issued for services         -        58,364
   Minority interest                                  5,750      (116,730)
   Depreciation and amortization                     51,956        64,581
   Gain on sale of equipment                              -        (1,741)
  Changes in operating assets and liabilities:
   Increase in accounts receivable                  (28,209)      (17,077)
   Increase in inventories                          (11,238)      (52,681)
   Increase in prepaid expenses and other           (23,779)      (25,712)
   Increase in accounts payable and accrued
    expenses                                        396,286       391,627
   Increase (decrease) in deferred income            50,010       (12,678)
                                                -----------   -----------
     Net cash provided by operating activities
       of continuing operations                     118,399       182,740

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                          -        32,500
 Leasehold improvements expenditures                (27,446)      (27,319)
                                                -----------   -----------
      Net cash provided by (used in) investing
       activities of continuing operations          (27,446)        5,181
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to affiliated
  stores and other related entities                (332,451)       93,587
 Increase in notes payable and notes payable
  to shareholder                                    190,303        36,772
 Cash paid to redeem preferred stock of
  subsidiary                                         (5,000)            -
 Principal payments on capital leases               (11,362)      (20,302)
                                                -----------   -----------
     Net cash provided by (used in) financing
      activities of continuing operations          (158,510)      110,057
                                                -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED
 OPERATIONS                                          11,151      (133,611)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        (56,406)      164,367
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period      480,126       200,501
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $   423,720   $   364,868
                                                ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                         $    30,975   $    36,041
                                                ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Common stock of subsidiary issued in
  exchange for consulting services              $         -   $   116,730
                                                ===========   ===========
 Capital lease obligations transferred in
  connection with sale of equipment             $         -   $    72,081
                                                ===========   ===========
 Land lease obligation exchanged for minority
  interest in subsidiary                        $   471,740   $         -
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

        SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of June 30, 2001, SPEN owns approximately 63.5% of the outstanding common stock and 100% of the outstanding convertible preferred stock which, combined, represents approximately 71.4% ownership of All-American SportPark, Inc. ("AASP"), a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2001 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, from which information presented as of December 31, 2000, is derived.

The Company's continuing operations consist of one Company-owned retail store in Las Vegas, Nevada and, through AASP, the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center is operated by AASP's All-American Golf Center ("AAGC") subsidiary.
The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop; the Giant Golf teaching academy; and the Bistro 10 restaurant and bar.

2.  DISCONTINUED OPERATIONS

AASP developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark opened for business on October 9, 1998 and operated on 23 acres adjacent to the Callaway Golf Center. The SportPark included NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which housed the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, an 8,000 square foot arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of December 31, 2000, management of AASP formalized a plan to dispose of its SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; AASP did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

As part of the agreement, the Landlord agreed to waive all liabilities of AASP to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord also agreed to cancel all of AASP's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. The Callaway Golf Center remains an operating business of AASP.

In addition, all common stock of SPEN owned by the Company's President, AASP's President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing (see Note 3) has been returned unencumbered.

As part of the transaction, AASP issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, AASP, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

In regard to the Restructuring and Settlement Agreement, AASP recorded $360,353 as Minority Interest in the accompanying consolidated balance sheet as of June 30, 2001 representing the Landlord's 35% interest in AAGC. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $471,740, has been recorded as Additional Paid-In Capital, net of deferred taxes of $94,009, in the accompanying consolidated balance sheet. Also, because of this transaction, the AAGC no longer qualifies to be included as part of AASP's consoliddated reporting entity for income tax purposes. As a result, beginning June 2001, the AAGC will be subject to income taxes on a stand alone basis.

As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, the Company has accounted for AASP's SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

AASP recorded a loss from disposal of the SportPark of $260,024. As of December 31, 2000, AASP had estimated there would be no gain or loss on the disposition of the SportPark property. The difference has arisen mainly because actual net income of the SportPark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

Net assets of AASP's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                                  June 30,    December 31,
                                                    2001         2000
                                                -----------   -----------
     Current assets                             $    64,277   $   171,182
     Property and equipment, net                          -    14,879,510
     Other assets                                    22,866       378,446
                                                -----------   -----------
                                                     87,143    15,429,138
                                                -----------   -----------
     Notes payable (See Note 3)                           -    13,080,776
     Capital lease obligations                            -       290,773
     Accounts payable and accrued liabilities        44,804     1,455,283
     Deferred income                                      -       307,152
                                                -----------   -----------
                                                     44,804    15,133,984
                                                -----------   -----------
          Net assets of discontinued segment    $    42,339   $   295,154
                                                ===========   ===========

Revenues related to discontinued operations for the six month periods ended June 30, 2001 and 2000 totaled $346,033 and $1,943,863, respectively. Revenues related to discontinued operations for the three month periods ended June 30, 2001 and 2000 totaled $10,075 and $1,037,180, respectively.

3.  SPORTPARK LOAN AGREEMENT

On September 15, 1998 AASP consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 was 9.38%. The loan was secured by substantially all the assets of AASP that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore was not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, AASP's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the Landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

Also, the Company's President pledged three parcels of land owned by him (the "President's Parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

AASP had been in default on this loan since September 1999 because it did not make the September 1999 loan payment and had not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, AASP, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began work in December 1999 and completed it in February 2000. The product of the evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant who, after a limited review, concluded that the SportPark plan as prepared by its consultant could not be achieved. AASP met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the President's Parcels. In October 2000, the Company's President sold the property within which the President's Parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, AASP reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that Nevada State Bank had except that the guarantees of AASP and SPEN no longer existed on any of these three obligations. These three obligations were cancelled in connection with the Restructuring and Settlement Agreement described in Note 2 above. Also, see Note 7.

4.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three and six month periods ended June 30, 2001 and 2000, respectively.

In March 2001, AASP acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on AASP's Board of Directors resigned. Also, all agreements and contractual obligations between AASP and TOI were terminated.

5.  RELATED PARTY TRANSACTIONS

The Company owned retail store has extensive transactions with a retail store owned by the Company's President (the "Affiliated Store" or "Paradise Store"). The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company owned store benefit through volume purchasing together and shared costs of local and national advertising. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $84,922 and $57,407 for the six months ended June 30, 2001 and 2000, respectively. Purchases of merchandise from the Paradise Store are recorded at cost and totaled $214,585 and $177,983 for the six months ended June 30, 2001 and 2000, respectively.

As of June 30, 2001 and December 31, 2000, the Company owned store owed the Paradise store $978,864 and $1,265,306, respectively, of which $324,198 and $280,541, respectively, is accrued interest payable. This liability has arisen over the past few years as a result of inventory advances from the Paradise store to the Rainbow store. Payments made in 2001 to reduce this obligation were $110,000 in March, $60,000 in April, and $150,000 in June. This obligation is shown in the accompanying consolidated balance sheets under the caption "Due to affiliated stores."

6.  LEASES

The land underlying the CGC is leased to AASP at an amount of $33,173 per month. Also, the lease has provisions for contingent rent to be paid by AASP upon reaching certain gross revenue levels. The lease commenced October 1, 1997. The term of the lease is 15 years with two five-year renewal options. The lease has a corporate guarantee of AASP.

7.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three and six month periods ended June 30, 2001, the Company incurred net losses of $419,962 and $582,401, respectively. The Company has experienced cash flow problems since September of 1999 when payments ceased being made on the SportPark loan (see
Note 2). For the year ended December 31, 2000, the Company had a net loss of $11,256,535 and a net loss from continuing operations of $225,127. As of June 30, 2001, the Company had a working capital deficit of $17,386. Excluding AASP's working capital deficit of $251,903, SPEN has positive working capital of $234,517.

With the disposition of the SportPark discussed in Note 2, the Company's working capital position has improved significantly. In this regard, AASP is no longer funding cash shortfalls at the SportPark, AASP has been released from all significant continuing and contingent liabilities related to the SportPark, and all back rent through April 30, 2001 for the CGC has been cancelled. AASP recommenced paying its monthly rent on the CGC beginning May 2001.

Management believes that its continuing operations will be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, if required to fund continuing operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options. There can be no assurance that continuing operations will produce adequate cash flows or that such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

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

     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     DISCONTINUED OPERATIONS. On December 31, 2000, AASP formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; AASP did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

     On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of AASP to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord agreed to cancel all of AASP's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. The Callaway Golf Center remains an operating business of AASP.

     In addition, all common stock of SPEN owned by the Company's Chairman, AASP's President and a related entity that had been pledged to the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, AASP issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, AASP, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

     Net loss recorded in the second quarter of 2001 from disposal of the SportPark business was $316,263. This loss is calculated as the sum of (1) the net loss incurred prior to the disposal date of May 31, 2001 of $85,172, and (2) the net difference, totaling $231,091, between the SportPark assets transferred to the Landlord and the liabilities assumed or cancelled by the Landlord in connection with the disposal transaction described above. Net loss from the discontinued SportPark business in the second quarter of 2000 was $661,666. The larger loss in 2000 is primarily the result of interest and fees incurred related to the SportPark loan in default. The lender charged interest at the default rate of 15% beginning in September 1999 through November 2000.

CONTINUING OPERATIONS.

     REVENUES. Revenues increased 4.9% to $1,535,151 in 2001 compared to $1,462,829 in 2000. Revenue for the retail store increased 4.4% to $872,175 in 2001 compared to $835,298 in 2000. The increase in retail operations is due mainly to (a) an 11.6% increase in customers purchasing merchandise in 2001 versus 2000 due to increased advertising and less competition, and (b) a 6.4% decrease in the dollar amount of the average customer purchase in 2001 compared to 2000. Revenues of the Callaway Golf Center ("CGC") increased 7.2% to $662,976 in 2001 compared to $618,533 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues increased 4.9% to $715,077 in 2001 compared to $681,554 in 2000. Cost of revenues as a percentage of revenues was 46.6% in 2001 and 2000. Retail operations cost of revenues was 71.5% in 2001 compared to 69.3% in 2000. The increase in 2001 relates to lower pricing points to drive more business to the store which is reflected in the higher customer counts and lower average purchase described above for "REVENUES." Cost of revenues decreased 10.7 % at the CGC due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 3.0% to $744,078 in 2001 compared to $722,504 in 2000. The increase is due mainly to a combination of the following: (1) corporate overhead decreased 20.9%, or about $34,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.5%, or about $27,000, because of increased payroll, marketing, and utility costs, and (3) SG&A for the Rainbow retail store increased 20.6%, or about $34,000, due to higher payroll and advertising costs.

     INTEREST EXPENSE, NET. Net interest expense increased to $148,659 in 2001 compared to $79,989 in 2000 due primarily to interest costs on new debt to the Company's President that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's President paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income for June 2001. There was no minority interest in the second quarter of 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $103,699 compared to $48,884 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $50,710 compared to $31,105 in 2000 as a result of increased revenue at the Callaway Golf Center and Rainbow retail store combined with the other changes described above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

DISCONTINUED OPERATIONS.

     Net loss recorded in 2001 from disposal of the SportPark business was $260,024. This loss is calculated as the sum of (1) the net loss incurred prior to the disposal date of May 31, 2001 of $28,933, and (2) the net difference, totaling $231,091, between the SportPark assets transferred to the Landlord and the liabilities assumed or cancelled by the Landlord in connection with the disposal transaction described above. Net loss from the discontinued SportPark business in the second quarter of 2000 was $1,485,107. Absent interest expense and depreciation in 2000, the SportPark nearly broke even in 2000.

CONTINUING OPERATIONS.

     REVENUES. Revenues increased 3.3% to $2,799,265 in 2001 compared to $2,710,949 in 2000. Revenue for the retail store increased 4.2% to $1,515,825 in 2001 compared to $1,454,992 in 2000. The increase in retail operations is due mainly to (a) an 8.0% increase in customers purchasing merchandise in 2001 versus 2000 due to increased advertising and less competition, and (b) a 3.5% decrease in the dollar amount of the average customer purchase in 2001 compared to 2000. Revenues of the Callaway Golf Center ("CGC") increased 3.8% to $1,283,440 in 2001 compared to $1,236,592 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues increased 4.1% to $1,272,532 in 2001 compared to $1,244,494 in 2000. Cost of revenues as a percentage of revenues was 45.5% in 2001 compared to 45.9% in 2000. Retail operations cost of revenues was 72.7% in 2001 and 71.9% in 2000. The increase in 2001 relates to lower pricing points to drive more business to the store which is reflected in the higher customer counts and lower average purchase described above for "REVENUES." Cost of revenues decreased 13.8% at the CGC due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 2.1% to $1,488,353 in 2001 compared to $1,457,198 in 2000. The increase is a combination of the following: (1) corporate overhead decreased 24.3%, or about $84,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.2%, or about $51,000, because of increased payroll, marketing, and utility costs, and
(3) SG&A for the Rainbow retail store increased 22.0%, or about $64,000, due to higher payroll and advertising costs.

     DEPRECIATION AND AMORTIZATION. These costs decreased 19.5% to $51,956 in 2001 compared to $64,581 in 2000 due to a lower overall depreciable base of fixed assets in 2001 which has remained relatively constant since the second quarter of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased to $303,051 in 2001 compared to $166,619 in 2000 due primarily to interest costs on new debt to the Company's President that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's President paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest in 2001 represents the Landlord's 35% share of Callaway Golf Center net income for June 2001. Minority interest is generally calculated as one-third of AASP's net income or loss. In 2000, although one-third of AASP's net loss is $538,416, only $116,730 is recorded as minority interest because accounting rules limit the recording of minority interest to the extent a liability exists on the Company's balance sheet unless such losses are guaranteed by the minority owners which is not the case for the Company.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $322,377 compared to $105,213 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated a smaller operating loss of $13,576 in 2001 and $55,324 in 2000 as a result of lower direct payroll costs and increased revenue as described above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had a working capital deficit of $17,386. This deficit was created primarily because of the lengthy financial problems of the discontinued SportPark business segment. Excluding about $260,000 of accrued expenses relating to deferred payroll costs attributed to the AASP's president and the Company's President who both deferred half of their salaries from September 1999 through May 2001, the Company has positive working capital of about $243,000. AASP's president and the Company's President have agreed to defer receiving payment on this deferred total until such time as AASP and the Company have sufficient resources to pay it. Beginning June 2001, AASP's president and the Company's President began receiving their full salaries again.

     On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of AASP and the Company. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, AASP's President, the Company's President and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's President pledged three parcels of land owned by him (the "President's Parcels") as additional collateral to secure the loan.

     AASP defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's President to sell the President's Parcels which resulted in the President paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of AASP and SPEN were released. During the period of default with the Bank, management of AASP made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and AASP had been actively pursuing a buyer/operator to take over the SportPark from AASP. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

     On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of AASP to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord agreed to cancel all of AASP's back rent obligations for the Callaway Golf Center for periods through April 30, 2001.

     In addition, all common stock of SPEN owned by the Company's President, AASP's President and a related entity that had been pledged to the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, AASP issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, AASP, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

     As a result of this Restructuring and Settlement Agreement, AASP is no longer funding cash shortfalls at the SportPark, AASP has been released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC has been cancelled. AASP recommenced paying its monthly rent for the CGC beginning May 2001.

     Management believes that its continuing operations will be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months.

     The Company is aggressively pursuing several other opportunities. AASP is in various stages of adding new revenue producing elements to its CGC property that do not require significant capital investment by AASP. Also, AASP is pursuing financing sources with the CGC as collateral to improve the CGC operations and infuse working capital into AASP. Management of AASP is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the AASP's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that AASP will be successful in its efforts to raise capital for AASP nor can there be any assurance that AASP will be successful in its efforts to structure a relationship with an established company in its industry to facilitate AASP's expansion plans.

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

     The Company's President through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, included accrued interest payable, from the Company's President and his personally owned retail store were $6,313,487 and $6,292,660 at June 30, 2001 and December 31, 2000,
respectively. The increase relates to accrued interest payable on the balances outstanding offset by $320,000 that was paid down on these amounts in March, April, and June 2001. Accrued interest payable of $1,021,319 at June 30, 2001 has been deferred, a practice which is expected to continue in 2001, if necessary.

     There are currently no commitments for material capital expenditures.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $228,929 at June 30, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2001.

     Operating Activities. Net cash provided by operating activities was $118,399 for the six months ended June 30, 2001 compared to $182,740 for the six months ended June 30, 2000. The primary reason for the change relates to a larger net loss from continuing operations in 2001 of about $55,000.

     Investing Activities. Net cash used in investing activities was $27,446 in 2001 compared to net cash provided by investing activities of $5,181 in 2000. The difference relates to $32,500 in proceeds from sale of equipment in 2000.

     Financing Activities. Net cash used in financing activities was $158,510 for the six months ended June 30, 2001 compared to net cash provided by financing activities of $110,057 for the six months ended June 30, 2000. The primary reason for the difference is approximately $320,000 in payments were made to reduce obligations to the Paradise Store in 2001 versus advances from the Paradise store of about $100,000 in 2000. This was offset by an approximate $180,000 increase in accrued interest payable on the notes payable to shareholder in 2001 which is directly related to the larger note payable to shareholder balance in 2001 versus 2000 resulting from new debt to the Company's President that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's President paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     The Company's current and expected sources of working capital are its cash balances that were $423,720 at June 30, 2001 and its continuing positive operating cash flow of its CGC property as well as the Rainbow store. Working capital needs have been helped by deferring payments on interest and notes payable balances due to the Company's President and Affiliated Store. Deferrals of payments to the Company's President and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it completes its fourth full year of operation. The Rainbow Store is now generating positive operating cash flow that is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.   None.

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated June 1, 2001 reporting information under Items 2 and 7 of that form concerning AASP's transaction with Urban Land of Nevada to dispose of the SportPark property along with all related significant continuing and contingent liability. No other reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  August 14, 2001             By:/s/ Voss Boreta
                                      Voss Boreta, President and
                                      Chief Executive Officer

Date:  August 14, 2001             By:/s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer