Form 10KSB/A
period 2000-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-09-07
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

As of December 31, 2000, management of AASP formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; AASP does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. AASP is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. Accordingly, the Company has accounted for AASP's SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999. In connection with the foregoing, AASP evaluated the net realizable value of the SportPark assets in the context of its current situation and negotiations with prospective buyers. In that regard, in the fourth quarter of 2000, management of AASP determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition. This writedown was determined by taking the carrying value of the SportPark's net fixed assets prior to the writedown of approximately $21.4 million and reducing it by AASP's best estimate of net proceeds from disposition. Estimated net proceeds from disposition include certain liabilities of the SportPark that are expected to be extinguished or assumed by an ultimate buyer as part of a disposition transaction.

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

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.



Dated: September 7, 2001           By:/s/ Kirk Hartle
                                       Kirk Hartle, Chief Financial Officer