Form 10QSB/A
period 2001-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-09-07
CIK 793044

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

In March 2001, AASP acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on AASP's Board of Directors resigned. Also, all agreements and contractual obligations between AASP and TOI were terminated. This transaction resulted in a decrease of Minority interest of $5 million with an offsetting increase of $4,995,000 to Paid-in Capital for the difference between the amount paid and the Minority Interest.

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


































                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  September 7, 2001        By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer