Form 10KSB/A
period 2000-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-09-28
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 9.6% to $2,795,453 in 2000 from $3,092,666 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Payroll costs decreased approximately $160,000 in 2000 compared to 1999 primarily due to AASP corporate staff reductions in Finance, Human Resources, and Creative Services. Advertising costs for AASP decreased by nearly $100,000 for the Callaway Golf Center property. The remaining decrease in 2000 compared to 1999 is due mainly to lower legal fees.

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

     MINORITY INTEREST. Minority interest was $175,095 in 2000 compared to $607,100 in 1999. This caption reflects the portion of operating losses that are allocated to the minority shareholders of AASP.

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

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Such lendings were $1,777,328 at December 31, 1999 and have increased to $5,093,072 at December 31, 2000. AASP paid back $225,000 of these amounts in late March 1999. No other payments were made on these notes in 1999 or 2000. The offsetting increase relates to accrued interest payable on the remaining balances outstanding, and the $2.75 million along with associated costs of approximately $283,000 that the Company's chairman incurred to pay down the SportPark loan in October 2000. The loans are due at various dates beginning in 2001 and bear interest at ten percent per annum. Accrued interest payable of $469,212 at December 31, 2000 has been deferred, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

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

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000           1999
                                               ------------    -----------
Revenues:
  Retail operations                            $  2,932,037    $ 2,782,993
  Callaway Golf Center[TM]                        2,433,885      2,154,222
  Other                                              49,907         42,810
                                               ------------    -----------
     Total revenues                               5,415,829      4,980,025
                                               ------------    -----------
Cost of Revenues:
  Retail operations                               2,161,637      2,193,280
  Callaway Golf Center[TM]                          436,612        423,944
                                               ------------    -----------
     Total cost of revenues                       2,598,249      2,617,224
                                               ------------    -----------
     Gross profit                                 2,817,580      2,362,801
                                               ------------    -----------
Operating expenses:
  Selling, general and administrative             2,795,453      3,092,666
  Depreciation and amortization                     120,286        138,226
                                               ------------    -----------
     Total operating expenses                     2,915,739      3,230,892
                                               ------------    -----------
Operating loss                                      (98,159)      (868,091)
Interest expense, net                              (302,063)      (330,275)
                                               ------------    -----------
Loss from continuing operations before
  income taxes                                     (400,222)    (1,198,366)
Income tax benefit                                        -       (516,819)
                                               ------------    -----------
Loss from continuing operations before
  minority interest                                (400,222)      (681,547)
Minority interest in loss of subsidiary             175,095        607,100
                                               ------------    -----------
Loss from continuing operations                    (225,127)       (74,447)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations of
   SportPark business before writedown
   of assets                                     (4,521,227)    (3,417,079)
  Writedown of SportPark assets to net
   realizable value                              (6,510,181)             -
                                               ------------    -----------
 Loss from discontinued operations              (11,031,408)    (3,417,079)
                                               ------------    -----------
Net loss                                        (11,256,535)    (3,491,526)
                                               ------------    -----------
Other comprehensive income:
  Unrealized holding gains on securities             65,615              -
                                               ------------    -----------
Comprehensive loss                             $(11,190,920)   $(3,491,526)
                                               ============    ===========
NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations             $      (0.03)   $     (0.01)
   Loss from discontinued operations                  (1.36)         (0.42)
                                               ------------    -----------
     Net loss per share                        $      (1.39)   $     (0.43)
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

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000           1999
                                                 ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(11,256,535)   $(3,491,526)
   Adjustment to reconcile net loss to net
    cash provided by (used in) operating
    activities of continuing operations:
     Loss from discontinued operations             11,031,408      3,417,079
     Common stock of subsidiary issued for
      services                                        175,095              -
     Minority interest                               (175,095)      (607,100)
     Depreciation and amortization                    120,286        138,226
     Stock dividend received                          (31,779)             -
     Amortization of land lease deposit                     -              -
     Loss on sale of equipment                         (1,741)             -
     Bad debt expense                                       -         41,844
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (8,599)       341,662
     (Increase) decrease in inventories                27,396       (120,157)
     (Increase) decrease in prepaid expenses and
      other                                            21,121        (28,740)
     Increase in accounts payable and accrued
      expenses                                        572,697         62,793
     Decrease in deferred tax liability                     -       (147,600)
     Decrease in deferred income                      (16,942)       (25,347)
                                                 ------------    -----------
Net cash provided by (used in) operating
 activities of continuing operations                  457,312       (418,866)
                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                 (14,446)      (244,823)
  Proceeds from sale of equipment                      32,500              -
                                                 ------------    -----------
Net cash provided by (used in) investing
  activities of continuing operations                  18,054       (244,823)
                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to Affiliated Stores    (176,873)       635,047
  Increase in notes payable and notes payable
   to shareholder and related entity                  137,072         86,277
  Principal payments on capital leases                (32,149)       (90,600)
                                                 ------------    -----------
Net cash provided by (used in) financing
  activities of continuing operations                 (71,950)       630,724
                                                 ------------    -----------
NET CASH USED IN DISCONTINUED OPERATIONS             (123,791)    (2,351,434)
                                                 ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         279,625     (2,384,399)

CASH AND CASH EQUIVALENTS, beginning of period        200,501      2,584,900
                                                 ------------    -----------
CASH AND CASH EQUIVALENTS, end of period         $    480,126    $   200,501
                                                 ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $     58,361    $    71,347
                                                 ============    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock of subsidiary issued in
   exchange for consulting services              $    175,095    $         -
                                                 ============    ===========
  Capital lease obligation transferred in
   connection with sale of equipment             $     72,081    $         -
                                                 ============    ===========
  Costs incurred by the Company's Chairman to
   reduce the Company's long term debt           $  3,033,473    $         -
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

AASP has unsecured, ten- percent notes payable of $264,967 and $230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. No other payments were made on these notes in 1999 or 2000. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to AASP. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $26,508 and $27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

AASP has unsecured, ten-percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with the Company's chairman. No payments were made on these notes in 1999 or 2000. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Company's chairman obtained from a bank to fund these loans to AASP. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

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

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.



Dated: September 28, 2001          By:/s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer