Form 10QSB/A
period 2001-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-09-28
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                              FORM 10-QSB/A
                             AMENDMENT NO. 2


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
                                                       ============================





 The accompanying notes are an integral part of these consolidated financial statements

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (UNAUDITED)

                                                         2001          2000
                                                           ------------------------
Revenues:
   Retail operations                                       $  643,650    $  619,694
   Callaway Golf Center(tm)                                   620,464       618,059
   Other                                                            -        10,367
                                                           ------------------------
          Total revenues                                    1,264,114     1,248,120

Cost of Revenues:
   Retail operations                                          478,761       467,978
   Callaway Golf Center(tm)                                    78,694        94,962
                                                           ------------------------
          Total cost of revenues                              557,455       562,940
                                                           ------------------------
               Gross profit                                   706,659       685,180

Operating expenses:
   Selling, general and administrative                        744,275       749,285
   Depreciation and amortization                               26,670        36,915
                                                           ------------------------
          Total Operating Expenses                            770,945       786,200
                                                           ------------------------
Operating loss                                                (64,286)     (101,020)

Interest expense, net                                        (154,392)      (86,630)
                                                           ------------------------
Loss from continuing operations before minority interest     (218,678)     (187,650)

Minority interest in loss of subsidiary                             -       175,095
                                                           ------------------------
Loss from continuing operations                              (218,678)      (12,555)

DISCONTINUED OPERATIONS:
  Gain from disposal of discontinued segment                   56,239             -
  Loss from discontinued operations of
    SportPark business                                              -      (823,441)
                                                           ------------------------
Income (loss) from discontinued operations                     56,239      (823,441)
                                                           ------------------------
          Net loss                                           (162,439)     (835,996)
                                                           ------------------------
Other comprehensive income:
  Unrealized holding losses on securities                     (26,465)            -
                                                           ------------------------
          Comprehensive loss                               $ (188,904)   $ (835,996)
                                                           ========================
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations                        $    (0.03)   $    (0.00)
    Income (loss) from discontinued operations                   0.01         (0.10)
                                                           ------------------------
      Net loss per share                                   $    (0.02)   $    (0.10)
                                                           ------------------------

The accompanying notes are an integral part of these consolidated financial statements

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (UNAUDITED)

                                                                       2001           2000
                                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (162,439)   $ (835,996)
    Adjustment to reconcile net loss to net cash provided by
      operating activities of continuing operations:
    (Income) loss from discontinued operations                        (56,239)      823,441
    Common stock of subsidiary issued for services                          -        43,773
    Minority interest                                                       -      (175,095)
    Depreciation and amortization                                      26,670        36,915
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (15,535)      (12,048)
    Increase in inventories                                           (74,267)     (108,142)
    (Increase) decrease in prepaid expenses and other                  17,818        (6,738)
    Increase in accounts payable and accrued expenses                 221,211       278,745
    Increase (decrease) in deferred income                             75,010        (6,339)
                                                                    -----------------------
          Net cash provided by operating activities
            of continuing operations                                   32,229        38,516
                                                                    -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                    (957)      (19,841)
                                                                    -----------------------
          Net cash used in investing activities
            of continuing operations                                     (957)      (19,841)
                                                                    -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated stores                    (152,779)       89,037
  Increase in notes payable and notes payable
    to shareholder and related entity                                  95,295        16,492
  Cash paid to redeem preferred stock of subsidiary                    (5,000)            -
  Principal payments on capital leases                                 (5,682)      (14,139)
                                                                    -----------------------
          Net cash provided by (used in) financing activities
            of continuing operations                                  (68,166)       91,390
                                                                    -----------------------
NET CASH USED IN DISCONTINUED OPERATIONS                              (91,997)      (93,634)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (128,891)       16,431
                                                                    -----------------------
CASH AND CASH EQUIVALENTS, beginning of period                        480,126       200,501

CASH AND CASH EQUIVALENTS, end of period                            $ 351,235    $  216,932
                                                                    =======================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                         $  16,822    $   18,119
                                                                    =======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock of subsidiary issued in exchange for
    consulting services                                             $       -    $  175,095
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

The Company's Chairman, through personal loans and through advances from his Paradise store, has historically loaned funds to AASP as needed. Loans, including accrued interest payable, from the Company's Chairman and the Paradise store were $5,141,308 and $5,027,354 at March 31, 2001 and December 31, 2001, respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $583,166 at March 31, 2001, has been deferred, a practice which is expected to continue in 2001, if necessary.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased less than 1% to $744,275 in 2001 compared to $749,285 in 2000. The decrease is reasonable considering the overall increase in Revenues described above.

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

MINORITY INTEREST. This amount is generally calculated as one-third of AASP's net income or loss. Although one-third of AASP's net loss for 2000 is $297,362, only $175,095 is recorded as minority interest because accounting rules limit the recording of minority interest to the extent a liability exists on the Company's balance sheet unless such losses are guaranteed by the minority owners which is not the case for the Company.

NET LOSS. Net loss for 2001 was $218,678 compared to $12,555 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above and the effects of the minority interest in 2000. The Company generated a smaller operating loss in 2001 of $64,286 compared to $101,020 in 2000 as a result of lower direct payroll costs.

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

The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, included accrued interest payable, from the Company's Chairman and his personally owned retail store were $6,319,218 and $6,292,660 at March 31, 2001 and December 31, 2000,
respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002.

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

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  September 28, 2001       By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer