Form 10QSB/A
period 2001-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-09-28
CIK 793044

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

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                   2001           2000
                                                -----------   -----------
Revenues:
 Retail operations                              $   872,175   $   835,298
 Callaway Golf Center[TM]                           662,976       618,533
 Other                                                    -         8,998
                                                -----------   -----------
     Total revenues                               1,535,151     1,462,829

Cost of revenues:
 Retail operations                                  623,580       579,146
 Callaway Golf Center[TM]                            91,497       102,408
                                                -----------   -----------
     Total cost of revenues                         715,077       681,554
                                                -----------   -----------
     Gross profit                                   820,074       781,275

Operating expenses:
 Selling, general and administrative                744,078       737,095
 Depreciation and amortization                       25,286        27,666
                                                -----------   -----------
     Total operating expenses                       769,364       764,761
                                                -----------   -----------
Operating income                                     50,710        16,514

Interest expense, net                              (148,659)      (79,989)
                                                -----------   -----------
Loss from continuing operations before
 minority interest                                  (97,949)      (63,475)

Minority interest                                    (5,750)            -
                                                -----------   -----------
Net loss from continuing operations                (103,699)      (63,475)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment        (316,263)            -
 Loss from discontinued operations of
  SportPark business                                      -      (661,666)
                                                -----------   -----------
Loss from discontinued operations                  (316,263)     (661,666)
                                                -----------   -----------
     Net loss                                      (419,962)     (725,141)

Other comprehensive income:
 Unrealized holding gains on securities              15,949             -
                                                -----------   -----------
     Comprehensive loss                         $  (404,013)  $  (725,141)
                                                ===========   ===========
NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations              $     (0.01)  $     (0.01)
   Loss from discontinued operations                  (0.04)        (0.08)
                                                -----------   -----------
Net loss per share                              $     (0.05)  $     (0.09)
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                   2001           2000
                                                -----------   -----------
Revenues:
 Retail operations                              $ 1,515,825   $ 1,454,992
 Callaway Golf Center[TM]                         1,283,440     1,236,592
 Other                                                    -        19,365
                                                -----------   -----------
     Total revenues                               2,799,265     2,710,949

Cost of revenues:
 Retail operations                                1,102,341     1,047,124
 Callaway Golf Center[TM]                           170,191       197,370
                                                -----------   -----------
     Total cost of revenues                       1,272,532     1,244,494
                                                -----------   -----------
     Gross profit                                 1,526,733     1,466,455

Operating expenses:
 Selling, general and administrative              1,488,353     1,486,380
 Depreciation and amortization                       51,956        64,581
                                                -----------   -----------
     Total operating expenses                     1,540,309     1,550,961
                                                -----------   -----------
Operating loss                                      (13,576)      (84,506)

Interest expense, net                              (303,051)     (166,619)
                                                -----------   -----------
Loss from continuing operations before
 minority interest                                 (316,627)     (251,125)

Minority interest                                    (5,750)      175,095
                                                -----------   -----------
Net loss from continuing operations                (322,377)      (76,030)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment        (260,024)            -
 Loss from discontinued operations of
  SportPark business                                      -    (1,485,107)
                                                -----------   -----------
Loss from discontinued operations                  (260,024)   (1,485,107)
                                                -----------   -----------
     Net loss                                      (582,401)   (1,561,137)

Other comprehensive loss:
 Unrealized holding losses on securities            (10,516)            -
                                                -----------   -----------
     Comprehensive loss                         $  (592,917)  $(1,561,137)
                                                ===========   ===========

NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations               $     (0.04)  $     (0.01)
  Loss from discontinued operations                   (0.03)        (0.18)
                                                -----------   -----------
     Net loss per share                         $     (0.07)  $     (0.19)
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
                                                   2001           2000
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $  (582,401)  $(1,561,137)
 Adjustment to reconcile net loss to net
  cash provided by operating activities
  of continuing operations:
   Loss from discontinued operations                260,024     1,485,107
   Common stock of subsidiary issued for services         -        87,546
   Minority interest                                  5,750      (175,095)
   Depreciation and amortization                     51,956        64,581
   Gain on sale of equipment                              -        (1,741)
  Changes in operating assets and liabilities:
   Increase in accounts receivable                  (28,209)      (17,077)
   Increase in inventories                          (11,238)      (52,681)
   Increase in prepaid expenses and other           (23,779)      (25,712)
   Increase in accounts payable and accrued
    expenses                                        396,286       391,627
   Increase (decrease) in deferred income            50,010       (12,678)
                                                -----------   -----------
     Net cash provided by operating activities
       of continuing operations                     118,399       182,740

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                          -        32,500
 Leasehold improvements expenditures                (27,446)      (27,319)
                                                -----------   -----------
      Net cash provided by (used in) investing
       activities of continuing operations          (27,446)        5,181
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to affiliated
  stores and other related entities                (332,451)       93,587
 Increase in notes payable and notes payable
  to shareholder                                    190,303        36,772
 Cash paid to redeem preferred stock of
  subsidiary                                         (5,000)            -
 Principal payments on capital leases               (11,362)      (20,302)
                                                -----------   -----------
     Net cash provided by (used in) financing
      activities of continuing operations          (158,510)      110,057
                                                -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED
 OPERATIONS                                          11,151      (133,611)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        (56,406)      164,367
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period      480,126       200,501
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $   423,720   $   364,868
                                                ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                         $    30,975   $    36,041
                                                ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Common stock of subsidiary issued in
  exchange for consulting services              $         -   $   175,095
                                                ===========   ===========
 Capital lease obligations transferred in
  connection with sale of equipment             $         -   $    72,081
                                                ===========   ===========
 Land lease obligation exchanged for minority
  interest in subsidiary                        $   471,740   $         -
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

The Company's Chairman, through personal loans and through advances from his Paradise store, has historically loaned funds to AASP as needed. Loans, including accrued interest payable, from the Company's Chairman and the Paradise store were $5,325,357 and $5,027,354 at June 30, 2001 and December 31, 2001, respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $697,121 at June 30, 2001, has been deferred, a practice which is expected to continue in 2001, if necessary.

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

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 1.0% to $744,078 in 2001 compared to $737,095 in 2000. The increase is due mainly to a combination of the following: (1) corporate overhead decreased 20.9%, or about $34,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.5%, or about $27,000, because of increased payroll, marketing, and utility costs, and (3) SG&A for the Rainbow retail store increased 20.6%, or about $34,000, due to higher payroll and advertising costs.

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

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $103,699 compared to $63,475 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $50,710 compared to $16,514 in 2000 as a result of increased revenue at the Callaway Golf Center and Rainbow retail store combined with the other changes described above.

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

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased nominally to $1,488,353 in 2001 compared to $1,486,380 in 2000. The increase is a combination of the following: (1) corporate overhead decreased 24.3%, or about $84,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.2%, or about $51,000, because of increased payroll, marketing, and utility costs, and (3) SG&A for the Rainbow retail store increased 22.0%, or about $64,000, due to higher payroll and advertising costs.

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

     MINORITY INTEREST. Minority interest in 2001 represents the Landlord's 35% share of Callaway Golf Center net income for June 2001. Minority interest is generally calculated as one-third of AASP's net income or loss. In 2000, although one-third of AASP's net loss is $538,416, only $175,095 is recorded as minority interest because accounting rules limit the recording of minority interest to the extent a liability exists on the Company's balance sheet unless such losses are guaranteed by the minority owners which is not the case for the Company.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $322,377 compared to $76,030 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated a smaller operating loss of $13,576 in 2001 and $84,506 in 2000 as a result of lower direct payroll costs and increased revenue as described above.

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