Form 10QSB
period 2001-09-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2001-11-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001



                      Commission File Number: 0-17436




                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)



           Colorado                                    84-1034868
-------------------------------           ---------------------------------
(State of other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


           6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
         ------------------------------------------------------------
          (Address of principal executive offices including zip code)


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

                            Yes X             No___

As of November 14, 2001, 8,135,097 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB

                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000                   3

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Three Months Ended September 30, 2001 and 2000             5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Nine Months Ended September 30, 2001 and 2000              6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000              7

         Notes to Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         19

Item 2.  Changes in Securities                                     19

Item 3.  Defaults Upon Senior Securities                           19

Item 4.  Submission of Matters to a Vote of Security Holders       19

Item 5.  Other Information                                         19

Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                         20

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2000
                                             -------------     ------------
                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                  $  172,824        $  480,126
  Marketable securities                          73,160            97,394
  Accounts receivable                            59,596            42,435
  Inventory                                     614,588           563,140
  Prepaid expenses and other                     88,655            66,385
                                             ----------        ----------
     Total current assets                     1,008,823         1,249,480

Leasehold improvements and equipment, net     1,006,300         1,055,688
Due from affiliated stores                      176,389           138,661
Note receivable - related party                  20,000            20,000
Other assets                                     18,691            33,582
Net assets of discontinued segment               54,173           295,154
                                             ----------        ----------
     Total assets                            $2,284,376        $2,792,565
                                             ==========        ==========






























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2000
                                             -------------     ------------
                                              (UNAUDITED)

Current liabilities:

  Current portion of long-term debt          $   53,549        $   49,891
  Current portion of obligations under
    capital leases                               16,584            15,931
  Accounts payable and accrued expenses       1,062,533         1,284,699
                                            -----------       -----------
     Total current liabilities                1,132,666         1,350,521

Notes and interest payable to shareholder     5,022,553         4,700,561
Due to affiliated stores                      1,459,050         1,689,529
Long-term debt, net of current portion          452,795           493,428
Obligations under capital leases, net
  of current portion                              5,456            23,153
Deferred income                                 203,929           178,919
Deferred income tax liability                    94,009              -
                                            -----------       -----------
     Total liabilities                        8,370,458         8,436,111
                                            -----------       -----------
Minority interest                               366,963         5,000,000
                                            -----------       -----------

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares authorized;
   no shares issued                                -                 -
  Common Stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding                     6,107,700         6,107,700
  Stock options issued                          268,300           268,300
  Accumulated other comprehensive income         41,381            65,615
  Additional paid-in capital                  5,012,378              -
  Accumulated deficit                       (17,882,804)      (17,085,161)
                                            -----------       -----------
     Total shareholders' equity (deficit)    (6,453,045)      (10,643,546)
                                            -----------       -----------
Total liabilities and shareholders'
  equity (deficit)                          $ 2,284,376       $ 2,792,565
                                            ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (UNAUDITED)

                                                 2001              2000
                                             -------------     ------------
Revenues:
   Retail operations                         $  728,445        $  659,692
   Callaway Golf Center[TM]                     592,156           596,194
   Other                                          3,242             8,710
                                             ----------        ----------
     Total revenues                           1,323,843         1,264,596

Cost of revenues:
   Retail operations                            504,983           504,418
   Callaway Golf Center[TM]                      84,704            92,084
                                             ----------        ----------
     Total cost of revenues                     589,687           596,502
                                             ----------        ----------
        Gross profit                            734,156           668,094

Operating expenses:
   Selling, general and administrative          775,584           730,152
   Depreciation and amortization                 24,878            27,791
                                             ----------        ----------
     Total operating expenses                   800,462           757,943
                                             ----------        ----------
Operating loss                                  (66,306)          (89,849)

Interest expense, net                          (147,468)          (83,313)
                                             ----------        ----------
Loss from continuing operations before
  income taxes                                 (213,774)         (173,162)

Minority interest                                  (860)                -
                                             ----------        ----------
Net loss from continuing operations            (214,634)         (173,162)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment       (608)             -
  Loss from discontinued operations of
    SportPark business                             -             (725,616)
                                             ----------        ----------
Loss from discontinued operations                  (608)         (725,616)
                                             ----------        ----------
     Net loss                                  (215,242)         (898,778)
                                             ----------        ----------
Other comprehensive loss:
  Unrealized holding losses on securities       (13,718)             -
                                             ----------        ----------
     Comprehensive loss                      $ (228,960)       $ (898,778)
                                             ==========        ==========
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations          $    (0.03)       $    (0.02)
    Loss from discontinued operations             (0.00)            (0.09)
                                             ----------        ----------
      Net loss per share                     $    (0.03)       $    (0.11)
                                             ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (UNAUDITED)

                                                 2001              2000
                                             -------------     ------------
Revenues:
   Retail operations                         $2,244,270       $ 2,114,684
   Callaway Golf Center[TM]                   1,875,596         1,832,786
   Other                                          3,242            28,075
                                             ----------       -----------
     Total revenues                           4,123,108         3,975,545

Cost of Revenues:
   Retail operations                          1,607,324         1,551,542
   Callaway Golf Center[TM]                     254,895           289,454
                                             ----------       -----------
     Total cost of revenues                   1,862,219         1,840,996
                                             ----------       -----------
          Gross profit                        2,260,889         2,134,549

Operating expenses:
   Selling, general and administrative        2,263,937         2,216,532
   Depreciation and amortization                 76,834            92,372
                                             ----------       -----------
     Total Operating Expenses                 2,340,771         2,308,904
                                             ----------       -----------
Operating loss                                  (79,882)         (174,355)

Interest expense, net                          (450,519)         (249,932)
                                             ----------       -----------
Loss from continuing operations before
 income taxes                                  (530,401)         (424,287)
Minority interest                                (6,610)          175,095
                                             ----------       -----------
Net loss from continuing operations            (537,011)         (249,192)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment   (260,632)             -
  Loss from discontinued operations of
   SportPark business                              -           (2,210,723)
                                             ----------       -----------
Loss from discontinued operations              (260,632)       (2,210,723)
                                             ----------       -----------
     Net loss                                  (797,643)       (2,459,915)

Other comprehensive loss:
  Unrealized holding losses on securities       (24,234)             -
                                             ----------       -----------
     Comprehensive loss                      $ (821,877)      $(2,459,915)
                                             ==========       ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations          $    (0.07)      $     (0.03)
    Loss from discontinued operations             (0.03)            (0.27)
                                             ----------       -----------
       Net loss per share                    $    (0.10)      $     (0.30)
                                             ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       6

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                                                 2001              2000
                                             -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (797,643)       $(2,459,915)
   Adjustment to reconcile net loss to
    net cash provided by operating
    activities of continuing operations:
     Loss from discontinued operations          260,632          2,210,723
     Common stock of subsidiary issued
      for services                                 -               131,322
     Minority interest                            6,610           (175,095)
     Depreciation and amortization               76,834             92,371
     Gain on sale of equipment                     -                (1,741)
    Changes in operating assets and liabilities:
     Increase in accounts receivable            (17,161)           (15,452)
     Increase in inventories                    (51,448)          (128,313)
     (Increase) decrease in prepaid expenses
      and other                                  (7,379)             7,999
     Increase in accounts payable and accrued
      expenses                                  249,574            506,187
     Increase in interest payable to
      shareholder and affiliated store          402,633            206,153
     Increase (decrease) in deferred income      25,010            (16,913)
                                             ----------        -----------
     Net cash provided by operating
      activities of continuing operations       147,662            357,326
                                             ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                  -                32,500
  Leasehold improvements expenditures           (27,446)           (39,542)
                                             ----------        -----------
     Net cash used in investing activities
       of continuing operations                 (27,446)            (7,042)
                                             ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and
    other related entities                     (367,092)          (167,067)
  Cash paid to redeem preferred stock
   of subsidiary                                 (5,000)              -
  Principal payments on notes payable
   and capital leases                           (54,019)           (60,113)
                                             ----------        -----------
     Net cash used in financing activities
      of continuing operations                 (426,111)          (227,180)
                                             ----------        -----------
NET CASH USED IN DISCONTINUED OPERATIONS         (1,407)          (118,883)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (307,302)             4,221

CASH AND CASH EQUIVALENTS, beginning of
 period                                         480,126            200,501
                                             ----------        -----------
CASH AND CASH EQUIVALENTS, end of period     $  172,824        $   204,722
                                             ==========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                      $   45,724        $    59,685
                                             ==========        ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Common stock of subsidiary issued in
  exchange for consulting services           $     -           $   175,095
                                             ==========        ===========
 Capital lease obligations transferred in
  connection with sale of equipment          $     -           $    72,081
                                             ==========        ===========
 Land lease obligation exchanged for
  minority interest in subsidiary            $  471,740        $      -
                                             ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       7


          SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), and LVDG Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of September 30, 2001, SPEN owns approximately 63.5% of the outstanding common stock and 100% of the outstanding convertible preferred stock which, combined, represents approximately 71.4% ownership of All-American SportPark, Inc. ("AASP"), a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2001 and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     Certain reclassifications have been made to amounts in the 2000 statements of operations and of cash flows to conform to the 2001 presentation.

     These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, from which information presented as of December 31, 2000 is derived.

     The Company's continuing operations consist of one Company-owned retail store in Las Vegas, Nevada and, through AASP, the Callaway Golf Center ("CGC") located on 42 acres of land on the south end of the Las Vegas "Strip". AASP's subsidiary, All-American Golf Center, Inc. ("AAGC") operates the Callaway Golf Center. The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

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

     In regard to the Restructuring and Settlement Agreement, AASP recorded $360,353 as Minority Interest in the accompanying consolidated balance sheet for 2001 representing the Landlord's 35% interest in AAGC as of June 1, 2001. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $471,740, has been recorded as Additional Paid-in Capital, net of deferred taxes of $94,009, in the accompanying consolidated balance sheet. Also, because of this transaction, the AAGC no longer qualifies to be included as part of AASP's consolidated reporting entity for income tax purposes. As a result, beginning June 2001, the AAGC will be subject to income taxes on a stand-alone basis.

     As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, the Company has accounted for AASP's SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

     AASP recorded a loss from disposal of the SportPark of $260,632 in 2001. As of December 31, 2000, AASP had estimated there would be no gain or loss on the disposition of the SportPark property. The difference has arisen mainly because net income of the SportPark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

     Net assets of AASP's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                            September 30,    December 31,
                                               2001             2000
                                            -------------    ------------
Current assets                              $    62,528      $   171,182
Property and equipment, net                        -          14,879,510
Other assets                                     19,107          378,446
                                            -----------      -----------
                                                 81,635       15,429,138
                                            -----------      -----------
Notes payable (See Note 3)                         -          13,080,776
Capital lease obligations                          -             290,773
Accounts payable and accrued liabilities         27,462        1,455,283
Deferred income                                    -             307,152
                                            -----------      -----------
                                                 27,462       15,133,984
                                            -----------      -----------
Net assets of discontinued segment          $    54,173      $   295,154
                                            ===========      ===========

     Revenues related to discontinued operations for the nine-month periods ended September 30, 2001 and 2000 totaled $346,033 and $2,811,181, respectively. Revenues related to discontinued operations for the three month periods ended September 30, 2001 and 2000 totaled $-0- and $867,318, respectively.

3.   DISCONTINUED SPORTPARK SEGMENT LOAN AGREEMENT

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

     Also, the Company's President pledged three parcels of land owned by him (the "President's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's President upon the SportPark achieving certain debt service coverage milestones.

     AASP had been in default on this loan beginning September 1999 because it did not make the September 1999 loan payment and had not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. AASP met and discussed possible resolutions several times with the Bank's representatives to no avail.

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

4.   LOSS PER SHARE AND SHAREHOLDER'S EQUITY

     Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three and nine month periods ended September 30, 2001 and 2000, respectively.

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

5.   RELATED PARTY TRANSACTIONS

     The Company owned retail store has extensive transactions with a retail store owned by the Company's President (the "Affiliated Store" or "Paradise Store"). The Paradise Store operates in Las Vegas, Nevada. The Paradise Store and the Company owned store benefit through volume purchasing together and shared costs of local and national advertising. The Paradise Store and the Company owned store share advertising costs equally in the Las Vegas market area. These advertising costs were $109,484 and $80,879 for the nine months ended September 30, 2001 and 2000, respectively. Purchases of merchandise from the Paradise Store are recorded at cost and totaled $298,937 and $321,394 for the nine months ended September 30, 2001 and 2000, respectively.

     As of September 30, 2001 and December 31, 2000, the Company owned store owed the Paradise store $1,021,952 and $1,265,306, respectively, of which $341,310 and $280,541, respectively, is accrued interest payable. This liability has arisen over the past few years as a result of inventory advances from the Paradise store to the Rainbow store. Payments made in 2001 to reduce this obligation were $110,000 in March, $60,000 in April, and $150,000 in June. This obligation is shown in the accompanying consolidated balance sheets under the caption "Due to affiliated stores."

     The Company's president, through personal loans and through advances from his Paradise store, has historically loaned funds to AASP as needed. Loans from the Company's president, including accrued interest payable, were $5,369,218 and $5,027,354 at September 30, 2001 and December 31, 2000,
respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $811,076 at September 30, 2001, has been deferred, a practice that is expected to continue until the maturity dates of the notes, if necessary.

6.   LEASES

     The land underlying the CGC is leased to AASP at an amount of $33,173 per month. Also, the lease has provisions for contingent rent to be paid by AASP upon reaching certain gross revenue levels. The lease commenced October 1, 1997. The term of the lease is 15 years with two five-year renewal options. The lease has a corporate guarantee of AASP.

7.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three and nine-month periods ended September 30, 2001, the Company incurred net losses of $215,242 and $797,643, respectively. The Company has experienced cash flow problems since September of 1999 when payments ceased being made on the SportPark loan (see Note 2). For the year ended December 31, 2000, the Company had a net loss of $11,256,535 and a net loss from continuing operations of $225,127. As of September 30, 2001, the Company had a working capital deficit of $123,843. Excluding AASP's working capital deficit of $486,655, SPEN has positive working capital of $362,812.

     As a result of AASP's Restructuring and Settlement Agreement discussed in
Note 2, AASP is no longer funding cash shortfalls at the SportPark, AASP has been released from all significant continuing and contingent liabilities related to the SportPark, and all back rent through April 30, 2001 for the CGC has been cancelled. AASP recommenced paying its monthly rent on the CGC beginning May 2001.

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

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues increased 4.7% to $1,323,843 in 2001 compared to $1,264,596 in 2000. Revenue for the retail store increased 10.4% to $728,445 in 2001 compared to $659,692 in 2000. The increase in retail operations is due mainly to (a) an 8.7% increase in customers purchasing merchandise in 2001 versus 2000 due to increased advertising and less competition, and (b) an approximate 1.0% increase in the dollar amount of the average customer purchase in 2001 compared to 2000. Revenues of the Callaway Golf Center ("CGC") decreased nominally by 0.7% to $592,156 in 2001 compared to $596,194 in 2000. Typically, third quarter revenues for CGC are steady from year to year. This continued to hold true in 2001 despite the tragedy of September 11 because a large majority of the CGC business is local customers.

     COST OF REVENUES. Cost of revenues decreased 1.1% to $589,687 in 2001 compared to $596,502 in 2000. Cost of revenues as a percentage of revenues was 44.5% and 47.2% for 2001 and 2000, respectively. Retail operations cost of revenues was 69.3% in 2001 compared to 76.5% in 2000. The decrease in 2001 is due to a combination of higher customer counts and maintenance of normal price points for merchandise sales which results in normal gross margins closer to the 28-32% range. When customer counts are down, price points tend to fluctuate downward to encourage customer visitation. Cost of revenues decreased 8.0% at the CGC due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 6.2% to $775,584 in 2001 compared to $730,152 in 2000. The increase is due mainly to a combination of the following: (1) corporate overhead decreased 16.9%, or about $28,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 11.0%, or about $47,000, because of increased payroll and utility costs, and (3) SG&A for the Rainbow retail store increased 19.3%, or about $27,000, due to higher payroll and advertising costs.

     INTEREST EXPENSE, NET. Net interest expense increased to $147,468 in 2001 compared to $83,313 in 2000 due primarily to interest costs on new debt to the Company's President that was incurred by AASP in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's President paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income for the third quarter of 2001. There was no minority interest in 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $214,634 compared to $173,162 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above.

RESULTS OF CONTINUING OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues increased 3.7% to $4,123,108 in 2001 compared to $3,975,545 in 2000. Revenue for the retail store increased 6.1% to $2,244,270 in 2001 compared to $2,114,684 in 2000. The increase in retail operations is due mainly to (a) an 8.2% increase in customers purchasing merchandise in 2001 versus 2000 due to increased advertising and less competition, and (b) a 2.2% decrease in the dollar amount of the average customer purchase in 2001 compared to 2000. Revenues of the Callaway Golf Center ("CGC") increased 2.3% to $1,875,596 in 2001 compared to $1,832,786 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues increased 1.2% to $1,862,219 in 2001 compared to $1,840,996 in 2000. Cost of revenues as a percentage of revenues was 45.2% in 2001 compared to 46.3% in 2000. Retail operations cost of revenues was 71.6% in 2001 and 73.4% in 2000. The decrease in 2001 is due to a combination of higher customer counts and maintenance of normal price points for merchandise sales which results in normal gross margins closer to the 28-32% range. When customer counts are down, price points tend to fluctuate downward to encourage customer visitation. Cost of revenues decreased 11.9% at the CGC due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 2.1% to $2,263,937 in 2001 compared to $2,216,532 in 2000. The increase is a combination of the following: (1) corporate overhead decreased 26.1%, or about $141,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 7.8%, or about $97,000, because of increased payroll, marketing, and utility costs, and
(3) SG&A for the Rainbow retail store increased 21.1%, or about $91,000, due to higher payroll and advertising costs.

     DEPRECIATION AND AMORTIZATION. These costs decreased 16.8% to $76,834 in 2001 compared to $92,372 in 2000 due to a lower overall depreciable base of fixed assets in 2001 which has remained relatively constant since the second quarter of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased to $450,519 in 2001 compared to $249,932 in 2000 due primarily to interest costs on new debt to the Company's President that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's President paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest in 2001 represents the Landlord's 35% share of Callaway Golf Center net income since June 1, 2001. Minority interest in 2000 represents AASP's minority shareholders' share of AASP's net loss. The amount of such minority interest in the loss was limited to the extent of the previously recorded minority interest credit on the Company's balance sheet.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $537,401 compared to $249,192 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had a working capital deficit of $123,843. This deficit was created primarily because of the lengthy financial problems of the discontinued SportPark business segment. Excluding about $260,000 of accrued expenses relating to deferred payroll costs attributed to the AASP's president and the Company's President who both deferred half of their salaries from September 1999 through May 2001, the Company has positive working capital of about $136,000. AASP's President and the Company's President have agreed to defer receiving payment on this deferred payroll until such time as AASP and the Company have sufficient resources to pay it. Beginning in June 2001, AASP's President and the Company's President began receiving their full salaries again.

     On September 15, 1998 AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of AASP and the Company. Also, the Landlord of the

Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, AASP's President, the Company's President, and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's President pledged three parcels of land owned by him (the "President's parcels") as additional collateral to secure the loan.

     AASP defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's President to sell the President's parcels which resulted in the Company's President paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of AASP and SPEN were released. During the period of default with the Bank, management of AASP made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

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

     The Company's President through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's President and his personally owned retail store were $6,391,170 and $6,292,660 at September 30, 2001 and December 31, 2000, respectively. The increase relates to accrued interest payable on the balances outstanding offset by $320,000 that was repaid in March, April, and June 2001. Accrued interest payable of $1,152,386 at September 30, 2001 has been deferred, a practice which is expected to continue through 2002, if necessary

     There are currently no commitments for material capital expenditures.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $203,929 at September 30, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2002.

     Operating Activities. Net cash provided by operating activities was $147,662 for the nine months ended September 30, 2001 compared to $357,326 for the nine months ended September 30, 2000. The primary reason for the change relates to (1) a smaller increase in 2001 by about $256,000 in accounts payable and accrued expenses, (2) a larger increase in 2001 in interest payable to shareholder and affiliated store of about $196,000, and (3) a larger net loss from continuing operations in 2001 by about $229,000.

     Investing Activities. Net cash used in investing activities was $27,446 in 2001 compared to $7,042 in 2000. The difference relates to $32,500 in proceeds from sale of equipment in 2000.

     Financing Activities. Net cash used in financing activities was $426,111 for the nine months ended September 30, 2001 compared to $227,180 for the nine months ended September 30, 2000. The primary reason for the difference is approximately $320,000 in payments were made to reduce obligations to the Paradise Store in 2001 versus advances from the Paradise store of about $100,000 in 2000.

     The Company's current and expected sources of working capital are its cash balances that were $172,824 at September 30, 2001 and its continuing positive operating cash flow of its CGC property as well as the Rainbow store. Working capital needs have been helped by deferring payments on interest and notes payable balances due to the Company's President and Affiliated Store. Deferrals of payments to the Company's President and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments.

      The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive having completed its fourth full year of operation. The Rainbow Store is now generating positive operating cash flow that is expected to continue. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  November 14, 2001        By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer


Date:  November 14, 2001        By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer