Form 10KSB
period 2001-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2002-04-01
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,566,435

As of March 11, 2002, 8,135,097 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $198,979.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     Sports Entertainment Enterprises, Inc. ("SPEN", formerly Las Vegas Discount Golf & Tennis, Inc. ("LVDG")) (the "Company") as of December 31, 2001
(1) owns and operates one retail golf store in Las Vegas, Nevada; and (2) owns approximately 63% of the outstanding shares of common stock and 100% of the Convertible Preferred Stock of All-American SportPark, Inc. ("AASP"), a publicly traded company. In the aggregate, SPEN owns approximately 67% of AASP.

     AASP was incorporated in Nevada on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998.

     SPEN acquired AASP in February 1988, from Vaso Boreta, who was its sole shareholder. As of December 31, 2001, Vaso Boreta owns approximately 23% of the outstanding common stock of SPEN, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of AASP. The Company's ownership position in AASP represents the Company's largest asset and the financial results of AASP have a significant impact on the Company's consolidated financial statements included in this Form 10-KSB. Although this report contains much disclosure about AASP and its business, readers should keep in mind that AASP operates as a separate company with its own management. For further information on AASP, see AASP's Form 10-KSB.

     The Company's business began in 1974 when Vaso Boreta, the Company's President and Chairman of the Board, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     In 1990, the Company opened its first company-owned store in Las Vegas (the "Rainbow Store"), which served as a showcase and training center for franchisees. This store is still owned by the Company through its wholly owned subsidiary, Las Vegas Discount Golf & Tennis Rainbow, Inc.

     AASP operated the business of franchising "Las Vegas Discount Golf & Tennis" stores and developed a concept for a sports-oriented theme park; See "BUSINESS OF THE COMPANY." AASP was a wholly owned subsidiary of the Company until December 1994 when AASP completed an initial public offering of its securities. The net proceeds to AASP from this public offering were approximately $3,684,000.

     On December 16, 1996, the Company and AASP entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to sell all but one of the four retail stores owned by the Company, all of the Company's wholesale operations and the entire franchising business of AASP to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and AASP completed this transaction.

     In connection with the sale of the above-described assets, SPEN and AASP agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its Callaway Golf Center business. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, Ron Boreta - Vaso Boreta's son and
the President of AASP, and John Boreta   Ron Boreta's brother and a principal
shareholder of SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada. Likewise, the Buyer is restricted from operating stores in southern Nevada except for the Summerlin area of Las Vegas, Nevada.

     On July 12, 1996, AASP entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which AASP developed its Callaway Golf Center and All-American SportPark ("SportPark") properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the now discontinued SportPark that opened for business in October 1998; AASP disposed of the SportPark business in May 2001. See "BUSINESS OF THE COMPANY-DISCONTINUED SPORTPARK OPERATIONS".

     On June 20, 1997, the lessor of the 65-acre tract agreed with AASP to cancel the original lease and replace it with two separate leases. The lease for the SportPark commenced on February 1, 1998 with a base rent of $18,910 per month and was cancelled in connection with the disposition of the SportPark in May 2001; the lease for the Callaway Golf Center is for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM]commenced on October 1, 1997 when the golf center opened; base rent is $33,173 per month.

     During June 1997, AASP and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company that was owned 80% by AASP and 20% by Callaway; the LLC owned and operated the Callaway Golf Center . In May 1998, AASP sold its 80% interest in LLC to Callaway. On December 31, 1998 AASP acquired substantially all the assets of LLC subject to certain liabilities that resulted in AASP owning 100% of the Callaway Golf Center[TM].

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

     Beginning in September 1999, AASP ceased making loan payments on its SportPark property due to financial difficulties. Ultimately, this resulted in the disposition of the SportPark property in May 2001. See "BUSINESS OF THE COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

                             BUSINESS OF THE COMPANY

RETAIL STORE

     The Company currently owns and operates a "Las Vegas Discount Golf & Tennis" retail store located at 2200 South Rainbow Boulevard in Las Vegas, Nevada. The products available in the Company's Las Vegas retail store consist of a wide variety of golf and tennis equipment. These products are generally offered at a discount from prices found in golf and tennis pro shops, sporting goods stores and other non-discount retail stores.

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

CALLAWAY GOLF CENTER AND ALL-AMERICAN SPORTPARK

     AASP developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark ("Park") was comprised of two components: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark") amusement center. Collectively, the two properties completed a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The SportPark was disposed of in May
2001   See further discussion under the heading   "BUSINESS OF THE COMPANY
DISCONTINUED SPORTPARK OPERATIONS".

     The Callaway Golf Center ("CGC"), on 42 of the 65 acres, remains an operating business of AASP and is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The CGC is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates 1.3 million.

CALLAWAY GOLF CENTER[TM]

     In June 1997, AASP completed a final agreement with Callaway to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land on Las Vegas Boulevard in Las Vegas, Nevada. The Callaway Golf Center[TM]opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee two-tiered driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens, waterfall features, and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the CGC includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway Golf Company, and three tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, (b) the Bistro 10 restaurant and bar which features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background, and (c) the Giant Golf teaching academy for group and individual golf instruction.

     The CGC has a lease agreement with St. Andrews Golf Shop, which is owned by Ronald S. Boreta and John Boreta, affiliates of the Company, for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays rent based on a percentage of its sales ranging from 6-7% depending on the total gross sales generated in a calendar year.

     The CGC has a lease and concession agreement with Giant Golf Academy for the provision of golf instruction services. The lessee pays a fixed monthly rental for use of the golf facilities for golf instruction and for office space inside the clubhouse building.

     The LLC was originally owned 80% by AASP and 20% by Callaway. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. AASP contributed the value of expenses incurred by AASP relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten-year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     On May 5, 1998, AASP sold its 80% interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million in debt, including accrued interest thereon, owed to Callaway by AASP. AASP retained the option to repurchase the 80% interest for a period of two years on essentially the same financial terms that it sold its interest. The sale of AASP's 80% interest in the LLC was completed in order to improve AASP's financial condition that, in turn, improved AASP's ability to complete the financing needed for the final construction stage of the SportPark.

     On December 30, 1998, AASP acquired substantially all the assets of the LLC subject to certain liabilities. This resulted in AASP owning 100% of the Callaway Golf Center. Under terms of the asset purchase agreement, AASP paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

     In connection with this acquisition, AASP executed a trademark license agreement with Callaway Golf pursuant to which AASP licenses the right to use the marks "Callaway Golf Center " and "Divine Nine" from Callaway Golf for a term beginning on December 30, 1998, and ending upon termination of the land lease on the Golf Center. AASP paid a one-time fee for this license agreement that was a component of the purchase price AASP paid for the Callaway Golf Center when it acquired the facility on December 30, 1998. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement upon the occurrence of any Event of Termination as defined in the agreement.

DISCONTINUED SPORTPARK OPERATIONS

     The SportPark opened for business In October 1998. It was a state of the art amusement facility that had many unique attractions and elements as follows:

     NASCAR SPEEDPARK. AASP had a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provided that AASP had an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003. As consideration for the license, AASP paid an initial fee of $25,000 and paid NASCAR a royalty based on the SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities. In connection with the disposition of the SportPark, this license agreement was terminated.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium was a full size replica of a major league ballpark for batting and baseball training. AASP was granted a license in December 1994 from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, as amended, AASP also had the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium was a nostalgic open-air batting stadium that attempted to duplicate a major league experience for its patrons. The license expired on November 30, 2000.

     SPORTPARK PAVILION. The 100,000 square foot Pavilion Building included a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service including the "Boston Garden Experience" Restaurant & Bar. Other attractions in the Pavilion were Augusta National Putting Experience, an 8,000 square foot arcade, "The Rock" Sport Climbing Wall, and SportPark Logo Shop.

     PEPSI ALLSPORT ARENA. The focal point of the Pavilion building was the 25,000 square foot Pepsi Allsport Arena which could be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor football/soccer playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions.

     Unfortunately, the SportPark was beset with financial problems since the opening in October 1998. It opened with much less financing than desired to create the experience that was originally envisioned for the property. Attendance never achieved forecasted levels and gradually decreased as sufficient financial resources were not available to keep the existing attractions at optimum operating condition or vary the amusement elements to always keep the experience "fresh."

     As a result of the foregoing, the SportPark was unable to make the scheduled loan payments on its mortgage (the "Bank Note") beginning in September 1999. No loan payments were made thereafter. Management of the Company made several attempts to resolve the SportPark's financial problems by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. These efforts did not result in solving the financial problems of the SportPark.

     Ultimately, in October and November 2000, the Bank forced the AASP's Chairman to liquidate additional collateral he had pledged for the Bank Note which resulted in payment to the Bank of $2.75 million and, the Landlord, who had subordinated his land to the Bank to help AASP secure the financing, bought the Bank Note, an Equipment Note and an Equipment Lease and all rights pertaining thereto from the Bank for $7 million.

     At that point, and continuing until the SportPark was transferred to the Landlord in June 2001, the Landlord and AASP actively pursued a buyer/operator to take over the SportPark. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events until May 31, 2001.

     On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

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

     In addition, all common stock of SPEN owned by the AASP's Chairman, its President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, AASP issued the Landlord a 35-percent ownership interest in AASP's subsidiary that owns and operates the Callaway Golf Center. This subsidiary is All-American Golf Center, Inc. ("AAGC"). In connection with the issuance of the 35-percent interest in AAGC to the Landlord, AASP and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

     SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, AASP entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to the dispensing of its products at the SportPark and CGC. In addition, the agreement provides that Pepsi has specified signage rights including the naming rights to the SportPark Arena as the Pepsi Allsport Arena. Pepsi is required to provide, without charge, all equipment needed to dispense its products at the SportPark and CGC.

     The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions of Pepsi's products at the SportPark and CGC. In addition, Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the SportPark, CGC, and Pepsi.

     In exchange for these rights, Pepsi agreed to pay AASP a fixed annual cash payment for the term of the agreement such that five total cash payments are received. AASP has received all required payments from Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement. This agreement remains in effect for the CGC, and was assumed by the Landlord in regard to the SportPark property.

     AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, AASP entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") that provides Sportservice with the exclusive right for all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the SportPark and CGC, during the ten-year term of the agreement. Sportservice pays rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice is a wholly-owned subsidiary of Delaware North Company. The agreement remains in effect for the CGC and the portion related to the SportPark was assumed by the Landlord in connection with his acquisition of the SportPark.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing program for the Rainbow retail store is based principally in print media that has proven effective over time.

     The marketing program for the CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, AASP has instituted taxi programs, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC, along with its teaching academy tenant Giant Golf, has implemented programs to attract more group events, clinics, and other special promotional events.

     The CGC, which includes a nine-hole par 3 golf course, driving range, and clubhouse, is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas.

     AASP's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

     FIRST TEE

     In March 2002, the Callaway Golf Center became the official home in Southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation's golfers were minorities. The Callaway Golf Center is proud to be part of the First Tee program and believes it will offer many opportunities for the Company in the years ahead.

COMPETITION

     RETAIL STORE. The Company's Las Vegas retail store competes with general sporting goods stores, other discount golf and tennis stores, discount department stores such as K-Mart, catalog stores and other retailers. The Company believes that the greatest competition to its retail store comes from the other discount golf and tennis stores, the numbers of which have decreased in the Las Vegas market in recent years.

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

     CALLAWAY GOLF CENTER. Any golf/amusement facilities developed by AASP will compete with any other family/sports attractions in the city where such facilities are located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. AASP will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitation and patronage.

     In the Las Vegas market, the Company has competition from other golf courses, family entertainment centers, and entertainment provided by hotel/casinos. Company management believes the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing that is unlike any competitor in the market.

EMPLOYEES

     As of March 7, 2002, there were 5 full time employees at the Company's executive offices, 13 at CGC, and 6 at the Rainbow retail store. Also, there were 14 part-time employees at the CGC, 5 at the Rainbow retail store, and 1 at the executive offices.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of AASP's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Callaway Golf Center property occupies approximately 42 acres of leased land described in "ITEM 1. DESCRIPTION OF BUSINESS BUSINESS DEVELOPMENT." The CGC was opened October 1, 1997. The property is in good condition both structurally and in appearance. AASP owns 65% of the CGC through a subsidiary, All-American Golf Center, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998.

     The CGC has three tenants: (1) The St. Andrews Golf Shop that occupies approximately 4,000 square feet for golf retail sales and pays percentage rent of 6-7% of depending on the level of sales in a calendar year. The lease is for fifteen years ending in 2012; (2) Sierra Sportservice that occupies about 2,500 square feet for food and beverage services and pays percentage rent depending on the type of sale made (i.e. restaurant, catering, beverage cart). The lease is for ten years ending in 2007; (3) Giant Golf Academy that occupies approximately 900 square feet and pays a fixed monthly rental for office space and for use of the golf facilities of approximately $6,500 per month. The lease is for five years ending in 2006 with one five-year option to renew.

     The Company's Rainbow Store leases approximately 5,600 square feet of retail space at 220 Rainbow Boulevard, Las Vegas, Nevada. The lease provides for a base monthly rental payment of $9,220 and expires on June 25, 2005. The base monthly rental may increase based on the consumer price index and taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the complaints described in the following paragraph, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price doing business as Mach One Marketing Group, filed a complaint against AASP in the United States District Court of Nevada, seeking compensatory damages in the amount of $333,000, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SportPark. This case was settled on January 22, 2002 with AASP agreeing to pay $100,000. The $100,000 is payable with $25,000 at date of settlement and the remaining balance payable in equal installments over eighteen months.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint against AASP in the District Court of Clark County Nevada against AASP and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contended that it was entitled to $243,883 for work performed. This case was dismissed with prejudice in November 2001.

     On September 12, 2000, AASP filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. AASP's claim asserts construction defects related to the CGC's driving range tee line which has experienced large cracks in the concrete and ground level differentials on each side of the cracks of more than one inch as the result of ground subsidence arising primarily from Bentar's failure to properly compact the earth in and around the tee line. AASP seeks damages to correct the subsidence problem, loss of income, and attorney's fees in excess of $10,000. The case is in the discovery stage and is expected to be resolved in 2002.

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

                                                   HIGH       LOW
                                                 -------    -------

     Year Ended December 31, 2001:
       First Quarter                             $0.150     $0.050
       Second Quarter                            $0.090     $0.050
       Third Quarter                             $0.070     $0.010
       Fourth Quarter                            $0.040     $0.010

     Year Ended December 31, 2000:
       First Quarter                             $0.406     $0.125
       Second Quarter                            $0.375     $0.156
       Third Quarter                             $0.156     $0.063
       Fourth Quarter                            $0.203     $0.031

      HOLDERS. The number of holders of record of the Company's no par value common stock at December 31, 2001, was approximately 980. This does not include approximately 1,500 shareholders that hold stock in their accounts at broker/dealers.

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

OVERVIEW

     The Company's continuing operations consist of a single retail store and the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997; the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998, and then reacquired 100% of the Callaway Golf Center on December 31, 1998. In May 2001, AASP issued a 35% interest in the Callaway Golf Center to the property's landlord in exchange for forgiveness of back rent due the landlord.

     DISCONTINUED OPERATIONS. On December 31, 2000, AASP formalized a plan to dispose of the SportPark facility because (1) historically, the property sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; AASP did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis until May 31, 2001. As a result of the foregoing, AASP recorded a write down of $6,510,181 in 2000 to adjust the SportPark assets' carrying amount to estimated net realizable value. Loss from discontinued operations of the SportPark was $373,016 and $4,521,227 in 2001 and 2000, respectively. The larger loss in 2000 results from the SportPark being open on a regular basis and interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in 2001, there were limited operations and no bank costs were accrued.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues increased 3.8% to $5,566,435 in 2001 compared to $5,360,256 in 2000. Revenues from retail operations increased 7.1% to $3,140,654 in 2001 compared to $2,932,037 in 2000. The increase in retail operations is due to an increase in customers purchasing merchandise; the dollar amount of the average customer purchase was almost identical for both years. Revenues for the CGC increased 1.8% to $2,421,840 in 2001 compared to $2,378,312 in 2000. The modest increase is the result of increased tenant income in 2001 due to more leased space. For both years, facility attendance, course play, and range usage were nearly the same.

     COST OF REVENUES. Cost of revenues increased 1.6% to $2,583,477 in 2001 compared to $2,542,676 in 2000. Cost of Revenues as a percentage of Revenues was 46.4% in 2001 compared to 47.4% in 2000. Retail operations cost of revenues was 71.8% in 2001 and 73.7 in 2000. The cost of revenue decrease is due to mainly to continued implementation of slightly different pricing models for the Rainbow retail store that began in 2000 in an attempt to achieve a target gross margin of 27% or better. Gross margin (gross profit divided by revenues) for the retail operations was 28.2% in 2001 and 26.3% in 2000. Improved inventory management processes also contributed to this change. Cost of revenues for CGC decreased 13.8% due to lower direct payroll costs because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The increase of 8.9% to $3,044,946 in 2001 from $2,795,453 in 2000 is due to a combination of the following: (1) corporate overhead decreased 26.4%, or about $196,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Rainbow retail store increased 19.7%, or about 123,000, due to higher payroll and marketing costs in support of the increased revenue described above, and
(3) SG&A for the Callaway Golf Center increased 22.3%, or about 319,000, due to (a) one time rent credit received in 2000 from the Landlord of the CGC of approximately $200,000, and (b) increased payroll, marketing, and utility costs in 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $102,323 in 2001 compared to $120,286 in 2000 due mainly to the disposition of certain assets of the CGC in the first half of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased 97.8% to $597,622 in 2001 compared to $302,063 in 2000 due primarily to interest costs on debt to AASP's Chairman that was incurred by AASP in the fourth quarter of 2000 in the principal amount of $3,033,473. This debt was incurred when AASP's Chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest in income of the Callaway Golf Center was $20,371 in 2001 (June 1 - December 31, 2001) due to AASP issuing a 35% interest in the Callaway Golf Center to the Landlord on June 1, 2001 in connection with the transaction to dispose of the SportPark. No such minority interest existed in 2000. The minority interest in loss of AASP of $175,095 recorded in 2000 represents that portion of AASP's loss attributed to the minority shareholders that were issued stock in January and February 2000 in exchange for consulting services. The value of these services was recorded at $175,095.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $782,304 in 2001 compared to $225,127 in 2000. Excluding the adjustments for minority interest described above, net loss from continuing operations was $761,933 in 2001 and $400,222 in 2000. The increased net loss in 2001 is due primarily to increase interest expense and higher SG&A for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.e. to the consolidated financial statements, in its report dated March 15, 2002, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     At December 31, 2001, the Company had a working capital deficit of $417,157. Approximately $270,000 of this deficit relates to deferred payroll costs attributed to the Company's President and AASP's President deferring half of their respective salaries from September 1999 through May 2001. Both Presidents have agreed to defer payment on the deferred amounts until such time as the Company has sufficient resources to pay it. Beginning in June 2001, both Presidents recommenced receiving their full salaries.

     The $417,157 deficit exists primarily because of the historical financial problems of the discontinued SportPark business segment. The SportPark's cash shortfalls required funding from the Callaway Golf Center excess cash flow; this caused some CGC and corporate overhead payables to fall behind.

     In September 1998, AASP entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of AASP and the Company. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, the AASP's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan.

     AASP defaulted on the loan in September 1999; this default continued until October and November 2000 when the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of AASP and the Company were released. During the period of default with the Bank, management of AASP made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

     On June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of AASP to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord agreed to cancel all of AASP's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. AASP recommenced paying its monthly rent for the CGC beginning May 2001.

     In addition, all common stock of SPEN owned by the Company's Chairman, AASP's President and a related entity that had been pledged to the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, AASP issued the Landlord a 35-percent ownership interest in AAGC. In connection with the issuance of the 35-percent interest in AAGC to the Landlord, AASP, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

     As a result of this Restructuring and Settlement Agreement, AASP is no longer funding cash shortfalls at the SportPark, AASP and the Company have been released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC has been cancelled.

     AASP management believes that AASP's continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months. As a result, AASP management is in discussions with its primary lender on the CGC in an attempt to defer the payment of three scheduled debt payments to later in the term of the agreement. If AASP management is not successful in attaining this deferral, AASP management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, AASP management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

     The Rainbow retail store generates positive cash flow and supports the non-AASP corporate overhead of the Company. Company management expects that the Rainbow retail store operations will be sufficient to fund the Rainbow Store's operating cash needs and non-AASP corporate overhead for at least the next twelve months.

     The Company's current and expected sources of working capital are its cash balances that were $191,602 at December 31, 2001 and its operating cash flow of its CGC property and the Rainbow Store. Working capital needs have been helped by deferring payments of interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to consistently make these payments.

     The Callaway Golf Center has generated positive cash flow since it was reacquired at the end of 1998. However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC. AASP management continues to seek out financing to help fund working capital needs of AASP. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing or with terms acceptable to AASP.

     The Company has raised considerable capital in the past for development projects. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

     The Company is pursuing several opportunities. AASP is in various stages of attempting to add new revenue producing elements to its CGC property that do not require significant capital investment by AASP. Also, AASP is aggressively pursuing financing sources that would use the CGC as collateral to improve the CGC operations and infuse working capital into AASP. In early 2001, two financing sources were willing to provide financing to CGC, however the terms of such financing were not acceptable.

     Management of AASP has had and continues to have discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate AASP's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that AASP will be successful in its efforts to raise capital for AASP nor can there be any assurance that AASP will be successful in its efforts to structure a relationship with an established company in its industry to facilitate AASP's expansion plans.

     There are no planned material capital expenditures in 2002.

     AASP has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000.
Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

     AASP has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

     Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as AASP has adequate capital resources to service this obligation.

     The Company's Rainbow Store has loans payable to the Lender ("Rainbow Loans") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow loans are $966,237 and $1,265,306, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $357,800 and $280,541, respectively. The Rainbow Store made approximately $380,000 in principal payments on the Rainbow Loans in 2001. The Rainbow Loans are not evidenced by a signed promissory note and have no scheduled maturity. Accrued interest payable of $357,800 at December 31, 2001 has been deferred. The Lender has agreed to continue deferring interest payments until the principal balance is paid in full.

     OPERATING ACTIVITIES. During 2001, net cash provided by operating activities was $180,733 compared to $594,384 in 2000. The primary reasons for the difference relate to (1) an approximate $360,000 larger net loss from continuing operations before minority interest in 2001 compared to 2000 due mainly to higher interest expense, (2) non cash expense in 2000 of $175,095, and (3) a smaller increase in accounts payable and accrued expense balances in 2001 of approximately $140,000.

     INVESTING ACTIVITIES. During 2001, net cash used in investing activities totaled $28,505 compared to net cash provided by investing activities of $18,054 in 2000. The primary difference is more expenditures for leasehold improvements at the CGC in 2001 of about $14,000, offset by proceeds from sale of equipment in 2000 of $32,500 that did not occur in 2001.

     FINANCING ACTIVITIES. During 2001, net cash used in financing activities was $419,316 compared to $209,022 in 2000. The main reason for the difference is a change in due to affiliated stores and related entities of about $165,000.

     Among its alternative courses of action, management of the Company intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company's stockholders that will, in turn, reduce each shareholders proportionate ownership and voting power in the Company.

     As part of this strategy, management would (1) spin off the AASP subsidiary to the Company's shareholders, and (2) sell the Rainbow retail store to Voss Boreta, the Company's Chairman, in exchange for a reduction in debt owed him; an independent valuation of the Rainbow store has been completed indicating a value of approximately $350,000.

     There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

     The Company has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful. The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements that purport to protect investors. Any business opportunity acquired may be currently unprofitable or present other negative factors.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-21 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           67     President, Chairman of the Board, Treasurer,
                             Secretary and Director

Ronald S. Boreta      39     Director

Robert R. Rosburg     74     Director

William Kilmer        61     Director

Kirk Hartle           36     Chief Financial Officer

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Directors or Officers of the Company.

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

     RONALD S. BORETA has been a Director since February 1988, and served as President of the Company from June 1992 until July 1994, when he resigned to become President and Chief Executive Officer of AASP. He also previously served as Vice President, Secretary and Treasurer of the Company. He has been employed by AASP since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of AASP located in San Francisco, California. Mr. Ron Boreta has also been a Director of AASP since 1984, and an Officer since 1986. Prior to his employment by AASP, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 100% of his time to the business of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2001, 2000, and 1999 from the Company:



                          SUMMARY COMPENSATION TABLE


                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------   -----------------------
                                                               SECURITIES
                                            OTHER    RE-       UNDERLYING   ALL
                                            ANNUAL   STRICTED  OPTIONS/    OTHER
NAME AND PRINCIPAL                          COMPEN-  STOCK     SARs        COMPEN-
POSITION           YEAR  SALARY   BONUS     SATION   AWARD(S) (NUMBER)     SATION
                   <FN1>
------------------ ---- -------- --------  -------  --------- -----------  ------
Vaso Boreta,       2001 $100,000    --     $30,250     --        --          --
 President and                              <FN2>
Chairman of the    2000 $100,000    --     $30,247     --        --          --
 Board
                   1999 $102,381    --     $30,250     --        --          --

Ronald S. Boreta,  2001 $120,000    --     $25,648     --        --          --
  President and                              <FN3>
  CEO of           2000 $120,000    --     $31,845     --        --          --
  Subsidiary       1999 $121,939    --     $29,301     --       281,000      --
___________
<FN1>
Includes $27,877 for 2001, $60,000 for 2000 and $21,074 in 1999 deferred by Ron Boreta, and $23,077 for 2001, $50,000 for 2000 and $17,445 in 1999 deferred by Vaso Boreta.  These elections were made in September 1999 and the deferral ended in June 2001.  All of Ron
Boreta's salary is paid by AASP.  All of Vaso Boreta's salary is paid by SPEN.
<FN2>
Represents amounts accrued or contributed by the Company to the Company's Supplemental
Retirement Plan on behalf of Vaso Boreta.
<FN3>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 2001, 2000, and 1999, respectively, these amounts were $7,992, $16,738, and
$13,446 for club memberships; $14,656, $10,607, and $7,188, for an automobile; and $3,000,
$3,000, and $8,667 to the Company's Supplemental Retirement Plan.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     The Company's President, Vaso Boreta, does not have an employment
agreement with the Company.   Since July 31, 1994, the Company has paid Mr.
Vaso Boreta an annual salary of $100,000.

      Effective August 1, 1994, AASP entered into an employment agreement with Ronald S. Boreta, AASP's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 days' notice of the intention not to extend is given by either party. Ronald S. Boreta also receives the use of an automobile, for which AASP pays all expenses, and full medical and dental coverage. AASP also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for AASP. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of AASP.

     In June 1997, AASP's Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of AASP's All-American SportPark. $68,202 of this bonus was paid in October 1998.

STOCK OPTION PLANS

     In 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"). The 1991 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. The Board of Directors determines vesting provisions at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than the fair market value of the Common Stock on the date the option is granted.

Under the 1991 Plan, in July 1999, options to purchase 421,000 shares of the Company's common stock expired unexercised. In August 1999, the Company's Board of Directors granted options to purchase 421,000 shares of the Company's common stock for a period of 5 years from the grant date. All such options are all 100% vested and were issued to the following people and were still outstanding as of March 15, 2002.


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


In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $1.085 per share that is higher than the closing market price on the date of grant. The options are fully vested and expire April 24, 2005.

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

SUPPLEMENTAL RETIREMENT PLAN

     The Company has a Supplemental Retirement Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer receive benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company. Company contributions to the Supplemental Retirement Plan are immediately vested for Category I employees, and vest 20% per year of employment for Category II employees. Vested amounts under the Supplemental Retirement Plan are paid out over 5 to 20 years upon retirement, disability, death or termination of employment.

     In 1997, Vaso Boreta (President and Chairman of the Board of the Company), John Boreta (a principal shareholder of the Company), and Ronald S. Boreta (a Director of the Company and President of AASP) were designated as Category I employees. The Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta and Ron Boreta of $30,250 and $3,000, respectively, for 2001 and $30,247 and $3,000, respectively, for 2000.

     The Company's Board of Directors is expected to accrue or contribute approximately the same amounts it did in 2001 to the Plan for 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2002, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------          ---------------          --------
Vaso Boreta                             13,868<FN1>            0.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                     2,635,114<FN2>           29.4%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        5,000                 0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           5,000                  0.1%
1500 Sea Breeze
Ft. Lauderdale, FL  33316

Kirk Hartle                             50,000<FN7>             0.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

John Boreta                          1,939,417<FN3>            21.7%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd. <FN4>       1,304,445                 14.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC <FN5>                  2,651,265<FN6>            29.6%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers           2,427,982                 27.1%
as a Group (4 persons)
___________________
<FN1>     Represents Vaso Boreta's share of the Common Stock held by Boreta
Enterprises.

<FN2>     Includes 1,456,604 shares held directly, 897,510 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 281,000 shares underlying Stock Options held by Ronald Boreta.

<FN3>     Includes 1,416,350 shares held directly, 393,067 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprise Ltd. and 130,000 shares underlying Stock Options held by John Boreta.

<FN4>     Boreta Enterprises Ltd. is a Nevada limited liability company whose members and respective percentage ownership are as follows:

          Ronald Boreta - 68.81%
          John Boreta   - 30.13%
          Vaso Boreta   -  1.06%

Ronald Boreta is the sole manager of Boreta Enterprises Ltd.

<FN5> ASI Group LLC is a Nevada limited liability company whose members are
Andre K. Agassi and Perry Craig Rogers.

<FN6>     Includes 2,303,290 shares owned directly and 347,975 shares underlying options held by ASI Group LLC.

<FN7>  Represents shares underlying options exercisable within 60 days held by the named person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 2001, the Company owns approximately 63% of the outstanding common stock of AASP and 100% of its Convertible Preferred Stock; combined, this represents approximately 67% ownership in AASP. Vaso Boreta, the Company's President and Chairman of the Board, is Chairman of the Board of AASP. Ronald S. Boreta, a Director of the Company, is President and a Director of AASP. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of AASP.

     AASP has transactions and relationships with (a) SPEN and subsidiaries ("Related Entities"), (b) Vaso Boreta and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by AASP's President, Ron Boreta, and his brother, John Boreta. The Paradise store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     AASP subleases approximately 4,000 square feet of the Callaway Golf Center space to St. Andrews Golf Shop which is owned by Ronald S. Boreta, a Director and principal shareholder of the Company, and his brother John
Boreta, a principal shareholder of the Company.   The sublease is for a period
of 15 years ending in 2012. AASP receives 6% to 7% of sales of the golf shop, depending on the level of sales in a calendar year. During the years ended December 31, 2001 and 2002, AASP received $229,923 and $220,468, respectively, under this sublease.

     AASP has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000.
Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

     AASP has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

     Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as AASP has adequate capital resources to service this obligation.

     The Company's Rainbow Store has loans payable to the Lender ("Rainbow Loans") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow loans are $966,237 and $1,265,306, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $357,800 and $280,541, respectively. The Rainbow Store made approximately $380,000 in principal payments on the Rainbow Loans in 2001. The Rainbow Loans are not evidenced by a signed promissory note and have no scheduled maturity. Accrued interest payable of $357,800 at December 31, 2001 has been deferred. The Lender has agreed to continue deferring interest payments until the principal balance is paid in full.

     During 2001 and 2000, the Paradise Store purchased $61,961 and $104,777, respectively, in sporting goods merchandise from the Company. Also during 2001 and 2000, the Paradise Store sold $447,807 and $414,417, respectively, in merchandise to the Company. Management believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Company owned retail store and the Paradise Store share advertising costs in the Las Vegas market on an equal basis. During 2001 and 2000, the Company paid $177,399 and $145,909, respectively, for advertising.

     On October 19, 1998, the Company issued 2,303,290 shares of its Common Stock to ASI Group, L.L.C. ("ASI"), for $2,500,000 in cash in a private transaction. As part of this transaction, ASI also received an option to purchase 347,975 shares of Common Stock at an exercise price of $1.8392 per share through October 19, 2008 (the "Option"). As a result of this transaction, ASI is now deemed to beneficially own approximately 29.6% of the Company's Common Stock.

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

     During September 1997, a majority of the Board of Directors of AASP agreed to sell the AASP's rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 promissory note since AASP has committed all of its efforts to the development and management of the All-American SportPark and no longer intended to engage in the business of selling golf equipment or apparel.

     On March 9, 2001, AASP repurchased all 500,000 shares of its Series A Convertible Preferred Stock held by Three Oceans, Inc. for $5,000 cash. In connection with this transaction, Motoharu Iue, the designee of Three Oceans, Inc. on AASP's Board of Directors, resigned as a Director of AASP.

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

10.25       Restructuring and Settlement   Incorporated by reference to
            Agreement with Urban Land      Exhibit 10.1 to the All-American
            of Nevada, Inc., et al.        SportPark, Inc. Current Report
                                           on Form 8-K dated June 1, 2001
                                           (SEC File No. 0-24970)

10.26       Stockholders and Settlement    Incorporated by reference to
            Agreement with All-American    Exhibit 10.2 to the All-American
            Golf Center, Inc. and Urban    SportPark, Inc. Current Report
            Land of Nevada, Inc.           on Form 8-K dated June 1, 2001
                                           (SEC File No. 0-24970)

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

    (b)     REPORTS ON FORM 8-K.  None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Sports Entertainment Enterprises, Inc. (a Colorado corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has had recurring losses from continuing operations, has generated negative cash flows from continuing operations for the year ended December 31, 2001, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2001; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
March 15, 2002

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                             DECEMBER 31,   DECEMBER 31,
                                                2001           2000
                                             ------------   ------------

Current assets:
  Cash and cash equivalents                  $    191,602   $    480,126
  Marketable securities                            79,734         97,394
  Accounts receivable                             126,771         42,435
  Inventory                                       554,265        563,140
  Prepaid expenses and other                       82,263         66,385
                                             ------------   ------------
     Total current assets                       1,034,635      1,249,480

Leasehold improvements and equipment, net         981,870      1,055,688
Due from affiliated stores                        182,766        138,661
Note receivable - related party                    20,000         20,000
Other assets                                       21,729         33,582
Net assets of discontinued operations                -           295,154
                                             ------------   ------------
     Total assets                            $  2,241,000   $  2,792,565
                                             ============   ============































The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                             DECEMBER 31,   DECEMBER 31,
                                                2001           2000
                                             ------------   ------------

Current liabilities:
  Current portion of long-term debt          $     54,827   $     49,891
  Current portion of obligations under
    capital leases                                 16,358         15,931
  Accounts payable and accrued expenses         1,380,607      1,284,699
                                             ------------   ------------
     Total current liabilities                  1,451,792      1,350,521

Note payable to shareholder                     5,129,879      4,700,561
Due to affiliated stores                        1,391,936      1,689,529
Long-term debt, net of current portion            438,600        493,428
Obligation under capital leases, net
  of current portion                                 -            23,153
Deferred income                                   178,929        178,919
                                             ------------   ------------
     Total liabilities                          8,591,136      8,436,111
                                             ------------   ------------

Minority interest                                 373,724      5,000,000
                                             ------------   ------------

Shareholders' equity (deficiency):
  Series A Convertible Preferred stock,
   no par value, 5,000,000 shares
   authorized; no shares issued and
   outstanding                                       -              -
  Common stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding                       6,107,700      6,107,700
  Stock options issued                            268,300        268,300
  Accumulated other comprehensive income           47,234         65,615
  Additional paid-in capital                    5,093,387           -
  Accumulated deficit                         (18,240,481)   (17,085,161)
                                             ------------   ------------
     Total shareholders' equity
      (deficiency)                             (6,723,860)   (10,643,546)
                                             ------------   ------------
Total liabilities and shareholders'
 equity (deficiency)                         $  2,241,000   $  2,792,565
                                             ============   ============








The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001           2000
                                                                 ------------   ------------
Revenues:
   Retail operations                                             $  3,140,654   $  2,932,037
   Callaway Golf Center[TM]                                         2,421,840      2,378,312
   Other                                                                3,941         49,907
                                                                 ------------   ------------
     Total revenues                                                 5,566,435      5,360,256
                                                                 ------------   ------------
Cost of Revenues:
   Retail operations                                                2,255,124      2,161,637
   Callaway Golf Center[TM]                                           328,353        381,039
                                                                 ------------   ------------
     Total cost of revenues                                         2,583,477      2,542,676
                                                                 ------------   ------------
     Gross profit                                                   2,982,958      2,817,580
                                                                 ------------   ------------
Operating expenses:
   Selling, general and administrative                              3,044,946      2,795,453
   Depreciation and amortization                                      102,323        120,286
                                                                 ------------   ------------
     Total operating expenses                                       3,147,269      2,915,739
                                                                 ------------   ------------

Operating loss                                                       (164,311)       (98,159)

Interest expense, net                                                (597,622)      (302,063)
                                                                 ------------   ------------
Loss from continuing operations before minority interest             (761,933)      (400,222)

Minority interest in (income) loss of subsidiary                      (20,371)       175,095
                                                                 ------------   ------------
Loss from continuing operations                                      (782,304)      (225,127)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations of SportPark business
    before writedown of assets                                       (373,016)    (4,521,227)
  Writedown of SportPark assets to net realizable value                  -        (6,510,181)
                                                                 ------------   ------------
  Loss from discontinued operations                                  (373,016)   (11,031,408)
                                                                 ------------   ------------

Net loss                                                           (1,155,320)   (11,256,535)
Other comprehensive income:
  Unrealized holding gain (loss) on securities                        (18,381)        65,615
                                                                 ------------   ------------
Comprehensive loss                                               $ (1,173,701)  $(11,190,920)
                                                                 ============   ============
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations                              $      (0.10)  $      (0.03)
    Loss from discontinued operations                                   (0.05)         (1.36)
                                                                 ------------   ------------
     Net loss per share                                          $      (0.15)  $      (1.39)
                                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                           Accumulated
                                                 Stock       Other        Additional
                        Preferred    Common     Options   Comprehensive    Paid-In     Accumulated
                          Stock      Stock       Issued      Income        Capital       Deficit        Total
                        ----------  ----------  --------  -------------  ------------  ------------- ------------
Balances, January 1,
2000                    $        -  $6,107,700  $268,300    $      -      $        -   $ (5,828,626) $    547,374

Comprehensive loss:
 Net loss                                                                               (11,256,535)  (11,256,535)
 Other comprehensive
 income:
  Unrealized holding
   gains on securities                                        65,615                                      65,615
                        ----------  ----------  --------    --------      ----------   ------------  -----------
Balances, December 31,
2000                             -   6,107,700   268,300      65,615               -    (17,085,161) (10,643,546)

AASP purchase and
 retirement of sub-
 sidiary's Series A
 Convertible Preferred
 Stock                                                                     4,995,000                   4,995,000

AASP exchange of
 minority interest in
 its subsidiary for
 land lease obligation                                                       98,387                       98,387

Comprehensive loss:
 Net loss                                                                                (1,155,320)  (1,155,320)
 Other comprehensive
 income:
  Unrealized holding
  losses on securities                                       (18,381)                                    (18,381)
                        ----------  ----------  --------    --------      ----------   ------------  -----------
Balances, December 31,
2001                    $        -  $6,107,700  $268,300    $ 47,234      $5,093,387   $(18,240,481) $(6,723,860)
                        ==========  =========   ========    ========      ==========   ============  ===========





















The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001           2000
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (1,155,320)  $(11,256,535)
   Adjustment to reconcile net loss to net cash provided by
      operating activities of continuing operations:
    Loss from discontinued operations                                 373,016     11,031,408
    Common stock of subsidiary issued for services                          -        175,095
    Minority interest                                                  20,371       (175,095)
    Depreciation and amortization                                     102,323        120,286
    Stock dividend received                                                 -        (31,779)
    Loss on sale of equipment                                               -         (1,741)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (22,897)        (8,599)
    Decrease in inventories                                             8,875         27,396
    (Increase) decrease in prepaid expenses and other                  (4,025)        21,121
    Increase in accounts payable and accrued expenses                 529,062        572,697
    Increase in interest payable to shareholder and affiliated
     store                                                            429,318        137,072
    Increase (decrease) in deferred income                                 10        (16,942)
                                                                 ------------   ------------
  Net cash provided by operating activities of continuing
   operations                                                         280,733        594,384
                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                 (28,505)       (14,446)
  Proceeds from sale of equipment                                           -         32,500
                                                                 ------------   ------------
  Net cash provided by (used in) investing activities
    of continuing operations                                          (28,505)        18,054
                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and other related entities    (441,698)      (176,873)
  Cash paid to redeem preferred stock of subsidiary                    (5,000)             -
  Principal payments on notes payable and capital leases              (72,618)       (32,149)
                                                                 ------------   ------------
  Net cash used in financing activities of continuing operations     (519,316)      (209,022)
                                                                 ------------   ------------
NET CASH USED IN DISCONTINUED OPERATIONS                              (21,436)      (123,791)
                                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (288,524)       279,625
                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, beginning of period                        480,126        200,501
                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                         $    191,602   $    480,126
                                                                 ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                      $     59,809   $     58,361
                                                                 ============   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock of subsidiary issued in exchange for
    consulting services                                          $          -   $    175,095
                                                                 ============   ============
  Capital lease obligation transferred in connection
   with sale of equipment                                        $          -   $     72,081
                                                                 ============   ============
  Costs incurred by the Company's Chairman to reduce
    the Company's long-term debt                                 $          -   $  3,033,473
                                                                 ============   ============
  Land lease obligation exchanged for common stock of
    subsidiary                                                   $    451,740   $          -
                                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

        SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

    a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Sports Entertainment Enterprises, Inc. ("SPEN"), a Colorado corporation, include the accounts of SPEN and its subsidiaries, All-American SportPark, Inc., a public company, ("AASP"), and LVDG Rainbow, Inc. ("Rainbow"). SPEN and its subsidiaries are collectively referred to as "the Company". All significant inter-company accounts and transactions have been eliminated.

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

On February 26, 1997, the Company and AASP completed the sale of certain of their franchised store and golf distribution system assets and transferred certain related liabilities to an unrelated buyer who incorporated under the name Las Vegas Golf & Tennis, Inc. as described below in subpart "c" of this section. After this transaction, the Company continues to operate a single retail store (the "Rainbow Store") located in Las Vegas, Nevada.

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

The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the St. Andrews Golf Shop retail store, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

As of December 31, 2001, SPEN owns approximately 63% of the outstanding common stock of AASP and 100% of its Convertible Preferred Stock; collectively, SPEN owns approximately 67% of AASP. The Company's President and Chairman of the Board, is also Chairman of the Board of AASP.

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

As of December 31, 2000, management of AASP formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; AASP did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis through May 31, 2001.

As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, AASP has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements.

In connection with the foregoing plan of disposal, at December 31, 2000, AASP evaluated the net realizable value of the SportPark assets. In that regard, in the fourth quarter of 2000, management of AASP determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition. This writedown was determined by taking the carrying value of the SportPark's net fixed assets prior to the writedown of approximately $21.4 million and reducing it by AASP's best estimate of net proceeds from disposition. Estimated net proceeds from disposition included certain liabilities of the SportPark that were expected to be extinguished or assumed by an ultimate buyer as part of a disposition transaction.

On June 1, 2002, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

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

In addition, all common stock of SPEN owned by the Company's Chairman, AASP's President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing has been returned unencumbered.

As part of the transaction, AASP issued the Landlord a 35-percent ownership interest in All-American Golf Center, Inc. ("AAGC"), a subsidiary of AASP. AAGC owns and operates the Callaway Golf Center ("CGC"). In connection with the issuance of the 35-percent interest in AAGC to the Landlord, AASP, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by AASP.

In regard to the Restructuring and Settlement Agreement, AASP recorded $353,353 as Minority Interest in the accompanying consolidated balance sheet for 2001 representing the Landlord's 35% interest in AAGC as of June 1, 2001. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $451,740, has been recorded in the accompanying consolidated balance sheet as Additional Paid-in Capital, inclusive of deferred taxes of $87,209. Also, because of this transaction, the AAGC no longer qualifies to be included as part of AASP's consolidated reporting entity for income tax purposes. As a result, beginning June 1, 2001, the AAGC was subject to income taxes on a stand-alone basis.

AASP recorded a loss from disposal of the SportPark of $373,016 in 2001. As of December 31, 2000, AASP had estimated there would be no gain or loss on the disposition of the SportPark property. The difference has arisen mainly because net income of the SportPark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

Net assets of AASP's discontinued Sportpark business included in the accompanying consolidated balance sheet at December 31, 2000 consisted of the following:

                                                      2000
                                                   -----------
     Current assets                                $   171,182
     Property and equipment, net                    14,879,510
     Other assets                                      495,396
                                                   -----------
                                                    15,546,088
                                                   -----------
     Notes payable (See Note 6)                     13,080,776
     Capital lease obligations                         290,773
     Accounts payable and accrued liabilities        1,455,283
     Deferred income                                   307,152
                                                   -----------
                                                    15,133,984
                                                   -----------
          Net assets to be disposed of             $   412,104
                                                   ===========

Revenues related to discontinued operations totaled $346,033 and $3,447,949 for 2001 and 2000, respectively.

     d.     CONCENTRATIONS OF RISK

In addition to its single retail outlet, the Company, through AASP, operates one Callaway Golf Center in Las Vegas, Nevada. The level of sustained customer demand for these types of businesses is undetermined. AASP has implemented various strategies to market the Callaway Golf Center to both tourists and local residents. The Company continues marketing its Rainbow retail store to increase customers in the store and sales. Should customer traffic levels at the Golf Center or Rainbow retail store not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build customer traffic to profitable levels beyond a twelve-month period may require the Company and AASP to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company or AASP would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company or AASP.

     e.     GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 2001 and 2000, the Company had a net loss of $1,155,320 and $11,256,535, respectively, and has experienced cash flow constraints since September 1999 when payment ceased being made on the SportPark loan (see Notes 1.c. and 6). As of December 31, 2001, the Company had a working capital deficit of $417,157 and a shareholders' equity deficiency of $6,811,069.

As a result of the Restructuring and Settlement Agreement discussed in Note 1.c. above, AASP is no longer funding cash shortfalls at the SportPark, AASP and the Company have been released from all significant continuing and contingent liabilities related to the SportPark, and all back rent through April 30, 2001 for the CGC has been cancelled. AASP recommenced paying its monthly rent for the CGC beginning May 2001.

AASP Management believe that its continuing operations may not be sufficient to fund AASP's operating cash needs and debt service requirements over at least the next 12 months. As a result, AASP management is in discussions with its primary lender on the CGC in an attempt to defer the payment of three scheduled debt payments to later in the term of the agreement. If AASP management is not successful in attaining this deferral, AASP management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, AASP management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

The Rainbow retail store generates positive cash flow and supports the non-AASP corporate overhead of the Company. Company management expects that the Rainbow retail store operations will be sufficient to fund the Rainbow Store's operating cash needs and non-AASP corporate overhead for at least the next twelve months.

Among its alternative courses of action, management of the Company intends to seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

The Callaway Golf Center has generated positive cash flow since it was reacquired at the end of 1998. However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC. AASP management continues to seek out financing to help fund working capital needs of AASP. In this regard, AASP management believes that additional borrowings against the CGC could be arranged although there can be no assurance that AASP would be successful in securing such financing or with terms acceptable to AASP.

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

     b.   MARKETABLE SECURITIES

In 2000, the Company received a stock dividend of 3,658 shares of Sun Life of Canada upon the demutualization of Sun Life Insurance Company. This stock dividend was received because the Company owned a life insurance policy in the name of the Company's Chairman. The Company classifies its investments in marketable securities as "available for sale" and carries them in the financial statements at fair value. Realized gains and losses are included in income, and unrealized holding gains and losses are reported in other comprehensive income.

     c.  INVENTORIES

Inventories, which consist primarily of sporting goods merchandise, are stated at the lower of cost (average cost method) or market.

     d.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost.
Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

           Furniture and equipment      3-10 years
           Leasehold improvements       15 years

     e.   ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $254,420 and $223,299 in 2001 and 2000, respectively.

     f.   RECLASSIFICATIONS

In addition to accounts of the discontinued segment, certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

     g.   RECOVERABILITY OF LONG-LIVED ASSETS

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

     h.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 8,135,097 for both 2001 and 2000.

3.  SEGMENT INFORMATION

The Company's two operating segments are determined based on the nature of their activities. The retail operations segment consists of a Company-owned store located in Las Vegas, Nevada that sells sporting goods merchandise. The Company's Callaway Golf Center segment consists of the operations of a golf course and driving range.

The accounting policies of the reported segments are the same as those
described in Note 2   Summary of Significant Accounting Policies.

The financial information pertaining to the Company's retail operations and the Callaway Golf Center operations for each of the two years in the period ended December 31, 2001, is as follows:

                                             2001

                              Retail       Callaway
                           Operations    Golf Center[TM]   Adjustments        Total
Revenues from External     $ 3,140,654   $  2,421,840      $     3,941    $  5,566,435
  Customers
Interest income                      -              -           10,451          10,451
Interest Expense                77,259         57,588          473,226         608,073
Depreciation and Amortization   12,262         69,240           20,821         102,323
Segment Assets                 100,085        788,320           93,465         981,870
Capital Expenditures             1,661         26,844             -             28,505

                                             2000

                              Retail        Callaway
                           Operations     Golf Center[TM]  Adjustments     Total

Revenues from External     $ 2,932,037    $ 2,433,885      $   49,907    $  5,415,829
 Customers
Interest income                      -              -          12,330          12,330
Interest Expense               119,078         61,415         165,679         346,172
Depreciation and Amortization   18,492         77,964          23,830         120,286
Segment Assets                 110,686        830,716         114,286       1,055,688
Capital Expenditures             8,286          6,160            -             14,446

4.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) the Company's Chairman, (b) the Paradise Store, (c) AASP, and (d) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by AASP's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared between these entities are inventory purchases, advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to the respective companies based on relative benefits received.

The Affiliated Stores purchased merchandise at the same cost as the Company. Sales of merchandise made by the Paradise Store to the Company totaled $447,807 and $414,417 for the years ended December 31, 2001 and 2000, respectively. The Paradise store purchased $61,961 and $104,777, respectively, in sporting goods merchandise from the Company. The Paradise Store and the Company owned store share advertising costs equally. The Company-owned store's share of these advertising costs were $177,399 and $145,909 in 2001 and 2000, respectively.

AASP has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000.
Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

AASP has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as AASP has adequate capital resources to service this obligation.

The Company's Rainbow Store has loans payable to the Lender ("Rainbow Loans") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow loans are $966,237 and $1,265,306, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $357,800 and $280,541, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. The Rainbow Store made approximately $380,000 in principal payments on the Rainbow Loans in 2001.
The Rainbow Loans are not evidenced by a signed promissory note and have no scheduled maturity. Accrued interest payable of $357,800 at December 31, 2001 has been deferred. The Lender has agreed to continue deferring interest payments until the principal balance is paid in full.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                              2001           2000
                                          -------------    -----------
    Building                              $    252,866    $   252,866
    Land Improvement                           350,937        325,937
    Signs                                       67,590         67,590
    Furniture and equipment                    352,837        349,332
    Leasehold improvements                     387,495        387,495
    Equipment under capital leases              62,648         62,648
    Other                                       13,789         13,789
                                          ------------    -----------
                                             1,488,162      1,459,657

    Less accumulated depreciation
     and amortization                     (    506,292)   (   403,969)
                                          ------------    -----------
                                          $    981,870    $ 1,055,688
                                          ============    ===========

6. LONG-TERM DEBT

On September 15, 1998, AASP consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was for 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate. The initial rate through 2003 was 9.38%. The loan was secured by substantially all the assets of AASP that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by AASP at the time this financing was completed and therefore was not security for this loan. To facilitate this financing transaction, the Landlord of the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the AASP's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the landlord was issued 75,000 stock options in AASP exercisable at $4.00 per share through the year 2008.

Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

AASP had been in default on this loan since September 1999 because it did not make the September 1999 loan payment and had not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. AASP management met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, AASP reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer existed on any of these three obligations. These three obligations were cancelled in connection with the Restructuring and Settlement Agreement described in Note 1.c. above.

On December 31, 1998, the Company acquired substantially all the assets of the Callaway Golf Center subject to certain liabilities for $1 million in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This note has been discounted to reflect the notes' present value. As of December 31, 2001 and 2000, the note is recorded at $493,427 and $543,319, respectively, in the accompanying consolidated balance sheets.

Aggregate maturities of long-term debt of continuing operations for the five years subsequent to December 31, 2001, are as follows:

                  Year ending:
                     2002         $    54,827
                     2003              60,250
                     2004              66,210
                     2005              72,760
                     2006              79,957
                  Thereafter          159,423
                                  -----------
                                  $   493,427
                                  ===========

7.  LEASES

The land underlying the Callaway Golf Center is leased to AAGC at a base minimum rent of $33,173 per month. The lease commenced October 1, 1997 with a term of 15 years with two five-year renewal options. The lease provides for a ten percent increase in the minimum rent at the end of the fifth year of the term and every five years thereafter. Also the lease has provisions for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

The Company also leases retail space for the Company-owned store under a non-cancelable operating lease agreement that expires on June 30, 2005 and provides for a base monthly rental payment of $9,220. Under this lease, the base monthly rental may increase based on the consumer price index and taxes. Rent expense under this lease totaled $132,804 and $121,618 in 2001 and 2000, respectively.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $572,634 and $630,450 for 2001 and 2000, respectively.

At December 31, 2001, minimum future lease payments of continuing operations are as follows:

                                Capital      Operating
               Year             Leases       Leases         Total

               2002             $ 21,267     $   559,993   $   581,260
               2003                   -          583,392       583,392
               2004                   -          577,036       577,036
               2005                   -          519,123       519,123
               2006                   -          444,361       444,361
               Thereafter             -        2,736,750     2,736,750
                                --------     -----------   -----------
         Total                  $ 21,267     $ 5,420,654   $ 5,441,921
                                             ===========   ===========
Less amount representing
  interest                      (  4,909)
                                --------
Present value of net minimum
capital leases payments           16,358
Current portion                 ( 16,358)
                                --------
Obligations under capital leases
net of current portion          $   -
                                ========

8.     INCOME TAXES

The components of the deferred tax asset (liability) consisted of the following at December 31:

Deferred Tax Liabilities:                        2001        2000
                                             -----------  -----------
    Temporary differences related to
     Property and Equipment                  $(   83,673) $(3,076,467)
     Minority interest                        (   87,209)          -

Deferred Tax Assets:

     Net operating loss carryforward           6,216,485    6,795,320
     Related party interest                      444,011      236,580
     Deferred Income                              60,836      165,264
     Other                                        71,901       54,918
     Writedown of assets                            -       2,213,462
                                             -----------  -----------
Net Deferred Tax Asset Before valuation
Allowance                                      6,622,351    6,389,077
Valuation allowance                           (6,622,351)  (6,389,077)
                                             -----------  -----------
Net Deferred Tax asset (liability)           $      -     $      -
                                             ===========  ===========

As of December 31, 2001, the Company has available for income tax purposes approximately $18.3 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2011. A one hundred percent valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

9.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

On October 19, 1998, SPEN issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 options for common stock of the Company at an exercise price of $1.8392 per share through October 19, 2008.

     b.  STOCK OPTION PLAN

In 1991, the Company's Board of Directors adopted an Incentive Stock Option Plan (the "Plan"). The Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company, and consultants to the Company. The Board of Directors has the power to determine vesting provisions and expiration at the time the option is granted and whether the option will be an Incentive Stock Option or otherwise. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. The total number of shares of Common Stock subject to options under the Plan may not exceed 500,000, subject to adjustment in the event of certain recapitalizations and reorganizations. Options representing 421,000 shares were granted in 1999 at an exercise price of $1.085 and vested immediately; these options expire in August 2004. An option for 50,000 shares was granted in 2000 at an exercise price of $1.085; this option is fully vested and expires April 2005. Total options outstanding under the Plan were 471,000 at December 31, 2001 and 2000.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001: risk-free interest rates of 4.20%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.81; and a weighted-average expected life of the options of 4.48 years. The assumptions for 2000 were the same except for the volatility factor of 3.43 and the weighted average expected life of the options of 5.48 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     Year ended December 31,
                                     2001              2000
                                 -------------      ------------
Net loss
    As reported                  $(  1,055,320)     $(11,256,535)
    Pro forma                     (  1,055,320)      (11,256,535)
Basic and diluted net
  loss per share
    As reported                   (        .13)      (      1.39)
    Pro forma                    $(        .13)     $(      1.39)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2001 and 2000, is presented below:

                                         2001                   2000
                              ----------------------  ----------------------
                                           Weighted               Weighted
                                           Average                Average
                                           Exercise               Exercise
                                Shares     Price       Shares     Price
                              ----------------------  ----------------------
Outstanding at beginning
 of year                       818,975     $1.41        768,975     $1.43
  Granted                         -          -           50,000      1.09
  Exercised                       -          -             -          -
  Forfeited                       -          -             -          -
  Expired                         -          -             -          -
                              ----------------------  ----------------------
Outstanding at end of year     818,975     $1.41        818,975     $1.41
                              ======================  ======================

Exercisable at end of year     818,975     $1.41        793,975     $1.42
                              ======================  ======================

Weighted average fair value
 of options granted                   $0.03                    $0.15
                              ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2001:
                           Options Outstanding         Options Exercisable
                   ----------------------------------- --------------------
                                Weighted
                                Average      Weighted               Weighted
                                Remaining    Average                Average
                   Number       Contractual  Exercise  Number       Exercise
                   Outstanding  Life (Years) Price     Exercisable  Price
                   ------------------------- -------------------------------
Range of exercise
 prices
 $1.085-$1.84        818,975         4.48     $1.41     818,975      $1.41
                   ========================= ==============================

     c. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock. On October 21, 1992, the Board of Directors authorized the creation of Series A convertible preferred stock with no par value.

      d.  AASP PREFERRED STOCK SERIES A

In 1996 the AASP Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock. In 1996, AASP entered into an agreement to sell 500,000 shares of the Series A Convertible Preferred Stock at $10.00 per share for a total of $5,000,000. The preferred stock issued by AASP is included as a component of minority interest in the accompanying consolidated balance sheet at December 31, 2000. In March 2001, AASP acquired, for $5,000, all 500,000 shares of Series A convertible preferred stock from the holder and retired the shares. This transaction resulted in the reclassification from minority interest as recorded in the accompanying December 31, 2000 consolidated balance sheet, to Additional paid-in Capital in the December 31, 2001 consolidated balance sheet, net of the $5,000 paid for the stock.

     e.  AASP SERIES B CONVERTIBLE PREFERRED STOCK

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

10.  EMPLOYEES' 401(k) PROFIT SHARING PLAN

Until December 6, 2000, the Company offered all its eligible employees participation in the Employees' 401(k) LVDG Profit Sharing Plan ("the Plan"). The Plan provided for purchases of certain investment vehicles by eligible employees through payroll deductions of up to 15% of base compensation. For 2000, the Company matched 50% of employees' contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan charged to continuing operations of $2,114 for 2000. Effective December 6, 2000, the Company terminated this plan due to lack of employee participation.

11.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

The Company has a Supplemental Retirement Plan for certain key employees of which the President of the Company and the President of AASP is included. The Company accrued contributions to the plan charged to continuing operations of $33,247 in both 2001 and 2000.

12.  COMMITMENTS AND CONTINGENCIES

AASP has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

AASP has an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement that encompassed both the SportPark and Callaway Golf Center. With the disposition of the SportPark in May 2001, the agreement remains applicable to the Callaway Golf Center. Under the agreement, Pepsi receives certain exclusive rights to product display and dispensing of only its products at the Callaway Golf Center in exchange for a series of payments. Pepsi provides the equipment needed to dispense its products. Also, the agreement provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising as well as Pepsi has the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

AASP has a lease and concession agreement with Sportservice Corporation ("Sportservice") that provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments during the term of the agreement ending in 2006. With the disposition of the SportPark in May 2001, the Sportservice agreement remains applicable to the Callaway Golf Center. Sportservice pays rent based on a percentage of gross sales.

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

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: March 30, 2002               By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                            TITLE                      DATE
-----------------------       --------------------------       -------------

/s/ Vaso Boreta               President, Chairman of the       March 30, 2002
Vaso Boreta                   Board, Secretary, Treasurer
                              and Director


/s/ Ronald S. Boreta          Director                         March 30, 2002
Ronald S. Boreta


/s/ Kirk Hartle               Chief Financial Officer          March 30, 2002
Kirk Hartle


/s/ Robert S. Rosburg         Director                         March 30, 2002
Robert S. Rosburg


/s/ William Kilmer            Director                         March 30, 2002
William Kilmer