Form 10QSB
period 2002-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2002-05-15
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2002




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

                            Yes X             No___

As of May 10, 2002, 8,479,597 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2002 and December 31, 2001 .....................  3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2002 and 2001 ...............  5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001 ...............  6

         Notes to Consolidated Financial Statements ...............  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ........................................ 11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ........................................ 14

Item 2.  Changes in Securities .................................... 14

Item 3.  Defaults Upon Senior Securities .......................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ...... 14

Item 5.  Other Information ........................................ 14

Item 6.  Exhibits and Reports on Form 8-K ......................... 14

SIGNATURES ........................................................ 15






















                                       2


             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                 MARCH 31,      DECEMBER 31,
                                                   2002            2001
                                                -----------     -----------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                     $   104,979     $   192,326
  Marketable securities                                -             79,010
  Accounts receivable                               130,400         126,771
  Inventory                                         653,570         554,265
  Prepaid expenses and other                         58,538          82,263
                                                -----------     -----------
     Total current assets                           947,487       1,034,635

Leasehold improvements and equipment, net           957,061         981,870
Due from affiliated stores                          165,626         182,766
Note receivable - related party                      20,000          20,000
Other assets                                         21,529          21,729
                                                -----------     -----------
     Total assets                               $ 2,111,703     $ 2,241,000
                                                ===========     ===========































The accompanying notes are an integral part of these consolidated financial statements.

                                       3


             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                 MARCH 31,      DECEMBER 31,
                                                   2002            2001
                                                -----------     -----------
                                                (UNAUDITED)

Current liabilities:
  Current portion of long-term debt             $    68,262     $    54,827
  Current portion of obligations under
    capital leases                                   10,678          16,358
  Accounts payable and accrued expenses           1,339,395       1,380,607
                                                -----------     -----------
     Total current liabilities                    1,418,335       1,451,792

Note payable to shareholder                       5,159,948       5,129,879
Due to affiliated stores                          1,447,004       1,391,936
Long-term debt, net of current portion              436,940         438,600
Deferred income                                     153,929         178,929
                                                -----------     -----------
     Total liabilities                            8,616,156       8,591,136
                                                -----------     -----------

Minority interest                                   368,781         373,724
                                                -----------     -----------

Shareholders' equity deficiency:
  Series A Convertible Preferred stock, no
   par value, 5,000,000 shares authorized;
   no shares issued and outstanding                    -               -
  Common stock, no par value, 15,000,000
   shares authorized, 8,135,097 shares
   issued and outstanding                         6,107,700       6,107,700
  Stock options issued                              268,300         268,300
  Accumulated other comprehensive income               -             47,234
  Additional paid-in capital                      5,093,387       5,093,387
  Accumulated deficit                           (18,342,621)    (18,240,481)
                                                -----------     -----------
     Total shareholders' equity deficiency       (6,873,234)     (6,723,860)
                                                -----------     -----------

Total liabilities and shareholders'
  equity deficiency                             $ 2,111,703     $ 2,241,000
                                                ===========     ===========







The accompanying notes are an integral part of these consolidated financial statements.

                                       4


              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002            2001
                                               -----------     -----------
Revenues:
  Retail operations                            $   636,507     $   643,650
  Callaway Golf Center[TM]                         587,942         620,464
  Other                                                880            -
                                               -----------     -----------
     Total revenues                              1,225,329       1,264,114
                                               -----------     -----------

Cost of Revenues:
  Retail operations                                422,409         478,761
  Callaway Golf Center[TM]                          70,653          78,694
                                               -----------     -----------
     Total cost of revenues                        493,062         557,455
                                               -----------     -----------
     Gross profit                                  732,267         706,659
                                               -----------     -----------
Operating expenses:
  Selling, general and administrative              712,551         744,275
  Depreciation and amortization                     24,811          26,670
                                               -----------     -----------
     Total operating expenses                      737,362         770,945
                                               -----------     -----------
Operating loss                                      (5,095)        (64,286)

Other income (expense):
  Gain on sale of securities                        44,530            -
  Interest expense, net                           (146,518)       (154,392)
                                               -----------     -----------
                                                  (101,988)       (154,392)
                                               -----------     -----------

Loss from continuing operations before
  minority interest                               (107,083)       (218,678)
Minority interest in loss of subsidiary              4,943            -
                                               -----------     -----------
Loss from continuing operations                   (102,140)       (218,678)

DISCONTINUED OPERATIONS:
  Gain from disposal of discontinued segment          -             56,239
                                               -----------     -----------
Net loss                                          (102,140)       (162,439)
Other comprehensive income:
  Unrealized holding losses on securities             -            (26,465)
                                               -----------     -----------
Comprehensive loss                             $  (102,140)    $  (188,904)
                                               ===========     ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations            $     (0.01)    $     (0.03)
    Income from discontinued operations               -               0.01
                                               -----------     -----------
     Net loss per share                        $     (0.01)    $     (0.02)
                                               ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                    5

              SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002            2001
                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (102,140)    $  (162,439)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities of continuing operations:
     Income from discontinued operations              -            (56,239)
     Minority interest                              (4,943)           -
     Depreciation and amortization                  24,809          26,670
     Gain on sale of securities                    (44,530)           -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                (3,629)        (15,535)
     Increase in inventories                       (99,305)        (74,267)
     Decrease in prepaid expenses and other         23,925          17,818
     Increase (decrease) in accounts payable
      and accrued expenses                         (29,437)        221,211
     Increase in interest payable to shareholder
      and affiliated store                         122,588         137,730
     Increase (decrease) in deferred income        (25,000)         75,010
                                               -----------     -----------

     Net cash provided by (used in) operating
      activities of continuing operations         (137,662)        169,959
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                 -               (957)
  Proceeds from sale of securities                  76,306            -
                                               -----------     -----------
     Net cash provided by (used in) investing
      activities of continuing operations           76,306            (957)
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities                55,995        (195,214)
  Principal payments on notes payable to
   shareholder                                     (76,306)           -
  Cash paid to redeem preferred stock                 -             (5,000)
  Principal payments on notes payable and
   capital leases                                   (5,680)         (5,682)
                                               -----------     -----------
     Net cash used in financing activities
      of continuing operations                     (25,991)       (205,896)
                                               -----------     -----------
NET CASH USED IN DISCONTINUED OPERATIONS              -            (91,997)
                                               -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (87,347)       (128,891)
CASH AND CASH EQUIVALENTS, beginning of period     192,326         480,126
                                               -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $   104,979     $   351,235
                                               ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                    $    13,626     $    16,822
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEN") a Colorado corporation, and its subsidiaries, All-American SportPark, Inc. ("AASP"), and LVDGT Rainbow, Inc. ("Rainbow")(collectively, the "Company"). AASP is a Nevada corporation that has a subsidiary named All-American Golf Center, Inc. ("AAGC"). For year 2001 amounts, the financial statements also include the accounts of AASP's discontinued SportPark subsidiary, Sportpark Las Vegas, Inc. ("SPLV") that was dissolved as of February 14, 2002. AASP's continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

     As of March 31, 2002, SPEN owns approximately 63.5% of the outstanding common stock and 100% of the outstanding convertible preferred stock that, combined, represents approximately 66% ownership of All-American SportPark, Inc. ("AASP"), a publicly traded company. All significant inter-company accounts and transactions have been eliminated.

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2002, and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 from which the audited balance sheet as of that date is derived.

     The Company's operations for the periods presented in the accompanying consolidated financial statements consist of one Company-owned retail store in Las Vegas, Nevada and, through AASP, the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the Saint Andrews Golf Shop retail store, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.   RESTRUCTURING AND SETTLEMENT AGREEMENT

     In connection with the disposal of the SportPark, on June 1, 2001, AASP completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the SportPark's leasehold improvements and personal property located on the premises to the Landlord.

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

3.   EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY (DEFICIENCY)

     Basic and diluted earnings per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 8,135,097 for the three-month periods ended March 31, 2002 and 2001, respectively.

4.   RELATED PARTY TRANSACTIONS

     The Company has transactions and relationships with (a) AASP and subsidiaries ("Related Entities"), (b) SPEN's Chairman and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     The Affiliated Stores purchased merchandise at the same cost as the Company. Sales of merchandise made by the Paradise Store to the Company
totaled $93,993   and $129,950 for the quarters ended March 31, 2002 and 2001, respectively. The Paradise Store purchased $21,986 and $61,961, respectively, in merchandise from the Company. The Paradise Store and the Company owned store share advertising costs equally. The Company-owned store's share of these advertising costs was $31,769 and $50,305 in 2002 and 2001, respectfully.

     AASP has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,159,948 and $5,129,879, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $943,079 and $836,704, respectively.

     AASP has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $359,914 and $353,289, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $94,947 and $88,322, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") were all past due as of December 31, 2001. In April 2002, AASP and the Chairman ("Lender") signed an agreement that provides for the extension of the maturity dates of the Notes to various dates through the year 2008; the assets of AASP secure the Notes. In February 2002, AASP repaid $76,306 in principal on the Notes. See Note 7 regarding SPEN's spin-off of AASP in May 2002.

     The Company owned Rainbow retail store has loans payable to the Lender ("Rainbow Loans") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow Loans are $1,010,493 and $966,237, respectively, at March 31, 2002 and December 31, 2001. Included in these balances is accrued interest payable of $374,013 and $357,800, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. The Rainbow Store did not make any payments on these loans in the first quarter of 2002. See Note 7 regarding SPEN's proposed sale of the Rainbow Store.

     Interest payments on the Notes and the Rainbow Loans have been deferred since inception. The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company and AASP have adequate capital resources to service these obligations.

5.   LEASES

     The land underlying the Callaway Golf Center is leased to AAGC at a base minimum rent of $33,173 per month. The lease commenced October 1, 1997 with a term of 15 years with two five-year renewal options. The lease provides for a ten percent increase in the minimum rent at the end of the fifth year of the term and every five years thereafter. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

6.  GOING CONCERN MATTERS

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2002, the Company had a net loss of $102,140. For the year ended December 31, 2001, the Company had a net loss from continuing operations of $782,304. As of March 31, 2002, the Company had a working capital deficit of $470,848 and a shareholders' equity deficiency of $6,873,234.

     As discussed in Note 7, in May 2002, the Company completed a spin-off of AASP. Also, the Company plans to sell its remaining operating business, the Rainbow retail store, to the Company's President in exchange for a reduction in debt owed to the President through the Rainbow Store. The effects of these two transactions is expected to result in the Company having minimal assets, liabilities, and operating activity.

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

7.   SUBSEQUENT EVENTS

     In April 2002, SPEN converted its 250,000 shares of Preferred Stock ownership in AASP to Common Stock. This was done to facilitate the spin-off of AASP from SPEN that was completed on May 8, 2002. The Board of Directors of SPEN approved both the conversion of the Preferred Stock to Common Stock and the spin-off of AASP. As a result of this spin-off, AASP is no longer owned by SPEN. Also, the Company will be requesting shareholder approval sometime in June or July 2002 for the sale of the Company's remaining operating business, the Rainbow retail store, to the Company's President in exchange for a reduction of debt owed to the President through the Rainbow store. The completion of these two transactions is expected to result in the disposition of substantially all of the Company's assets, liabilities, and operating activity. The provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, will be applied to the sale of the Rainbow Store.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

     As of March 31, 2002, the Company's operations consist of a single golf and tennis retail store and, through AASP, the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997; AASP sold its 80% interest in the Callaway Golf Center on May 5, 1998, and then reacquired 100% of the Callaway Golf Center on December 31, 1998. In May 2001, AASP issued a 35% interest in the Callaway Golf Center to the property's landlord in exchange for forgiveness of back rent due the landlord. In May 2002, the Company completed the spin-off of AASP that results in the Company no longer having any ownership in AASP.

RESULTS OF CONTINUING OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     REVENUES. Revenues decreased 3.1% to $1,225,329 in 2002 compared to $1,264,114 in 2001. Revenue from retail operations decreased 1.1% to $636,507 in 2002 compared to $643,650 in 2001. Although customer traffic for the retail store increased 12.9% in 2002 compared to 2001, the average customer purchase was down 14.6%. Revenues of the Callaway Golf Center ("CGC") decreased 5.2% to $587,942 in 2002 compared to $620,464 in 2001. This decrease is due mainly to an approximate 4% decrease in golf course rounds played in 2002 compared to 2001. The decrease in rounds played is attributed to less favorable weather conditions in January and March 2002 compared to the same months in 2001.

     COST OF REVENUES. Cost of revenues decreased 11.6% to $493,062 in 2002 compared to $557,455 in 2001. Cost of revenues as a percentage of Revenues was 40.2% in 2002 compared to 44.1% in 2001. This decrease is due mainly to lower direct payroll costs in 2002 because of the revenue decrease described above.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 4.3% to $712,551 in 2002 compared to $744,275 in 2001 due to the following: (1) Corporate overhead decreased 6.1% or about $8,000 due mainly to decreases in various office and administrative cost categories, (2) SG&A for the Rainbow retail store increased 3.9% or about $7,400 due to increased rent pursuant to the lease terms and various miscellaneous administrative expenses and, (3) SG&A for the Callaway Golf Center decreased 7.4% or about $31,000 due to lower property taxes and utility costs.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $102,140 in 2002 compared to $218,678 in 2001. The lower loss in 2002 is the result of lower SG&A and direct Costs of Revenue. Also contributing to the lower loss in 2002 was a $44,530 one-time gain on sale of securities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had a working capital deficit of $470,848. This deficit has been created primarily because of the historical financial problems of the discontinued SportPark business segment.

     The Company's current and expected sources of working capital are its cash balances that were $104,979 at March 31, 2002 and its operating cash flow of the Rainbow retail store until it is disposed of by sale to the Company's President in exchange for outstanding debt that is expected to be approved by the shareholders of the Company in June or July of 2002.

     The Company owned Rainbow retail store has loans payable ("Rainbow Loans") to the Company's President ("Lender") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow Loans are $1,010,493 and $966,237, respectively, at March 31, 2002 and December 31, 2001. Included in these balances is accrued interest payable of $374,013 and $357,800, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. The Rainbow Store did not make any payments on these loans in the first quarter of 2002. The Company does not currently have the financial resources available to make these payments. Deferring payments on the Rainbow Loans needs have helped working capital. Deferrals of payments on the Rainbow Loans are expected to continue until the Rainbow Store is sold as described above.

     There are no planned material capital expenditures in 2002.

     OPERATING ACTIVITIES. Net cash used in operating activities was $137,662 in 2002 compared to net cash provided by operating activities of $169,959 in 2001. The primary reasons for the change are (1) a larger net loss in 2001 of about $116,000 offset by (2) a one-time gain on sale of securities in 2002 of $44,530, (3) a decrease in accounts payable and accrued expenses of approximately $29,000 in 2002 compared to an increase in payables in 2001 of about $221,000 that accounts for $250,000 of the difference, and (3) an increase in deferred income in 2001 of $75,000 compared to a $25,000 decrease in 2002.

     INVESTING ACTIVITIES. Net cash provided by investing activities was $76,306 in 2002 compared to net cash used in investing activities of $957 in 2001. The activity in 2002 results from the disposition of equity securities held by the Company.

     FINANCING ACTIVITIES. Net cash used in financing activities was $25,991 in 2002 compared to $205,896 in 2001. The primary reasons for the difference are: (1) an increase in due to affiliated stores and other related entities in 2002 of $55,995 compared to a corresponding decrease in such accounts of $195,214 in 2001, and (2) payment of $76,306 in 2002 to reduce notes payable to shareholder.

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

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  May 10, 2002             By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer


Date:  May 10, 2002             By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer