Form 10QSB
period 2002-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2002-08-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002




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

                            Yes X             No___

As of August 14, 2002, 4,240,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X





             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001                        3

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Three Months Ended June 30, 2002 and 2001                  5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Six Months Ended June 30, 2002 and 2001                    6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001                    7

         Notes to Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         14

Item 2.  Changes in Securities                                     14

Item 3.  Defaults Upon Senior Securities                           14

Item 4.  Submission of Matters to a Vote of Security Holders       14

Item 5.  Other Information                                         14

Item 6.  Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                         15

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                                                   JUNE 30,     DECEMBER 31,
                                                     2002           2001
                                                 -----------    -----------
                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                      $    67,168    $   165,004
  Marketable securities                                 -            79,010
  Accounts receivable                                 23,169         36,504
  Inventory                                          592,341        550,358
  Prepaid expenses and other                           1,514          2,507
                                                 -----------    -----------

     Total current assets                            684,192        833,383

Leasehold improvements and equipment, net             95,151        100,085
Due from affiliated stores                               698         12,192
Due from other related entities                      528,239        463,890
Other assets                                           8,870          9,068
                                                 -----------    -----------

     Total assets                                $ 1,317,150    $ 1,418,618
                                                 ===========    ===========





























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)
LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
                                                   JUNE 30,     DECEMBER 31,
                                                     2002           2001
                                                 -----------    -----------
                                                 (UNAUDITED)

Current liabilities:
  Accounts payable and accrued expenses              560,912        573,820
                                                 -----------    -----------

Due to affiliated stores                           1,013,405        966,237
Due to other related entities                           -            30,026
                                                 -----------    -----------

     Total liabilities                             1,574,317      1,570,083

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock, no par
   value, 5,000,000 shares authorized; no
   shares issued                                        -              -
  Common Stock, no par value, 15,000,000 shares
   authorized, 4,240,061 and 4,067,549 shares
   issued and outstanding at June 30, 2002 and
   December 31, 2001, respectively                 6,114,590      6,107,700
  Additional paid-in capital                         268,300        268,300
  Accumulated other comprehensive income                -            47,234
  Accumulated deficit                             (6,640,057)    (6,574,699)
                                                 -----------    -----------

     Total shareholders' equity deficiency          (257,167)      (151,465)
                                                 -----------    -----------

     Total liabilities and shareholders'
      equity deficiency                          $ 1,317,150    $ 1,418,618
                                                 ===========    ===========



















The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)


                                                     2002          2001
                                                 -----------    -----------

Revenues                                         $   832,782    $   872,175
Cost of revenues                                     609,086        623,580
                                                 -----------    -----------
     Gross profit                                    223,696        248,595

Operating expenses:
  Selling, general and administrative                253,961        220,189
  Depreciation and amortization                        2,333          2,691
                                                 -----------    -----------
     Total operating expenses                        256,294        222,880
                                                 -----------    -----------

Operating income (loss)                              (32,598)        25,715

     Interest expense, net                           (17,728)       (21,615)
                                                 -----------    -----------

Income (loss) from continuing operations             (50,326)         4,100

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment            -          (316,263)
  Income (loss) from operations of discontinued
   component                                          33,094       (107,799)
                                                 -----------    -----------
Income (loss) from discontinued operations            33,094       (424,062)
                                                 -----------    -----------

     Net loss                                        (17,232)      (419,962)

Other comprehensive income:
  Unrealized holding gains on securities                 -           15,949
                                                 -----------    -----------
     Comprehensive loss                          $   (17,232)   $  (404,013)
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE:
  Basic and diluted:
    Income (loss) from continuing operations     $     (0.01)   $      0.00
    Income (loss) from discontinued operations          0.01          (0.10)
                                                 -----------    -----------
     Net income (loss) per share                 $      0.00    $     (0.10)
                                                 ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)


                                                     2002          2001
                                                 -----------    -----------

Revenues                                         $ 1,469,289    $ 1,515,825
Cost of revenues                                   1,031,495      1,102,341
                                                 -----------    -----------
     Gross profit                                    437,794        413,484

Operating expenses:
  Selling, general and administrative                505,947        461,483
  Depreciation and amortization                        4,934          6,786
                                                 -----------    -----------
     Total Operating Expenses                        510,881        468,269
                                                 -----------    -----------

Operating loss                                       (73,087)       (54,785)

Other income (expense):
  Gain on sale of securities                          43,469           -
  Interest expense, net                              (35,740)       (46,613)
                                                 -----------    -----------
                                                       7,729        (46,613)
                                                 -----------    -----------
Loss from continuing operations                      (65,358)      (101,398)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment            -          (260,024)
  Loss from operations of discontinued component     (54,014)      (220,979)
                                                 -----------    -----------
Loss from discontinued operations                    (54,014)      (481,003)
                                                 -----------    -----------
     Net loss                                       (119,372)      (582,401)

Other comprehensive loss:
  Unrealized holding losses on securities                -          (10,516)
                                                 -----------    -----------
     Comprehensive loss                          $  (119,372)   $  (592,917)
                                                 ===========    ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations              $     (0.02)   $     (0.02)
    Loss from discontinued operations                  (0.01)         (0.12)
                                                 -----------    -----------
     Net loss per share                          $     (0.03)   $     (0.14)
                                                 ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                     2002          2001
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (119,372)   $  (582,401)
    Adjustment to reconcile net loss to
     net cash used in operating activities
     of continuing operations:
      Loss from discontinued operations               54,014        481,003
      Depreciation and amortization                    4,934          6,786
      Gain on sale of securities                     (43,469)          -
      Common stock issued for services                 6,890           -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable        13,335        (14,657)
    Increase in inventories                          (41,983)       (11,238)
    (Increase) decrease in prepaid expenses
      and other                                        1,191           (571)
    Increase (decrease) in accounts payable
      and accrued expenses                           (12,908)        42,064
                                                 -----------    -----------
     Net cash used in operating activities
       of continuing operations                     (137,368)       (79,014)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                   -            (1,661)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities                  17,740       (272,409)
                                                 -----------    -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS          21,792        148,339
                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (97,836)      (204,745)

CASH AND CASH EQUIVALENTS, beginning of period       165,004        329,570
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period         $    67,168    $   124,825
                                                 ===========    ===========










The accompanying notes are an integral part of these consolidated financial statements.

SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA") a Colorado corporation, and its subsidiary, LVDGT Rainbow, Inc. ("Rainbow")(collectively, the "Company"). As of May 8, 2002, SPEA completed the spinoff of All-American SportPark, Inc. ("AASP"), a publicly traded company, to SPEA shareholders of record as of May 3, 2002. Operations of AASP through May 8, 2002 have been classified as "Income (loss) from operations of discontinued component" pursuant to Statement of Financial Accounting Standards No. 144, Accounting
for the Impairment or Disposal of Long-lived Assets.   As a result of this
spinoff, SPEA no longer owns any interest in AASP. All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2002 and for all periods presented.

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, from which the December 31, 2001 audited balance sheet was derived.

The Company's continuing operations consist of one Company-owned retail store in Las Vegas, Nevada.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY (NOTE 5)

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,119,890 and 4,067,549 for the six month periods ended June 30, 2002 and 2001, respectively, and 4,171,656 and 4,067,549 for the three month periods ended June 30, 2002 and 2001, respectively.

Prior to April 5, 2002, SPEA owned 2,000,000 shares of AASP common stock and 250,000 shares of AASP Series B convertible preferred stock; in total, this represented approximately 66% ownership of AASP. On April 5, 2002, SPEA converted its preferred stock holdings in AASP into common stock on a 1 for 1 basis.

In May 2002, after Board of Directors approval, SPEA issued 129,250 shares of its common stock to SPEA's Chief Financial Officer and an additional 43,000 shares of its common stock to a consultant in exchange for past services rendered to the Company. This transaction was valued using the closing market price on or about the date the shares were issued.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) AASP and subsidiaries ("Related Entities"), (b) SPEA's President and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the AASP's President and his brother. The Paradise Store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Affiliated Stores purchased merchandise at the same cost as the Company. Sales of merchandise made by the Paradise Store to the Company totaled $88,312 and $84,635 for the quarters ended June 30, 2002 and 2001, respectively. For the same periods, the Paradise Store purchased $7,100 and $25,115, respectively, in merchandise from the Company. The Paradise Store and the Company owned store share advertising costs equally. The Company-owned store's share of these advertising costs was $30,568 and $34,592 in the second quarters of 2002 and 2001, respectfully.

The Company-owned Rainbow retail store has loans payable to the Company's President ("Rainbow Loans") that bear interest at ten percent per annum on the unpaid principal balance and are secured by inventory, furniture, fixtures and equipment of the Rainbow Store. The balances due on the Rainbow Loans are $1,013,405 and $966,237, respectively, at June 30, 2002 and December 31, 2001.
Included in these balances is accrued interest payable of $389,925 and $357,800, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. The Rainbow Store did not make any payments on these loans in 2002. See Note 5 regarding SPEA's planned sale of the Rainbow Store.

Interest payments on the Rainbow Loans have been deferred since inception.
The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service these obligations.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As discussed above, in May 2002, the Company completed a spinoff of AASP. As discussed in Note 5, subsequent to June 30, 2002, the Company's shareholders approved the sale of the Company's remaining operating business, the Rainbow retail store, to the Company's President in exchange for a reduction in debt owed to the President through the Rainbow Store. The effects of these two transactions results in the Company having minimal assets, liabilities, and operating activity leaving it, in substance, a public shell. Also, since the Company will have no ongoing revenue generating business, the Company will not be able to pay its ongoing operating expenses without a cash infusion from related or unrelated parties. Management plans to solicit loans mostly from related parties to fund such expenses until the Company's strategic objective is attained.

The Company's strategic objective is to seek out and pursue a public shell merger transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.     SUBSEQUENT EVENTS

On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price is $347,000 to be paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President agreed to forgive all remaining amounts owed to Rainbow by SPEA as of the closing date which amounts to approximately $200,000.

Also, on July 3, 2002, the Company's shareholders approved a one for two reverse split of the outstanding shares of Common Stock, and approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock from 15,000,000 shares to 100,000,000. The reverse split became effective on July 16, 2002. The reverse split has been given retroactive effect in the accompanying financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

     Until the post June 30, 2002 sale of its remaining operations to its President, (Note 5 to the consolidated financial statements), the Company's continuing operations consisted of a golf and tennis retail store on Rainbow Boulevard in Las Vegas, Nevada.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     REVENUES. Revenues decreased 4.5% to $832,782 in 2002 compared to $872,175 in 2001. Although customer traffic for the retail store increased 3.4% in 2002 compared to 2001, the average customer purchase was down 4.7%.

     COST OF REVENUES. Cost of revenues decreased 2.3% to $609,086 in 2002 compared to $623,580 in 2001. Cost of revenues as a percentage of revenues was 73.1 in 2002 and 71.5% in 2001. The increase in 2002 relates to lower pricing points to drive more business to the store which is reflected in the higher customer counts and lower average purchase described above for "REVENUES."

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 15.3% to $253,961 in 2002 compared to $220,189 in 2001. The increase is due mainly to higher professional, legal, and investor relations costs related to the May 2002 spinoff of AASP, the sale of the Rainbow retail store which was approved by the Company's shareholders on July 3, 2002, and the transfer agent, printing and distribution costs relating to these transactions and the shareholders' meeting.

     INTEREST EXPENSE, NET. Net interest expense decreased 18.0% to $17,728 in 2002 compared to $21,615 in 2001 due primarily to lower debt levels owed the Company's President in 2002 compared to 2001.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations was $50,326 in 2002 compared to income from continuing operations of $4,100 in 2001. The difference is related to lower gross profit margin and higher SG&A costs in 2002.

     SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     REVENUES. Revenues decreased 3.1% to $1,469,289 in 2002 compared to $1,515,825 in 2001. Although customer traffic for the retail store increased 7% in 2002 compared to 2001, the average customer purchase was down 5.4%.

     COST OF REVENUES. Cost of revenues decreased 6.4% to $1,031,495 in 2002 compared to $1,102,341 in 2001. Cost of revenues as a percentage of revenues was 70.2% in 2002 72.7% in 2001. The decrease in 2002 relates mainly to lower overall labor costs due to the decrease in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 9.6% to $505,947 in 2002 compared to $461,483 in 2001. The increase is due mainly to higher professional, legal, and investor relations costs related to the May 2002 spinoff of AASP, the sale of the Rainbow retail store which was approved by the Company's shareholders on July 3, 2002, and the transfer agent, printing and distribution costs relating to these transactions and the shareholders' meeting.

     INTEREST EXPENSE, NET. Net interest expense decreased 23.3% to $35,740 in 2002 compared to $46,613 in 2001 due primarily to lower debt levels owed the Company's President in 2002 compared to 2001.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $65,358 in 2002 compared to $101,398 in 2001. The lower loss in 2002 is due mainly to a one time gain on sale of securities realized in 2002 of $43,469.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current and expected sources of working capital are its cash balances that were $67,168 at June 30, 2002. Its operating cash flow from the Rainbow retail store will no longer be available after the sale of this store to the Company's President closes which is expected to be sometime in the third quarter of 2002. The sale of the Rainbow retail store to the Company's President was approved by the Company's shareholders on July 3, 2002.

     The Rainbow retail store sale transaction will result in the Company becoming a public shell having minimal assets, liabilities, and operating activity. Also, since the Company will have no ongoing revenue generating business, the Company will not be able to pay its ongoing operating expenses without a cash infusion from related or unrelated parties. Management plans to solicit loans mostly from related parties to fund such expenses until the Company's strategic objective is attained.

     The Company's strategic objective is to seek out and pursue a public shell merger transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

     There are no planned material capital expenditures in 2002.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits.

None.

(b)     Reports on Form 8-K.

The Company filed a report on Form 8-K dated May 8, 2002 reporting information under Items 2 and 7 of that Form concerning the Company's spinoff of its All-American SportPark subsidiary. No other reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  August 14, 2002          By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer


Date:  August 14, 2002          By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Sports Entertainment Enterprises, Inc. for the period ended June 30, 2002:

     (1) Complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sports Entertainment Enterprises, Inc.



/s/ Vaso Boreta                          /s/ Kirk Hartle
Vaso Boreta                              Kirk Hartle
Chief Executive Officer                  Chief Financial Officer
August 14, 2002                          August 14, 2002