Form 10QSB
period 2002-09-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2002-11-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002




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

                            Yes X             No___

As of November 14, 2002, 4,240,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                                FORM 10-QSB
                                   INDEX
                                                                 Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001 ................   3

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Three Months Ended September 30, 2002 and 2001 ..........   5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Nine Months Ended September 30, 2002 and 2001 ...........   6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001 ...........   7

         Notes to Consolidated Financial Statements ..............   8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...........  10

Item 3.  Controls and Procedures .................................  12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................  13

Item 2.  Changes in Securities ...................................  13

Item 3.  Defaults Upon Senior Securities .........................  13

Item 4.  Submission of Matters to a Vote of Security Holders .....  13

Item 5.  Other Information .......................................  13

Item 6.  Exhibits and Reports on Form 8-K ........................  13

SIGNATURES .......................................................  14

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                   2002           2001
                                               -------------   ------------
                                                (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                      $   729         $  -
  Marketable securities                             -             79,010
  Accounts receivable                               -                 20
  Prepaid expenses and other                       3,569           1,323
                                                 -------         -------

     Total current assets                          4,298          80,353

Other assets                                         962             962
                                                 -------         -------
     Total assets                                $ 5,260         $81,315
                                                 =======         =======



































The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                   2002           2001
                                               -------------   ------------
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Bank overdraft                                 $      -        $     3,286
Due to related entities                             56,427         555,415
                                               -----------     -----------
     Total liabilities                              56,427         558,701

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares authorized;
   no shares issued                                   -               -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,240,061 and 4,067,549
   shares issued and outstanding at September
   30, 2002 and December 31, 2001,
   respectively                                  6,114,590       6,107,700
  Additional paid-in capital                       882,300         268,300
  Accumulated other comprehensive income              -             47,234
  Accumulated deficit                           (7,048,057)     (6,900,620)
                                               -----------     -----------
     Total shareholders' equity deficiency         (51,167)       (477,386)


Total liabilities and shareholders' equity
  deficiency                                   $     5,260     $    81,315
                                               ===========     ===========

























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002           2001
                                               -------------   ------------

Operating expenses:
  Selling, general and administrative          $    52,645     $    57,733
                                               -----------     -----------
Operating loss                                     (52,645)        (57,733)

  Interest expense, net                             (1,238)         (1,860)
                                               -----------     -----------

Loss from continuing operations                    (53,883)        (59,593)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment          -               (608)
  Loss from operations of discontinued
   components                                         (337)       (155,041)
                                               -----------     -----------
Loss from discontinued operations                     (337)       (155,649)
                                               -----------     -----------
     Net loss                                      (54,220)       (215,242)

Other comprehensive loss:
  Unrealized holding losses on securities             -            (13,718)
                                               -----------     -----------
  Comprehensive loss                           $   (54,220)    $  (228,960)
                                               ===========     ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations             $     (0.01)    $     (0.01)
   Loss from discontinued operations                 (0.00)          (0.04)
                                               -----------     -----------
     Net loss per share                        $     (0.01)    $     (0.05)
                                               ===========     ===========

















The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002           2001
                                               -------------   ------------

Operating expenses:
   Selling, general and administrative         $     186,052   $    164,183
                                               -------------   ------------
Operating loss                                      (186,052)      (164,183)

Other income (expense):
  Gain on sale of securities                          43,469           -
  Interest expense, net                               (4,854)        (4,816)
                                               -------------   ------------
                                                      38,615         (4,816)
                                               -------------   ------------

Loss from continuing operations                     (147,437)      (168,999)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment            -          (260,632)
  Loss from operations of discontinued
   components                                        (26,155)      (368,012)
                                               -------------   ------------
Loss from discontinued operations                    (26,155)      (628,644)
                                               -------------   ------------
     Net loss                                       (173,592)      (797,643)

Other comprehensive loss:
  Unrealized holding losses on securities               -           (24,234)
                                               -------------   ------------
     Comprehensive loss                        $    (173,592)  $   (821,877)
                                               =============   ============

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations            $       (0.04)  $      (0.04)
    Loss from discontinued operations                  (0.01)         (0.15)
                                               -------------   ------------
     Net loss per share                        $       (0.05)  $      (0.19)
                                               =============   ============














The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002           2001
                                               -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $    (173,592)  $   (797,643)
   Adjustment to reconcile net loss to net
    cash used in operating activities of
    continuing operations:
   Loss from discontinued operations                  26,155        628,644
   Gain on sale of securities to subsidiary          (43,469)          -
   Common stock issued for services                    6,890           -
   Changes in operating assets and liabilities:
    Decrease in accounts receivable                       20            240
    Increase in prepaid expenses and other            (2,246)          (600)
    Increase in accounts payable and
     accrued expenses                                   -            44,792
                                               -------------   ------------
     Net cash used in operating activities
      of continuing operations                      (186,242)      (124,567)
                                               -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities                190,257        124,773
                                               -------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              4,015            206

CASH AND CASH EQUIVALENTS, beginning of period          -              (206)
                                               -------------   ------------

CASH AND CASH EQUIVALENTS, end of period       $       4,015   $       -
                                               =============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of subsidiary's stock in exchange
   for reduction of debt                       $     614,000   $       -
                                               =============   ============















The accompanying notes are an integral part of these consolidated financial statements.

          SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company") a Colorado corporation. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 2). As of May 8, 2002, SPEA completed the spinoff of All-American SportPark, Inc. ("AASP"), a publicly traded company, to SPEA shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002 have been classified as "Income
(loss) from operations of discontinued component" pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or
Disposal of Long-lived Assets.   As a result of the Rainbow sale and AASP
spinoff, SPEA no longer has any interest in Rainbow or AASP.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2002, and for all periods presented.

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, from which the December 31, 2001 audited balance sheet was derived.

The Company has no continuing operations other than those of a public shell.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY (NOTE 5)

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,160,440 and 4,067,549 for the nine month periods ended September 30, 2002 and 2001, respectively, and 4,240,061 and 4,067,549 for the three month periods ended September 30, 2002 and 2001, respectively.

On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price was $347,000 paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President agreed to forgive all remaining amounts owed to Rainbow by SPEA as of the closing date which amounted to approximately $267,000.

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

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with AASP and Rainbow. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Expenses incurred by the Company after the sale of Rainbow effective August 31, 2002, are expected to be paid for by Rainbow. Currently, there is no plan in place regarding repayment of these advances; however, it is expected that the advances made to the Company will accrue interest at a market rate until repaid (note 4).

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has disposed of all of its operating businesses leaving it, in substance, a public shell. The Company will continue to incur costs that are necessary for it to remain an active public company. As mentioned previously, these ongoing costs are expected to be funded by a related party and will accrue interest until repaid.

The Company's primary objective at this point is to seek out and pursue a public shell merger transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

The accompanying financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

     The Company's continuing operations relate to that of a public shell; this results in the Company incurring general and administrative costs necessary to support an active public company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 8.8% to $52,645 in 2002 compared to $57,733 in 2001. The decrease is due mainly to administrative payroll costs that were eliminated with the sale of the Rainbow Store in August 2002.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 13.3% to $186,052 in 2002 compared to $164,183 in 2001. The increase is due mainly to higher professional, legal, and investor relations costs related to the May 2002 spinoff of AASP, the sale of the Rainbow retail store which was approved by the Company's shareholders on July 3, 2002, and the transfer agent, printing and distribution costs relating to these transactions and the shareholders meeting.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current and expected sources of working capital are related parties.

     The Company has disposed of all of its operating businesses leaving it, in substance, a public shell. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party and will accrue interest until repaid.

     The Company's primary objective is to seek out and pursue a public shell merger transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evalution.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 3, 2002, the Company held a Special Meeting of Shareholders at which the shareholders approved the sale of the Company's Rainbow Store; a 1 for 2 reverse stock split; and an Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of stock. The following sets forth the votes cast for, against or withheld as well as any broker non-votes, as to each of the matters submitted:

Sale of Rainbow Store:

                For           Against          Abstentions
             ---------        -------          -----------

             6,825,189           0                   0

Reverse Stock Split:

                For           Against          Abstentions
             ---------        -------          -----------

             6,825,189           0                   0

Amendment to Articles of Incorporation:

                For           Against          Abstentions
             ---------        -------          -----------

             6,825,189           0                   0


Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K dated August 31, 2002 reporting information under Items 2 and 7 of that Form concerning the Company's sale of it's LVDGT Rainbow, Inc. subsidiary. No other reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.



Dated:  November 13, 2002          By:/s/ Voss Boreta
                                      Voss Boreta, President and
                                      Chief Executive Officer



Dated:  November 13, 2002          By:/s/ Voss Boreta
                                      Kirk Hartle, Chief Financial Officer


                               CERTIFICATIONS

     I, Voss Boreta, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Sports Entertainment Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



/s/ Voss Boreta
Voss Boreta
Chief Executive Officer
(Principal Executive Officer)



     I, Kirk Hartle, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Sports Entertainment Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-QSB of Sports Entertainment Enterprises, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sports Entertainment Enterprises, Inc.



/s/ Voss Boreta                          /s/ Kirk Hartle
Voss Boreta                              Kirk Hartle
Chief Executive Officer                  Chief Financial Officer
November 13, 2002                        November 13, 2002