Form 10KSB
period 2002-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2003-03-31
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2002

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: _____ to ____

                         Commission File No. 0-17436

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
       --------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           COLORADO                                         84-1034868
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)

              6730 South Las Vegas Boulevard, Las Vegas, NV  89119
     --------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                Issuer's Telephone Number:  (702) 798-7777

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

As of March 24, 2003, 4,240,061 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $7,653.

Transitional Small Business Disclosure Format (check one): Yes __   No X


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company", formerly Las Vegas Discount Golf & Tennis, Inc., "LVDG"), in 2002, completed the following transactions: (1) the spin-off of its All-American SportPark ("AASP", a publicly traded company) subsidiary on May 8, 2002, and (2) the sale of its LVDGT Rainbow, Inc. subsidiary, as of August 31, 2002, to SPEA's President in exchange for the cancellation of debt owed to SPEA's President. The LVDGT Rainbow, Inc. subsidiary owns and operates a golf and tennis retail store in Las Vegas and is also referred to as the Rainbow Store. The result of these two transactions leaves SPEA with no continuing business operations. See "BUSINESS OF THE COMPANY" below for additional information on the Company's ongoing activities.

     SPEA acquired AASP in February 1988, from Vaso Boreta, who was its sole shareholder. Vaso Boreta serves as the Company's Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of AASP.

     The Company's business began in 1974 when Vaso Boreta opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     In 1990, the Company opened its first company-owned store in Las Vegas (the "Rainbow Store"), which served as a showcase and training center for franchisees. This store was sold to Vaso Boreta as of August 31, 2002.

     AASP operated the business of franchising "Las Vegas Discount Golf & Tennis" stores and developed a concept for a sports-oriented theme park; See "BUSINESS OF THE COMPANY." AASP was a wholly owned subsidiary of the Company until December 1994 when AASP completed an initial public offering of its securities. Subsequent to this offering, the Company owned a majority of AASP until May 8, 2002 when the shares of AASP held by the Company were distributed to the Company's shareholders.

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

     In connection with the sale of the above-described assets, SPEA and AASP agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at AASP's Callaway Golf Center business. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, Ron Boreta - Vaso Boreta's son and the President of AASP, and John Boreta - Ron Boreta's brother and a principal shareholder of SPEA, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada. Likewise, the Buyer is restricted from operating stores in southern Nevada except for the Summerlin area of Las Vegas, Nevada.

     On October 19, 1998 AASP sold 250,000 shares of its Series B Convertible Preferred Stock to SPEA for $2,500,000. SPEA had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player.

     SPEA converted the 250,000 shares of its Series B Convertible Preferred Stock in AASP into common shares on a one for one basis just prior to the distribution of the AASP shares to SPEA's shareholders on May 8, 2002.

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price was $347,000 paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President forgave all remaining amounts owed to Rainbow by SPEA at the time the transaction was approved, which amounted to $267,000. The sale closed August 31, 2002.

     On July 3, 2002, the Company's shareholders approved a one for two reverse split of the outstanding shares of Common Stock, and approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock from 15,000,000 shares to 100,000,000. The reverse split became effective on July 16, 2002. The reverse split has been given retroactive effect throughout this Form 10-KSB.

BUSINESS OF THE COMPANY

     The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party and will accrue interest until repaid.

     The Company's primary objective at this point is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

MARKETING

     The Company is marketing itself to investment bankers and others as an active public company seeking a business opportunity. Several private companies with the desire to become public have been presented to the Company, none of which were deemed acceptable opportunities for the Company's shareholders.

COMPETITION

     The Company is competing with many other companies that have the same objective as the Company. This may inhibit the Company's ability to achieve its objective of finding a favorable reverse acquisition candidate to merge with the Company that would result in increasing shareholder value.

EMPLOYEES

     There are no employees for the Company. Company operations are supported by executive office employees at AASP of which there are 4 full time employees and 1 part time employee. The costs of AASP executive office employees incurred relating to the ongoing operations of the Company are allocated to the Company by AASP based on time and effort expended.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of AASP's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Callaway Golf Center property occupies approximately 42 acres of leased land. The Company does not pay rent for the use of these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is presently quoted on the OTC Bulletin Board under the symbol "SPEA." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                   HIGH       LOW
                                                 -------    -------

     Year Ended December 31, 2002:
       First Quarter                             $0.460     $0.060
       Second Quarter                            $0.500     $0.040
       Third Quarter                             $0.100     $0.050
       Fourth Quarter                            $0.050     $0.025

     Year Ended December 31, 2001:
       First Quarter                             $0.300     $0.100
       Second Quarter                            $0.180     $0.100
       Third Quarter                             $0.140     $0.020
       Fourth Quarter                            $0.080     $0.020

      HOLDERS. The number of holders of record of the Company's no par value common stock at March 24, 2003, was approximately 967. This does not include approximately 1,000 shareholders that hold stock in their accounts at broker/dealers.

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

OVERVIEW

     The Company's continuing operations relate to that of a company with no current operating business; this results in the Company incurring general and administrative costs necessary to support an active public company that is seeking a business opportunity.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 6.8% to $204,572 in 2002 compared to $219,390 in 2001 is due to a combination of the following: (1) lower payroll costs in 2002 of about $50,000 due to five fewer months of payroll paid to the Company's President in 2002 resulting from the sale of the LVDGT Rainbow subsidiary; after July 2002, the Company ceased paying the President any salary, and (2) an offsetting increase of about $35,000 in professional, legal, and investor relations costs related to the May 2002 spin-off of AASP; the sale of the Rainbow retail store which was approved by the Company's shareholders on July 3, 2002; and the transfer agent, printing and distribution costs relating to these transactions and the shareholders meeting.

     INTEREST EXPENSE, NET. Net interest expense decreased 18.0% to $4,852 in 2002 compared to $5,914 in 2001 due primarily to the elimination of accrued interest on deferred salary to the Company's President in connection with the sale of the LVDGT Rainbow subsidiary.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $165,955 in 2002 compared to $225,304 in 2001. The lower net loss in 2002 is due to the factors described above along with a one-time gain on sale of securities in 2002 of $43,469.

LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.c. to the consolidated financial statements, in its report dated March 26, 2003, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     At December 31, 2002, the Company had a working capital deficit of $70,647. The Company's current and expected sources of working capital are related parties. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP and these entities are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, it is expected that the advances made to the Company will accrue interest at a market rate until repaid.

     The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company seeking a business opportunity. These ongoing costs are expected to be funded by a related party and will accrue interest until repaid.

     The Company's primary objective is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

     There are no planned material capital expenditures in 2003.

     OPERATING ACTIVITIES. During 2002, net cash used in operating activities was $201,191 compared to $364,071 in 2001. The primary reasons for the difference relate to (1) an approximate $138,000 decrease in accounts payable in 2001 compared to no change in 2002, and (2) a $43,469 gain on sale of securities in 2002; similar activity did not occur in 2001.

     FINANCING ACTIVITIES. During 2002, net cash provided by financing activities was $201,923 compared to $364,071 in 2001. The change between the periods is directly related to supporting cash used in operating activities described above.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-16 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           68     Chairman of the Board, President, Chief Executive
                             Officer, Treasurer, and Secretary

Ronald S. Boreta      40     Director

Robert R. Rosburg     75     Director

William Kilmer        62     Director

Kirk Hartle           37     Chief Financial Officer

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

     VASO BORETA has been Chairman of the Board of Directors since December 1989, President since July 1994, and Treasurer and Secretary since June 1992, and a Director of the Company since February 1988. He also served as the Company's President from February 1988 to December 1989, and October 1990 to June 1992. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. Mr. Boreta's original store is an Affiliated Store of the Company. Mr. Boreta devotes approximately 10% of his time to the business of the Company and the balance to operating his Affiliated Stores.

     RONALD S. BORETA has been a Director since February 1988, and served as President of the Company from June 1992 until July 1994. He also previously served as Vice President, Secretary and Treasurer of the Company. He has been employed by AASP since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of AASP located in San Francisco, California. Mr. Ron Boreta has also been a Director of AASP since 1984, and an Officer since 1986. Prior to his employment by AASP, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 10% of his time to the business of the Company.

     ROBERT R. ROSBURG has served as a Director of the Company since November 1989. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since July 1990. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

     KIRK HARTLE has served as Chief Financial Officer of the Company and AASP since April 1999. Prior to his employment with the Company that began April 5, 1999, Mr. Hartle was a Senior Manager with KPMG LLP. His experience spans over 11 years in public accounting with both KPMG LLP and Deloitte & Touche LLP, 6 of which were in a management capacity. Mr. Hartle is a Nevada CPA and received a Bachelor's Degree in Business Administration-Accounting from the University of Nevada, Las Vegas. He devotes 10% of his time to the business of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer that received compensation in excess of $100,000 for the years ended December 31, 2002, 2001, and 2000 from the Company:

                               SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------   -----------------------
                                                               SECURITIES
                                            OTHER    RE-       UNDERLYING   ALL
                                            ANNUAL   STRICTED  OPTIONS/    OTHER
NAME AND PRINCIPAL                          COMPEN-  STOCK     SARs        COMPEN-
POSITION           YEAR  SALARY   BONUS     SATION   AWARD(S) (NUMBER)     SATION
                           (1)
------------------ ---- -------- --------  -------  --------- -----------  ------
Vaso Boreta,       2002 $ 58,242    --     $17,173     --        --          --
 President and                              (2)
Chairman of the    2001 $100,000    --     $30,250     --        --          --
 Board             2000 $100,000    --     $30,247     --        --          --


____________

(1) Includes $23,077 for 2001, $50,000 for 2000 deferred by Vaso Boreta. This election was made in September 1999 and the deferral ended in June 2001.

(2)  Represents amounts accrued or contributed by the Company to the Company's
     Supplemental Retirement Plan on behalf of Vaso Boreta.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     The Company's President, Vaso Boreta, did not have an employment
agreement with the Company.   Since July 31, 1994, the Company has paid Mr.
Vaso Boreta an annual salary of $100,000. Effective July 31, 2002, Vaso Boreta ceased receiving a salary from the Company.

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

     Under the 1991 Plan, in August 1999, the Company's Board of Directors granted options to purchase 210,500 shares of the Company's common stock for a period of 5 years from the grant date. All such options are all 100% vested and were issued to the following people and were still outstanding as of March 15, 2003.

                     RELATIONSHIP             SHARES SUBJECT    EXERCISE
      NAME           TO THE COMPANY           TO OPTION         PRICE
----------------     --------------------     --------------    --------
Ronald S. Boreta     Officer and Director         140,500       $2.17
John Boreta          Employee                      65,000       $2.17
Theodore Abbruzzese  Consultant                     5,000       $2.17

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 25,000 shares of the Company's common stock at the price of $2.17 per share that is higher than the closing market price on the date of grant. The options are fully vested and expire April 24, 2005.

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

     In 1997, Vaso Boreta (President and Chairman of the Board of the Company), was designated as a Category I employee. The Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta of $17,173 for 2002 and $30,250 for 2001.

     Contributions to this plan ceased in August 2002 in connection with the discontinuance of salary being paid to Vaso Boreta.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 24, 2003, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------          ---------------          --------
Vaso Boreta                              6,984 (1)             0.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                     1,317,558 (2)            30.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        2,500                 0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           2,500                 0.1%
1853 Monte Carlo Way
Coral Springs, FL  33071

Kirk Hartle                            154,250 (7)             3.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

John Boreta                            969,710 (3)            22.5%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd. (4)           652,223                15.4%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                    1,325,633 (6)            30.0%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers           1,483,792                32.1%
as a Group (5 persons)

___________________

(1) Includes 50 shares held directly and 6,934 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises.

(2) Includes 728,303 shares held directly, 448,755 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 140,500 shares underlying Stock Options exercisable within 60 days held by Ronald Boreta.

(3) Includes 708,176 shares held directly, 196,534 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprise
     Ltd. and 65,000 shares underlying Stock Options exercisable within 60 days held by John Boreta.

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

(5) ASI Group LLC is a Nevada limited liability company whose members are Andre K. Agassi and Perry Craig Rogers.

(6) Includes 1,151,645 shares owned directly and 173,988 shares underlying options exercisable within 60 days held by ASI Group LLC.

(7) Includes 129,250 shares owned directly and 25,000 shares underlying options exercisable within 60 days held by the named person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. This
subsidiary owns and operates   The purchase price was $347,000 paid by
reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President forgave all remaining amounts owed to Rainbow by SPEA at the time the transaction was approved that amounted to $267,000. The sale closed August 31, 2002.

     During 2002 and 2001, the Paradise Store purchased $43,429 and $61,961, respectively, in sporting goods merchandise from the Rainbow Store. Also during 2002 and 2001, the Paradise Store sold $242,846 and $447,807, respectively, in merchandise to the Rainbow Store. Management believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Rainbow store and the Paradise Store shared advertising costs in the Las Vegas market on an equal basis. During 2002 and 2001, the Rainbow store paid $70,050 and $177,399, respectively, for advertising.

     The Company has amounts payable to the Rainbow Store and AASP totaling approximately $71,000. Included in the foregoing balance is accrued interest payable of approximately $2,500. Until the Company achieves its objective of completing a transaction with a business enterprise, interest will continue to accrue on the outstanding balances due Rainbow and AASP at a rate of ten percent per annum. These advances are not evidenced by a signed promissory note and have no scheduled maturity. Rainbow and AASP have agreed to defer payment of these amounts until the Company achieves its stated objective.

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

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

     (b)  REPORTS ON FORM 8-K.

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page

Report of Independent Public Accountants ........................  F-1

Consolidated Balance Sheets - December 31, 2002 and 2001 ........  F-2-F-3

Consolidated Statements of Operations and Comprehensive Loss
for the Years Ended December 31, 2002 and 2001 ..................  F-4

Consolidated Statements of Stockholders' Equity Deficiency
for the Years Ended December 31, 2002 and 2001 ..................  F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001 ......................................  F-6

Notes to Consolidated Financial Statements ......................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Sports Entertainment Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 1c to the consolidated financial statements, the Company has disposed of all of its operating businesses leaving it an active public company seeking a business opportunity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c.


                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
March 26, 2003

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 AND 2001



ASSETS

                                                   2002         2001
                                                ----------  ----------

Current assets:
  Cash                                           $  732      $  -
  Marketable securities                            -          79,010
  Accounts receivable                              -              20
  Prepaid expenses and other                       -           1,323
                                                 ------      -------
     Total current assets                           732       80,353

Other assets                                        962          962
                                                 ------      -------
     Total assets                                $1,694      $81,315
                                                 ======      =======


































The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001
                                 (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                    2002        2001
                                                -----------  -----------

Bank overdraft                                  $      -     $     3,286
Due to affiliates                                    71,379      555,415
                                                -----------  -----------
     Total liabilities                               71,379      558,701

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares
   authorized; no shares issued                        -            -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,240,061 and
   4,067,549 shares issued and outstanding
   at December 31, 2002 and 2001, respectively    6,114,590    6,107,700
  Additional paid-in capital                        882,300      268,300
  Accumulated other comprehensive income               -          47,234
  Accumulated deficit                            (7,066,575)  (6,900,620)
                                                -----------  -----------
     Total shareholders' equity deficiency          (69,685)    (477,386)
                                                -----------  -----------
Total liabilities and shareholders'
  equity deficiency                             $     1,694  $    81,315
                                                ===========  ===========
























The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                    2002        2001
                                                -----------  -----------
Operating expenses:
  Selling, general and administrative           $   204,572  $   219,390
                                                -----------  -----------
Operating loss                                     (204,572)    (219,390)

Other income (expense):
  Gain on sale of securities                         43,469         -
  Interest expense, net                              (4,852)      (5,914)
                                                -----------  -----------
                                                     38,617       (5,914)
                                                -----------  -----------
Loss from continuing operations                    (165,955)    (225,304)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment           -        (373,016)
  Loss from operations of discontinued
   components                                       (26,155)    (557,000)
                                                -----------  -----------
Loss from discontinued operations                   (26,155)    (930,016)
                                                -----------  -----------
     Net loss                                      (192,110)  (1,155,320)

Other comprehensive loss:
  Unrealized holding losses on securities               -        (18,381)
                                                -----------  -----------
     Comprehensive loss                         $  (192,110) $(1,173,701)
                                                ===========  ===========
NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations              $     (0.04) $     (0.06)
   Loss from discontinued operations                  (0.01)       (0.23)
                                                -----------  -----------
     Net loss per share                         $     (0.05) $     (0.29)
                                                ===========  ===========













The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                         Accumulated
                                            Additional     Other
                    Preferred     Common     Paid-In     Comprehensive   Accumulated
                      Stock       Stock      Capital       Income          Deficit        Total
                    ----------    ------    ----------   ------------    -----------   ----------
Balances,
January 1, 2001     $    -      $6,107,700   $268,300      $65,615       $(6,675,316)  $(233,701)

Comprehensive loss:
  Net loss                                                                  (225,304)   (225,304)
  Other comprehensive
   loss:
    Unrealized holding
     losses on
     securities                                            (18,381)                      (18,381)
                    ----------  ----------   --------      -------       -----------   ---------
Balances,
December 31, 2001         -      6,107,700    268,300       47,234        (6,900,620)   (477,386)

Common stock issued
 for services                        6,890                                                 6,890

Sale of subsidiary
 to related party
 in exchange for
 reduction in debt                            614,000                                    614,000

Comprehensive loss:
  Net loss                                                                  (165,955)   (165,955)
  Other comprehensive
   loss:
    Unrealized holding
     losses on
     securities                                            (47,234)                      (47,234)
                    ----------  ----------   --------      -------       -----------   ---------
Balances,
December 31, 2002   $     -     $6,114,590   $882,300      $  -          $(7,066,575)  $ (69,685)
                    ==========  ==========   ========      =======       ===========   =========














The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002        2001
                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (192,110) $(1,155,320)
    Adjustment to reconcile net loss to
     net cash used in operating activities
     of continuing operations:
      Loss from discontinued operations              26,155      930,016
      Gain on sale of securities to subsidiary      (43,469)        -
      Common stock issued for services                6,890         -
      Changes in operating assets and liabilities:
       Decrease in accounts receivable                   20          220
       Decrease (increase) in prepaid expenses
        and other                                     1,323       (1,177)
       Decrease in accounts payable and accrued
        expenses                                       -        (137,810)
                                                -----------  -----------
        Net cash used in operating activities
        of continuing operations                   (201,191)    (364,071)
                                                -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft              (3,286)       3,083
  Increase in due to related entities               205,209      360,988
                                                -----------  -----------
        Net cash provided by financing
         activities of continuing operations        201,923      364,071

NET INCREASE IN CASH                                    732         -

CASH, beginning of period                              -            -
                                                -----------  -----------
CASH, end of period                             $       732  $      -
                                                ===========  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of subsidiary's stock in exchange
   for reduction of debt                        $   614,000  $      -
                                                ===========  ===========














The accompanying notes are an integral part of these consolidated financial statements.

          SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company"), and its controlled subsidiaries through the dates of the following transactions. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 3). As of May 8, 2002, SPEA completed the distribution of all of the shares of All-American SportPark, Inc. ("AASP"), a publicly traded company, held by the Company to SPEA's shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002, have been classified as "Loss from operations of discontinued component" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for
the Impairment or Disposal of Long-lived Assets.   As a result of the Rainbow
sale and AASP spin-off, SPEA no longer has any interest in Rainbow or AASP and has no continuing operations other than those of a company seeking a business opportunity.

     b.     DISCONTINUED OPERATIONS

     AASP recorded a loss from disposal of the SportPark of $373,016 in 2001. This loss is reported as "loss from disposal of discontinued segment" in the accompanying consolidated statement of operations for 2001. Revenues related to the discontinued operations of the SportPark were $346,033 in 2001.

     The caption in the accompanying consolidated statements of operations for 2002 and 2001 titled "loss from operations of discontinued components" represents the losses incurred by AASP and Rainbow for all of 2001 and through the disposal or spin-off date of the respective entity in 2002. For 2002, the loss incurred by AASP was $54,014 on revenues of $841,888; Rainbow earned income of $27,859 on revenues of $2,001,749. For 2001, AASP incurred a loss of $603,775 on revenues of $2,425,781; Rainbow earned income of $46,775 on revenues of $3,140,654.

     c.     GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party, and the resultant obligation will accrue interest until repaid.

     The Company's primary objective at this point is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     d. ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     b.  MARKETABLE SECURITIES

     The Company classifies its investments in marketable securities as "available for sale" and carries them in the financial statements at fair value. Realized gains and losses are included in income, and unrealized holding gains and losses are reported in other comprehensive income.

     c.  RECLASSIFICATIONS

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

     d.  LOSS PER SHARE

     Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 4,180,509 for 2002 and 4,067,549 for 2001.

3.   RELATED PARTY TRANSACTIONS

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price was $347,000 paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President forgave all remaining amounts owed, $267,000, to Rainbow by SPEA at the time the transaction was approved. The sale closed August 31, 2002.

     The Company has transactions and relationships with AASP and Rainbow, each of which are under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administra-tive payroll costs to the Company of approximately $50,000 in both 2002 and 2001. Currently, there is no plan in place regarding repayment of these advances; however, it is expected that the advances made to the Company will accrue interest at a market rate until repaid.

4.   INCOME TAXES

     The components of the deferred tax asset (liability) consisted of the following at December 31:

                                             2002         2001
                                          -----------  -----------
Deferred Tax Assets:
     Net operating loss carryforward          466,234      384,419
                                          -----------  -----------
Net Deferred Tax Asset Before valuation
Allowance                                     466,234      384,419
Valuation allowance                          (466,234)    (384,419)
                                          -----------  -----------
Net Deferred Tax asset (liability)        $      -     $      -
                                          ===========  ===========

     As of December 31, 2001, the Company has available for income tax purposes approximately $1.2 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2011. A one hundred percent valuation allowance has been established against the net deferred tax asset since it appears more likely than not that they will not be realized.

5.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

     In May 2002, after Board of Directors approval, SPEA issued 129,250 shares of its common stock to SPEA's Chief Financial Officer and an additional 43,000 shares of its common stock to a consultant in exchange for past services rendered to the Company. This transaction was valued using the closing market price on or about the date the shares were issued.

     On July 3, 2002, the Company's shareholders approved a one-for-two reverse split of the outstanding shares of Common Stock, and approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock from 15,000,000 shares to 100,000,000. The reverse split became effective on July 16, 2002. The reverse split has been given retroactive effect in the accompanying financial statements and notes.

     b.  STOCK OPTION PLAN

     The Company has an Incentive Stock Option Plan (the "Plan") that allows the Board to grant stock options from time to time to employees, officers and directors of the Company, and consultants to the Company. The Board of Directors has the power to determine vesting provisions and expiration at the time the option is granted and whether the option will be an Incentive Stock Option or otherwise. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. The total number of shares of Common Stock subject to options under the Plan may not exceed 250,000, subject to adjustment in the event of certain recapitalizations and reorganizations. Options representing 210,500 shares were granted in 1999 at an exercise price of $2.17 and vested immediately; these options expire in August 2004. An option for 25,000 shares was granted in 2000 at an exercise price of $2.17; this option is fully vested and expires April 2005. Total options outstanding under the Plan were 235,500 at December 31, 2002 and 2001.

     In connection with common shares issued in a private transaction in 1998, the Company issued the buyer 173,988 options for common stock of the Company still outstanding at an exercise price of $3.68 per share through October 19, 2008.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002: risk-free interest rates of 4.20%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 2.55; and a weighted-average expected life of the options of 3.48 years. The assumptions for 2001 were the same except for the volatility factor of 1.81 and the weighted average expected life of the options of 4.48 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     Year ended December 31,
                                     2002              2001
                                 -------------      ------------
Net loss
    As reported                  $(    192,110)     $( 1,155,320)
    Pro forma                     (    192,110)      ( 1,155,320)

Basic and diluted net
  loss per share
    As reported                   (        .05)      (       .29)
    Pro forma                     (        .05)      (       .29)

     A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2002 and 2001, is presented below:

                                         2002                   2001
                              ----------------------  ----------------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                 Shares     Price       Shares     Price
                              ----------------------  ----------------------
Outstanding at beginning
 of year                        409,488     $2.82      409,488     $2.82
  Granted                          -          -           -          -
  Exercised                        -          -           -          -
  Forfeited                        -          -           -          -
  Expired                          -          -           -          -
                              ----------------------  ----------------------
Outstanding at end of year     409,488      $2.82      409,488     $2.82
                              ======================  ======================
Exercisable at end of year     409,488      $2.82      409,488     $2.82
                              ======================  ======================
Weighted average fair value
 of options granted                         $0.12                  $0.03
                              ======================  ======================

     The following table summarizes information about stock options outstanding at December 31, 2002:

                           Options Outstanding          Options Exercisable
                   -----------------------------------  ----------------------
                                 Weighted
                                 Average      Weighted               Weighted
                                 Remaining    Average                Average
                   Number        Contractual  Exercise  Number       Exercise
                   Outstanding   Life (Years) Price     Exercisable  Price
                   -------------------------- --------  ----------------------
Range of exercise
 prices $2.17-$3.68  409,488        3.48       $2.82     409,488      $2.82
                   =========================  =============================

6.   SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

     Until the sale of the Rainbow Store, the Company had a supplemental retirement plan for certain key employees and accrued contributions to the plan charged to continuing operations of $17,173 in 2002 and $33,247 in 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: March 28, 2003              By: /s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                         TITLE                      DATE
-----------------------       --------------------------       -------------

/s/ Vaso Boreta               President, Chairman of the       March 28, 2003
Vaso Boreta                   Board, Secretary, Treasurer
                              and Director


/s/ Ronald S. Boreta          Director                         March 28, 2003
Ronald S. Boreta


/s/ Kirk Hartle               Chief Financial Officer          March 28, 2003
Kirk Hartle


/s/ Robert S. Rosburg         Director                         March 28, 2003
Robert S. Rosburg


/s/ William Kilmer            Director                         March 28, 2003
William Kilmer


                                CERTIFICATIONS

     I, Vaso Boreta, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Sports Entertainment Enterprises, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Vaso Boreta
Vaso Boreta
Chief Executive Officer
(Principal Executive Officer)


     I, Kirk Hartle, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Sports Entertainment Enterprises, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)


                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Annual Report on Form 10-KSB of Sports Entertainment Enterprises, Inc. for the year ended December 31, 2002:

     1) Complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sports Entertainment Enterprises, Inc.



/s/ Vaso Boreta                      /s/ Kirk Hartle
Vaso Boreta                          Kirk Hartle
Chief Executive Officer              Chief Financial Officer
March 28, 2003                       March 28, 2003