Form 10QSB
period 2003-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2003-05-15
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2003




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

                            Yes X             No___

As of May 12, 2003, 4,240,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X



                   SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets March 31, 2003 and December
         31, 2002 .........................................         3

         Statements of Operations Three Months Ended
         March 31, 2003 and 2002 ..........................         4

         Statements of Cash Flows Three Months Ended
         March 31, 2003 and 2002 ..........................         5

         Notes to Financial Statements ....................         6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ................................         8

Item 3.  Controls and Procedures ..........................         9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ................................        10

Item 2.  Changes in Securities ............................        10

Item 3.  Defaults Upon Senior Securities ..................        10

Item 4.  Submission of Matters to a Vote of Security
         Holders ..........................................        10

Item 5.  Other Information ................................        10

Item 6.  Exhibits and Reports on Form 8-K .................        10

SIGNATURES ................................................        11

                   SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


ASSETS

                                                   2003             2002
                                               -----------      -----------
                                               (Unaudited)
Current assets:
  Cash                                         $       733      $       732
  Prepaid expenses and other                         1,069             -
                                               -----------      -----------

     Total current assets                            1,802              732

Other assets                                           962              962
                                               -----------      -----------
     Total assets                              $     2,764      $     1,694
                                               ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                                   97,424           71,379
                                               -----------      -----------
     Total liabilities                              97,424           71,379

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock, no
   par value, 5,000,000 shares authorized;
   no shares issued                                   -                -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,240,061 shares issued
    and outstanding at March 31, 2003 and
    December 31, 2002, respectively              6,114,590        6,114,590
  Additional paid-in capital                    12,248,316       12,248,316
  Accumulated deficit                          (18,457,566)     (18,432,591)
                                               -----------      -----------
     Total shareholders' equity deficiency         (94,660)         (69,685)
                                               -----------      -----------
Total liabilities and shareholders' equity
  deficiency                                   $     2,764      $     1,694
                                               ===========      ===========


The accompanying notes are an integral part of these financial statements.

                   SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (UNAUDITED)

                                                   2003             2002
                                               -----------      -----------

Operating expenses:
   General and administrative                  $    24,622      $    55,015
                                               -----------      -----------
Operating loss                                     (24,622)         (55,015)

Other income (expense):
  Gain on sale of securities                          -              43,469
  Interest expense, net                               (353)          (1,800)
                                               -----------      -----------
                                                      (353)          41,669
                                               -----------      -----------
Loss from continuing operations                    (24,975)         (13,346)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment          -              (1,686)
  Loss from operations of discontinued
   components                                         -             (87,108)
                                               -----------      -----------
Loss from discontinued operations                     -             (88,794)
                                               -----------      -----------
   Net loss                                        (24,975)        (102,140)
                                               ===========      ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations            $     (0.01)     $     (0.01)
    Loss from discontinued operations                 -               (0.02)
                                               -----------      -----------
     Net loss per share                        $     (0.01)     $     (0.03)
                                               ===========      ===========












The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (UNAUDITED)


                                                   2003             2002
                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $   (24,975)     $  (102,140)
    Adjustments to reconcile net loss to
     net cash used in operating activities
     of continuing operations:
    Loss from discontinued operations                 -              88,794
    Gain on sale of securities                        -             (43,469)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                  -                  20
     Increase in prepaid expenses and other         (1,069)            (174)
     Decrease in bank overdraft                       -              (4,010)
                                               -----------      -----------
     Net cash used in operating activities
      of continuing operations                     (26,044)         (60,979)
                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities               26,045           60,979
                                               -----------      -----------
     Net cash provided by financing
      activities of continuing operations           26,045           60,979

Net cash used in discontinued operations              -             (87,347)
                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH                          1          (87,347)

CASH, beginning of period                              732          192,326
                                               -----------      -----------
CASH, end of period                            $       733      $   104,979
                                               ===========      ===========














The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company"), and its controlled subsidiaries through the dates of the following transactions. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 3). As of May 8, 2002, SPEA completed the distribution of all of the shares of All-American SportPark, Inc. ("AASP"), a publicly traded company, held by the Company to SPEA's shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002, have been classified as "Loss from discontinued operations" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result of the Rainbow sale and AASP spin-off, SPEA no longer has any interest in Rainbow or AASP and has no continuing operations other than those of a company seeking a business opportunity.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2003, and for all periods presented.

Certain reclassifications have been made to the 2002 interim financial statements for comparability with the current period.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002 from which the audited balance sheet as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,240,061 and 4,067,550 for the three-month periods ended March 31, 2003 and 2002, respectively.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with AASP and Rainbow, each of which are under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $16,000 in both 2003 and 2002. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent.

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

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's financial statements and related footnotes included in this report.

The Company's continuing operations relate to that of a company with no current operating business; this results in the Company incurring general and administrative costs necessary to support an active public company that is seeking a business opportunity.

RESULTS OF CONTINUING OPERATIONS   THREE MONTHS ENDED MARCH 31, 2003 AS
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 55.2% to $24,620 in 2003 compared to $55,015 in 2002 due to lower payroll expense. The difference relates to the salary of the Company's President that was paid in 2002 but not in 2003 because of the mid-2002 dispositions of the Company's operating businesses.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $24,973 in 2003 compared to $13,346 in 2002. The lower loss in 2002 is due mainly to a $43,469 one-time gain on sale of securities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a working capital deficit of $95,622. The Company's current and expected sources of working capital are related parties. Accordingly, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:


          99.1     Certification of Chief       Filed herewith
                   Executive Officer Pursuant   electronically
                   to 18 U.S.C. Section 1350

          99.2     Certification of Chief       Filed herewith
                   Financial Officer Pursuant   electronically
                   to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  May 15, 2003             By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer

Date:  May 15, 2003             By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer


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

Date:  May 15, 2003



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


Date:  May 15, 2003



/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)