Form 10KSB/A
period 2002-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2003-05-20
CIK 793044

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

Transitional Small Business Disclosure Format (check one): Yes __   No X



EXPLANATORY NOTE: This Amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2002, is being filed solely for the purpose of amending the financial statements.

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


                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
March 26, 2003

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 AND 2001



ASSETS

                                                   2002         2001
                                                ----------  ----------

Current assets:
  Cash                                           $  732      $  192,326
  Marketable securities                            -             79,010
  Accounts receivable                              -            126,771
  Inventory                                        -            554,265
  Prepaid expenses and other                       -             82,263
                                                 ------      ----------
     Total current assets                           732       1,034,635

Leasehold improvements and equipment, net          -            981,870
Due from affiliated stores                         -            182,766
Note receivable - related party                    -             20,000
Other assets                                        962          21,729
                                                 ------      ----------
     Total assets                                $1,694      $2,241,000
                                                 ======      ==========





























The accompanying notes are an integral part of these consolidated financial statements.

             SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001
                                 (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                    2002        2001
                                                -----------  -----------

Current portion of long-term debt               $      -     $    54,827
Current portion of obligations under
 capital leases                                        -          16,358
Accounts payable and accrued expenses                  -       1,380,607
                                                -----------  -----------
     Total current liabilities                         -       1,451,792

Note payable to shareholder                            -       5,129,879
Due to affiliated stores                             71,379    1,391,936
Long-term debt, net of current portion                 -         438,600
Deferred income                                        -         178,929
                                                -----------  -----------
     Total liabilities                               71,379    8,591,136


Minority Interest                                      -         373,724

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares
   authorized; no shares issued                        -            -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,240,061 and
   4,067,549 shares issued and outstanding
   at December 31, 2002 and 2001, respectively    6,114,590    6,107,700
  Additional paid-in capital                     12,248,316    5,361,687
  Accumulated other comprehensive income               -          47,234
  Accumulated deficit                           (18,432,591) (18,240,481)
                                                -----------  -----------
     Total shareholders' equity deficiency          (69,685)  (6,723,860)
                                                -----------  -----------
Total liabilities and shareholders'
  equity deficiency                             $     1,694  $ 2,241,000
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



                                                         Accumulated
                                            Additional     Other
                    Preferred     Common     Paid-In     Comprehensive   Accumulated
                      Stock       Stock      Capital       Income          Deficit        Total
                    ----------    ------    ----------   ------------   ------------   ------------
Balances,
January 1, 2001     $    -      $6,107,700  $   268,300    $65,615      $(17,085,161)  $(10,643,546)

AASP purchase and
retirement of sub-
sidiary's Series A
convertible pre-
ferred stock                                  4,995,000                                   4,995,000

AASP exchange of
minority interest
in its subsidiary
for land lease
obligation                                       98,387                                      98,387

Comprehensive loss:
  Net loss                                                                (1,155,320)    (1,155,320)
  Other comprehensive
   loss:
    Unrealized holding
     losses on
     securities                                            (18,381)                         (18,381)
                    ----------  ----------   ----------     -------      ------------   -----------
Balances,
December 31, 2001         -      6,107,700    5,361,687     47,234       (18,240,481)    (6,723,860)

Common stock issued
for services                         6,890                                                    6,890

Spin-off of AASP
subsidiary                                    6,631,086                                   6,631,086


Debt forgiveness
recorded as con-
tributed capital                                255,543                                     255,543

Comprehensive loss:
  Net loss                                                                  (192,110)      (192,110)
  Other comprehensive
   loss:
    Unrealized holding
     losses on
     securities                                            (47,234)                         (47,234)
                    ----------  ----------  -----------    -------      ------------   ------------
Balances,
December 31, 2002   $     -     $6,114,590  $12,248,316    $  -         $(18,432,591)  $    (69,685)
                    ==========  ==========  ===========    =======      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

            SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002        2001
                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (192,110) $(1,155,320)
    Adjustment to reconcile net loss to
     net cash used in operating activities
     of continuing operations:
      Loss from discontinued operations              26,155      930,016
      Gain on sale of securities to subsidiary      (43,469)        -
      Common stock issued for services                6,890         -
      Changes in operating assets and liabilities:
       Decrease in accounts receivable                   20          220
       Decrease (increase) in prepaid expenses
        and other                                     1,323       (1,177)
       Decrease in accounts payable and accrued
        expenses                                       -        (137,810)
                                                -----------  -----------
        Net cash used in operating activities
        of continuing operations                   (201,191)    (364,071)
                                                -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank overdraft              (3,286)       3,083
  Increase in due to related entities               205,209      360,988
                                                -----------  -----------
        Net cash provided by financing
        activities of continuing operations         201,923      364,071

Net cash used in discontinued operations           (192,326)    (287,800)

NET DECREASE IN CASH                               (191,594)    (287,800)

CASH, beginning of period                           192,326      480,126
                                                -----------  -----------
CASH, end of period                             $       732  $   192,326
                                                ===========  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of subsidiary's stock in exchange
   for reduction of debt                        $   614,000  $      -
                                                ===========  ===========










The accompanying notes are an integral part of these consolidated financial statements.

          SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company"), and its controlled subsidiaries through the dates of the following transactions. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 3). As of May 8, 2002, SPEA completed the distribution ("spin-off") of all of the shares of All-American SportPark, Inc. ("AASP"), a publicly traded company, held by the Company to SPEA's shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002, have been classified as "Loss from operations of discontinued component" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144,
Accounting for the Impairment or Disposal of Long-lived Assets.   As a result
of the Rainbow sale and AASP spin-off, SPEA no longer has any interest in Rainbow or AASP and has no continuing operations other than those of a company seeking a business opportunity.

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

3.   RELATED PARTY TRANSACTIONS

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President in exchange for a settlement of debt owed by SPEA to Rainbow in an amount equal to Rainbow's net book value, which approximated its estimated fair value of $347,000. In addition, the Company's President agreed to have Rainbow forgive all remaining amounts owed, approximately $255,000, to Rainbow by SPEA at the time the transaction was approved. These transactions closed August 31, 2002. No gain or loss was recognized on the sale, and the contemporaneous forgiveness was accounted for as a contribution of capital.

     Following the foregoing transactions and the spin-off described in Note 1.b., the Company has had continuing transactions and relationships with AASP and Rainbow, each of which are now under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $50,000 in both 2002 and 2001. Currently, there is no plan in place regarding repayment of these advances; however, it is expected that the advances made to the Company will accrue interest at a market rate until repaid.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: May 20, 2003                By:/s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer


                                CERTIFICATIONS

     I, Vaso Boreta, Chief Executive Officer, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Sports Entertainment Enterprises, Inc.;

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

Date:  May 20, 2003


/s/ Vaso Boreta
Vaso Boreta
Chief Executive Officer
(Principal Executive Officer)


     I, Kirk Hartle, Chief Financial Officer, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Sports Entertainment Enterprises, Inc.;

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

Date:  May 20, 2003


/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)


                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the amended Annual Report on Form 10-KSB/A of Sports Entertainment Enterprises, Inc. for the year ended December 31, 2002:

     1) Complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sports Entertainment Enterprises, Inc.



/s/ Vaso Boreta                      /s/ Kirk Hartle
Vaso Boreta                          Kirk Hartle
Chief Executive Officer              Chief Financial Officer
May 20, 2003                         May 20, 2003