Form 10QSB
period 2003-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2003-08-12
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2003


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

                        Yes  [X]          No [ ]



As of August 12, 2003, 4,283,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]











                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB
                                   INDEX
                                                               Page Number

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
         June 30, 2003 and December 31, 2002                        3

         Statements of Operations
         Three Months Ended June 30, 2003 and 2002                  4

         Statements of Operations
         Six Months Ended June 30, 2003 and 2002                    5

         Statements of Cash Flows
         Six Months Ended June 30, 2003 and 2002                    6

         Notes to Financial Statements                              7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                          9

Item 3.  Controls and Procedures                                   10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         11

Item 2.  Changes in Securities                                     11

Item 3.  Defaults Upon Senior Securities                           11

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 5.  Other Information                                         11

Item 6.  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                         12

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                 BALANCE SHEETS
                      JUNE 30, 2003 AND DECEMBER 31, 2002

                                                    2003            2002
                                                ------------    ------------
ASSETS                                    (Unaudited)

Current assets:
  Cash                                          $        735    $        732
  Prepaid expenses and other                             712            -
                                                ------------    ------------
     Total current assets                              1,447             732

Other assets                                             962             962
                                                ------------    ------------
     Total assets                                      2,409           1,694
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                                    105,623          71,379
                                                ------------    ------------
     Total liabilities                               105,623          71,379
                                                ------------    ------------
Shareholders' equity deficiency:
 Series A Convertible Preferred Stock, no par
  value, 5,000,000 shares authorized; no
  shares issued                                         -               -
 Common Stock, no par value, 100,000,000 shares
  authorized, 4,283,061 and 4,240,061 shares
  issued and outstanding at June 30, 2003 and
  December 31, 2002, respectively                  6,114,590       6,114,590
 Additional paid-in capital                       12,248,746      12,248,316
 Accumulated deficit                             (18,466,550)    (18,432,591)
                                                ------------    ------------
     Total shareholders' equity deficiency          (103,214)        (69,685)
                                                ------------    ------------
Total liabilities and shareholders' equity
 deficiency                                     $      2,409    $      1,694
                                                ============    ============














The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)
                                                    2003            2002
                                                ------------    ------------
Operating expenses:
 General and administrative                     $     20,628    $     78,392
                                                ------------    ------------
Operating loss                                       (20,628)        (78,392)

Other income (expense):
 Gain on extinguishment of debt                       14,137            -
 Interest expense, net                                (2,493)         (1,816)
                                                ------------    ------------
                                                      11,644          (1,816)
                                                ------------    ------------
Loss from continuing operations                       (8,984)        (80,208)

DISCONTINUED OPERATIONS:
 Income from disposal of discontinued segment           -             29,882
 Income from operations of discontinued
   components                                           -             33,094
                                                ------------    ------------
Income from discontinued operations                     -             62,976
                                                ------------    ------------
     Net loss                                   $     (8,984)   $    (17,232)
                                                ============    ============

NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations               $       0.00    $      (0.02)
  Income from discontinued operations                    -              0.02
                                                ------------    ------------
     Net loss per share                         $       0.00    $       0.00
                                                ============    ============



















The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                                    2003            2002
                                                ------------    ------------
Operating expenses:
 General and administrative                     $     45,250    $    133,407
                                                ------------    ------------
Operating loss                                       (45,250)       (133,407)

Other income (expense):
 Gain on sale of securities                             -             43,469
 Gain on extinguishment of debt                       14,137            -
 Interest expense, net                                (2,846)         (3,616)
                                                ------------    ------------
                                                      11,291          39,853
                                                ------------    ------------
Loss from continuing operations                      (33,959)       (93,554)

DISCONTINUED OPERATIONS:
 Income from disposal of discontinued segment           -             28,196
 Loss from operations of discontinued
  components                                            -            (54,014)
                                                ------------    ------------
Loss from discontinued operations                       -            (25,818)
                                                ------------    ------------
     Net loss                                   $    (33,959)   $   (119,372)
                                                ============    ============

NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations               $      (0.01)   $      (0.02)
  Loss from discontinued operations                      -             (0.01)
                                                ------------    ------------
     Net loss per share                         $      (0.01)   $      (0.03)
                                                ============    ============


















The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                                    2003            2002
                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (33,959)   $   (119,372)
  Adjustments to reconcile net loss to net
   cash used in operating activities of
   continuing operations:
    Loss from discontinued operations                   -             25,818
    Gain on sale of securities                          -            (43,469)
    Common stock issued for services                     430           6,890
    Gain on extinguishment of debt                   (14,137)           -
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                    -                 20
     (Increase) decrease in prepaid expenses
      and other                                         (712)            291
     Decrease in bank overdraft                         -             (4,013)
                                                ------------    ------------
     Net cash used in operating activities
      of continuing operations                       (48,378)       (133,835)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to affiliates                        48,381         133,835
                                                ------------    ------------
     Net cash provided by financing
      activities of continuing operations             48,381         133,835

Net cash used in discontinued operations                -           (125,158)
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH                            3        (125,158)

CASH, beginning of period                                732         192,326
                                                ------------    ------------
CASH, end of period                             $        735    $     67,168
                                                ============    ============















The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company"), and its controlled subsidiaries through the dates of the following transactions. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 3). As of May 8, 2002, SPEA completed the distribution of all of the shares of All-American SportPark, Inc. ("AASP"), a publicly traded company, held by the Company to SPEA's shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002, have been classified as "Loss from discontinued operations" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result of the Rainbow sale and AASP spin-off, SPEA no longer has any interest in Rainbow or AASP and has no continuing operations or activities other than those of a company seeking a business opportunity.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2003, and for all periods presented.

Certain reclassifications have been made to the 2002 interim financial statements for comparability with the current period.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002 from which the audited balance sheet information as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,280,698 and 4,171,656 for the three-month periods ended June 30, 2003 and 2002, respectively, and 4,260,492 and 4,119,890 for the six-month periods ended June 30, 2003 and 2002, respectively.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with AASP and Rainbow, each of which are substantially under common control. The types of costs and expenses that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $16,000 in the second quarter of both 2003 and 2002. Currently, there is no arrangement in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent. In the second quarter of 2003, Rainbow forgave $14,137 of amounts due Rainbow from SPEA.

4.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party, and the resultant obligation accrues interest at the rate of ten percent per annum until repaid.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's financial statements and related notes included in this report.

The Company has no current operating business; thus, its continuing operations and activities consist solely of incurring general and administrative costs necessary to support an active public company that is seeking a business opportunity.

RESULTS OF CONTINUING OPERATIONS   THREE MONTHS ENDED JUNE 30, 2003 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 73.7% to $20,628 in 2003 compared to $78,392 in 2002 due to lower payroll expense and professional fees. The lower payroll expense relates to the salary of the Company's President that was paid in 2002 but not in 2003 because of the mid-2002 dispositions of the Company's operating businesses. Approximately $30,000 in professional fees were incurred in 2002 to facilitate the aforementioned dispositions.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $8,984 in 2003 compared to $80,208 in 2002. The lower loss in 2003 is due mainly to the reasons described above along with a $14,137 gain on extinguishment of debt owed to an affiliate (Rainbow) by the Company.

RESULTS OF CONTINUING OPERATIONS   SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED
TO THE SIX MONTHS ENDED JUNE 30, 2002

     GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 66.1% to $45,250 in 2003 compared to $133,407 in 2002 due to lower payroll expense and professional fees. The lower payroll expense relates to the salary of the Company's President that was paid in 2002 but not in 2003 because of the mid-2002 dispositions of the Company's operating businesses. Approximately $30,000 in professional fees were incurred in 2002 to facilitate the aforementioned dispositions.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $33,959 in 2003 compared to $93,554 in 2002. The lower loss in 2003 is due to the reasons described above along with a $14,137 gain on extinguishment of debt owed to Rainbow by the Company, offset by a 2002 gain of $43,469 on sale of securities.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company had a working capital deficit of $104,176. The Company's current and expected sources of working capital are related parties. Accordingly, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no arrangement in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          31.1     Certification of Chief          Filed herewith
                   Executive Officer Pursuant      electronically
                   to Section 302 of the
                   Sarbanes-Oxley Act of 2002

          31.2     Certification of Chief          Filed herewith
                   Financial Officer Pursuant      electronically
                   to Section 302 of the
                   Sarbanes-Oxley Act of 2002

          32.1     Certification of Chief          Filed herewith
                   Executive Officer Pursuant      electronically
                   to 18 U.S.C. Section 1350

          32.2     Certification of Chief          Filed herewith
                   Financial Officer Pursuant      electronically
                   to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  August 12, 2003          By:/s/ Voss Boreta
                                   Voss Boreta, President and
                                   Chief Executive Officer


Date:  August 12, 2003          By:/s/ Kirk Hartle
                                   Kirk Hartle, Chief Financial Officer