Form 10QSB
period 2003-09-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2003-11-14
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003




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

                            Yes X             No___

As of November 12, 2003, 4,283,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X



                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets - September 30, 2003 and December
         31, 2002 .................................................  3

         Statements of Operations - Three Months Ended
         September 30, 2003 and 2002 ..............................  4

         Statements of Operations - Nine Months Ended
         September 30, 2003 and 2002 ..............................  5

         Statements of Cash Flows - Nine Months Ended
         September 30, 2003 and 2002 ..............................  6

         Notes to Financial Statements ............................  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ........................................  9

Item 3.  Controls and Procedures .................................. 11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ........................................ 11

Item 2.  Changes in Securities .................................... 11

Item 3.  Defaults Upon Senior Securities .......................... 11

Item 4.  Submission of Matters to a Vote of Security Holders ...... 11

Item 5.  Other Information ........................................ 11

Item 6.  Exhibits and Reports on Form 8-K ......................... 11

SIGNATURES ........................................................ 12

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                 2003             2002
                                             ------------     ------------
                                             (Unaudited)
ASSETS

Current assets:
  Cash                                       $        736     $        732
  Prepaid expenses and other                          356             -
                                             ------------     ------------
     Total current assets                           1,092              732

Other assets                                          962              962
                                             ------------     ------------
     Total assets                                   2,054            1,694
                                             ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                                 127,923           71,379
                                             ------------     ------------
     Total liabilities                            127,923           71,379
                                             ------------     ------------
Shareholders' equity deficiency:
 Series A Convertible Preferred Stock, no
  par value, 5,000,000 shares authorized;
  no shares issued                                   -                -
 Common Stock, no par value, 100,000,000
  shares authorized, 4,283,061 and
  4,240,061 shares issued and outstanding
  at September 30, 2003 and December 31,
  2002, respectively                            6,114,590        6,114,590
 Additional paid-in capital                    12,248,746       12,248,316
 Accumulated deficit                          (18,489,205)     (18,432,591)
                                             ------------     ------------
     Total shareholders' equity deficiency       (125,869)         (69,685)
                                             ------------     ------------
Total liabilities and shareholders' equity
 deficiency                                  $      2,054     $      1,694
                                             ============     ============











The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                (Unaudited)

                                                 2003             2002
                                             ------------     ------------

Operating expenses:
 General and administrative                  $     19,855     $     52,645
                                             ------------     ------------
Operating loss                                    (19,855)         (52,645)

Other income (expense):
 Interest expense, net                             (2,800)          (1,238)
                                             ------------     ------------

Loss from continuing operations                   (22,655)         (53,883)

DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
  components                                         -                (337)
                                             ------------     ------------
Loss from discontinued operations                    -                (337)
                                             ------------     ------------
     Net loss                                $    (22,655)    $    (54,220)

NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations            $      (0.01)    $      (0.01)
  Income from discontinued operations                -                -
                                             ------------     ------------
     Net loss per share                      $      (0.01)    $      (0.01)
                                             ============     ============





















The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)

                                                 2003             2002
                                             ------------     ------------
Operating expenses:
 General and administrative                  $     65,105     $    186,052
                                             ------------     ------------
Operating loss                                    (65,105)        (186,052)

Other income (expense):
 Gain on sale of securities                          -              43,469
 Gain on extinguishment of debt                    14,137             -
 Interest expense, net                             (5,646)          (4,854)
                                             ------------     ------------
                                                    8,491           38,615
                                             ------------     ------------
Loss from continuing operations                   (56,614)        (147,437)


DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
  components                                         -             (26,155)
                                             ------------     ------------
Loss from discontinued operations                    -             (26,155)
                                             ------------     ------------

     Net loss                                $    (56,614)    $   (173,592)
                                             ============     ============

NET LOSS PER SHARE:
 Basic and diluted:
   Loss from continuing operations           $      (0.01)    $      (0.04)
   Loss from discontinued operations                  -              (0.01)
                                             ------------     ------------
     Net loss per share                      $      (0.01)    $      (0.05)
                                             ============     ============
















The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)

                                                 2003             2002
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $    (56,614)    $   (173,592)
   Adjustments to reconcile net loss to
   net cash used in operating activities
   of continuing operations:
    Loss from discontinued operations                -              26,155
    Gain on sale of securities                       -             (43,469)
    Common stock issued for services                  430            6,890
    Gain on extinguishment of debt                (14,137)            -
    Changes in operating assets and
     liabilities:
      Decrease in accounts receivable                -                  20
      Increase in prepaid expenses and other         (356)          (2,246)
      Decrease in bank overdraft                     -              (3,286)
                                             ------------     ------------
     Net cash used in operating activities
      of continuing operations                    (70,677)        (189,528)
                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to affiliates                     70,681          190,257
                                             ------------     ------------
     Net cash provided by financing
      activities of continuing operations          70,681          190,257
                                             ------------     ------------

NET INCREASE IN CASH                                    4              729

CASH, beginning of period                             732             -
                                             ------------     ------------
CASH, end of period                          $        736     $        729
                                             ============     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Sale of subsidiary's stock in exchange for
  reduction of debt                          $       -        $    614,000
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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2003, and for all periods presented.

Certain reclassifications have been made to the 2002 interim financial statements for comparability with the current period.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002, from which the audited balance sheet information as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,283,061 and 4,240,061 for the three-month periods, and 4,268,098 and 4,160,440 for the nine-month periods ended September 30, 2003 and 2002, respectively.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with AASP and Rainbow, each of which are substantially under common control. The types of costs and expenses that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $15,000 in the third quarter of both 2003 and 2002. Currently, there is no arrangement in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent.

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

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Operations of LVDGT Rainbow, Inc. through August 31, 2002 and All-American SportPark, Inc. through May 8, 2002 have been classified as "Loss from discontinued operations" pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options.

     The Company does not employ any other accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

RESULTS OF CONTINUING OPERATIONS   THREE MONTHS ENDED SEPTEMBER 30, 2003 AS
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 62.3% to $19,855 in 2003 compared to $52,645 in 2002 due to lower payroll expense and professional fees. The lower payroll expense relates to the salary of the Company's President that was paid in 2002 but not in 2003, and because of mid-2002 dispositions of the Company's operating businesses. Approximately $15,000 in professional fees were incurred in 2002 to facilitate the aforementioned dispositions.

     INTEREST EXPENSE, NET. Net interest expense was $2,800 in 2003 compared to $1,238 in 2002. The increase results from interest accrued to related parties on advances made to pay the Company's operating costs since the Company does not have the funding to pay such costs.

     RESULTS OF CONTINUING OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 65.0% to $65,105 in 2003 compared to $186,052 in 2002 due to lower payroll expense and professional fees. The lower payroll expense relates to the salary of the Company's President that was paid in 2002 but not in 2003 and because of mid-2002 dispositions of the Company's operating businesses. Approximately $45,000 in professional fees were incurred in 2002 to facilitate the aforementioned dispositions.

     INTEREST EXPENSE, NET. Net interest expense was $5,646 in 2003 compared to $4,854 in 2002. The increase results from interest accrued to related parties on advances made to pay the Company's operating costs since the Company does not have the funding to pay such costs.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $56,614 in 2003 compared to $147,437 in 2002. The lower loss in 2003 is due to the reasons described above along with a $14,137 gain on extinguishment of debt owed to Rainbow by the Company, offset by a 2002 gain of $43,469 on sale of securities.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Company had a working capital deficit of $126,831. The Company's current and expected sources of working capital are related parties. Accordingly, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no arrangement in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

   31.1   Certification of Chief         Filed herewith
          Executive Officer Pursuant     electronically
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

   31.2   Certification of Chief         Filed herewith
          Financial Officer Pursuant     electronically
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

   32.1   Certification of Chief         Filed herewith
          Executive Officer Pursuant     electronically
          to 18 U.S.C Section 1350

   32.2   Certification of Chief         Filed herewith
          Financial Officer Pursuant     electronically
          to 18 U.S.C Section 1350

   (b)  Reports on Form 8-K.  None.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPORTS ENTERTAINMENT ENTERPRISES, INC.


Date:  November 12, 2003        By: /s/ Voss Boreta
                                   --------------------------------------
                                   Voss Boreta, President and
                                   Chief Executive Officer



Date:  November 12, 2003        By: /s/ Kirk Hartle
                                   --------------------------------------
                                   Kirk Hartle, Chief Financial Officer