Form 10KSB
period 2003-12-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2004-03-29
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2003

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

As of March 19, 2004, 4,283,061 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $72,600.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


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

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price was $347,000 paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President forgave all remaining amounts owed to Rainbow by SPEA at the time the transaction was approved that amounted to $255,000. The sale closed August 31, 2002.

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

                          BUSINESS OF THE COMPANY

     The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party and accrue interest at 10% per annum until repaid.

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

     At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company's stockholders that will, in turn, reduce each shareholder's proportionate ownership and voting power in the Company.

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

LIABILITY INSURANCE

     The Company does not carry any liability insurance due to no ongoing business operations.

MARKETING

     The Company is marketing itself to investment bankers and others who may be able to facilitate a public shell merger transaction. Several private companies with the desire to become public have been presented to the Company, none of which were deemed acceptable opportunities for the Company's shareholders.

COMPETITION

     The Company is competing with many other companies that have the same objective as the Company. This may inhibit the Company's ability to achieve its objective of finding a favorable reverse acquisition candidate to merge with the Company.

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

                                                  HIGH       LOW
     -----------------------------               ------     ------

     Year Ended December 31, 2003:
       First Quarter                             $0.030     $0.010
       Second Quarter                            $0.050     $0.010
       Third Quarter                             $0.025     $0.020
       Fourth Quarter                            $0.030     $0.020

     Year Ended December 31, 2002:
       First Quarter                             $0.460     $0.060
       Second Quarter                            $0.500     $0.040
       Third Quarter                             $0.100     $0.050
       Fourth Quarter                            $0.050     $0.025

     HOLDERS. The number of holders of record of the Company's no par value common stock at March 1, 2004, was approximately 1,000. This does not include approximately 1,000 shareholders that hold stock in their accounts at broker/dealers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's Financial Statements and the Notes thereto included in this report.

OVERVIEW

     The Company's continuing operations are thoseof a company with no current operating business; this results in the Company incurring general and administrative costs necessary to support an active public company that is seeking a business opportunity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Operations of LVDGT Rainbow, Inc. through August 31, 2002 and All-American SportPark, Inc. through May 8, 2002 have been classified as "Loss from discontinued operations" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options.

     The Company does not employ any other accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Except for allocations of general and administrative expenses by affiliates, there are no accounting estimates reflected in the Company's financial statements.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 58.4% to $85,008 in 2003 compared to $204,572 in 2002 is due to lower payroll expenses of about $75,000 and professional fees of about $45,000. The lower payroll expense relates to the salary of the Company's President that was paid in 2002 but not in 2003 because of mid-2002 dispositions of the Company's operating businesses. More professional fees were incurred in 2002 to facilitate the May 2002 spin-off of AASP and the July 2002 sale of the Rainbow retail store.

     INTEREST EXPENSE, NET. Net interest expense increased 95.6% to $9,491 in 2003 compared to $4,852 in 2002 due primarily to interest accruing on advances made from related parties to fund the Company's ongoing operations.


LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.c. to the financial statements, in its report dated February 20, 2004, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company seeking a business opportunity. At December 31, 2003, the Company had no working capital. The Company's current and expected sources of working capital are related parties. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP and these entities are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company will accrue interest at ten percent per annum until repaid.

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

     At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company's stockholders that will, in turn, reduce each shareholder's proportionate ownership and voting power in the Company.

     The Company has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks of a business or opportunity that it may enter into in only a general manner. An investor can expect any potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

     There are no planned material capital expenditures in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-10 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company are as follows:

       NAME           AGE             POSITIONS AND OFFICES HELD
------------------    ---   -------------------------------------------------
Vaso Boreta           69    Chairman of the Board, President, Chief Executive
                            Officer, Treasurer, and Secretary

Ronald S. Boreta      41    Director

Robert R. Rosburg     76    Director

William Kilmer        63    Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Directors or Officers of the Company.

     The Company does not currently have an audit committee. The full Board of Directors serves as the audit committee. The Company has no "audit committee financial expert" on the Board of Directors because, due to a lack of operating activities, it is not deemed necessary to have one. The Company also presently has no compensation or nominating committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     VASO BORETA has been Chairman of the Board of Directors since December 1989, President since July 1994, and Treasurer and Secretary since June 1992, and a Director of the Company since February 1988. He also served as the Company's President from February 1988 to December 1989, and October 1990 to June 1992. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. Mr. Boreta's original store is an Affiliated Store of the Company. Mr. Boreta devotes approximately 5% of his time to the business of the Company and the balance to operating his Affiliated Stores.

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

CODE OF ETHICS

     The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since the Company currently has no operations and has been focusing its efforts on locating a business opportunity.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer that received compensation in excess of $100,000 for the years ended December 31, 2003, 2002, and 2001, from the Company:





                                      8




                                  SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION                 AWARDS
                          ---------------------------   -----------------------
                                                                  SECURITIES
                                             OTHER      RE-       UNDERLYING     ALL
                                             ANNUAL     STRICTED  OPTIONS/      OTHER
NAME AND PRINCIPAL                           COMPEN-    STOCK     SARs          COMPEN-
POSITION            YEAR  SALARY(1)  BONUS   SATION(2)  AWARD(S)  (NUMBER)      SATION
------------------  ----  --------- -------- -------    --------- ------------  ------
Vaso Boreta,       2003  $      0    --         --        --        --          --
 President and     2002  $ 58,242    --      $17,173(2)   --        --          --
 Chairman of the   2001  $100,000    --      $30,250      --        --          --
 Board
______________

(1)  Includes $23,077 for 2001, $50,000 for 2000 deferred by Vaso Boreta. This election has made in September 1999 and the deferral ended in June 2001.

(2)  Represents amounts accrued or contributed by the Company to the Company's
     Supplemental Retirement Plan on behalf of Vaso Boreta.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     The Company's President, Vaso Boreta, did not have an employment
agreement with the Company.   Since July 31, 1994, the Company had paid Mr.
Vaso Boreta an annual salary of $100,000. Effective July 31, 2002, Vaso Boreta ceased receiving a salary from the Company.

STOCK OPTION PLANS

     In 1991, the Company's Board of Directors adopted a Stock Option Plan (the "1991 Plan"). The 1991 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. The Board of Directors determines vesting provisions at the time options are granted. The total number of shares of Common Stock subject to options under the 1991 Plan may not exceed 250,000, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than the fair market value of the Common Stock on the date the option is granted.

     Under the 1991 Plan, in August 1999, the Company's Board of Directors granted options to purchase 210,500 shares of the Company's common stock for a period of 5 years from the grant date. All such options are all 100% vested and were issued to the following people and were still outstanding as of March 15, 2004.

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

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's former Chief Financial Officer, to purchase an aggregate 25,000 shares of the Company's common stock at the price of $2.17 per share that is higher than the closing market price on the date of grant. The options are fully vested and expire April 24, 2005. Mr. Hartle resigned from the Company effective February 20, 2004.

SUPPLEMENTAL RETIREMENT PLAN

     The Company had a Supplemental Retirement Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer received benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company.

     The Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta of $17,173 for 2002 and $30,250 for 2001.

     Contributions to this plan ceased in August 2002 in connection with the discontinuance of salary being paid to Vaso Boreta.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2004, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------         ---------------           --------

Vaso Boreta                              6,984 (1)             0.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                     1,317,558 (2)            29.8%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                         2,500                0.1%
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                            2,500                0.1%
1853 Monte Carlo Way
Coral Springs, FL  33071

John Boreta                             969,710 (3)           22.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd. (4)            652,223                15.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                     1,325,633 (6)            29.7%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

All Directors and Officers            1,329,542                28.3%
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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes shares and exercise price information about the Company's equity compensation plans as of December 31, 2003:

------------------------------------------------------------------------------------
                                                                      Number of
                                                                 securities remain-
                                                                 ing available for
                                                                  future issuance
                      Number of securi-                             under equity
                      ties to be issued     Weighted-average     compensation plans
                      upon exercise of      exercise price of    (excluding securi-
                     outstanding options,  outstanding options,    ties reflected
                     warrants and rights   warrants and rights      in column (a))
   Plan Category             (a)                   (b)                  (c)
-----------------------------------------------------------------------------------
Equity compensation        235,500                $2.17                14,500
plans approved by
security holders
-----------------------------------------------------------------------------------
Equity compensation              0                  --                      0
plans not approved
by security holders
-----------------------------------------------------------------------------------
     Total                 235,500                $2.17                14,500
-----------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President. The purchase price was $347,000 paid by reducing amounts owed by SPEA to Rainbow. As additional consideration, the Company's President forgave all remaining amounts owed to Rainbow by SPEA at the time the transaction was approved that amounted to $255,000. The sale closed August 31, 2002.

     During 2002, the Paradise Store purchased $43,429 in sporting goods merchandise from the Rainbow Store. Also during 2002, the Paradise Store sold $242,846 in merchandise to the Rainbow Store. Management believes that the terms of these transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

     The Rainbow store and the Paradise Store shared advertising costs in the Las Vegas market on an equal basis. During 2002, the Rainbow store paid $70,050 for advertising.

     The Company has amounts payable to the Rainbow Store and AASP totaling approximately $150,000. Included in the foregoing balance is accrued interest payable of approximately $12,000. Until the Company achieves its objective of completing a transaction with a business enterprise, interest will continue to accrue on the outstanding balances due Rainbow and AASP at a rate of ten percent per annum. These advances are not evidenced by a signed promissory note and have no scheduled maturity. Rainbow and AASP have agreed to defer payment of these amounts until the Company achieves its stated objective.

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

10.21       Option Agreement, dated as     Incorporated by reference
            of October 19, 1998, by and    to the Registrant's Current
            between ASI Group, L.L.C.      Report on Form 8-K dated
            and Las Vegas Discount Golf &  October 19, 1998
            Tennis, Inc.

10.22       Voting Agreement, dated as     Incorporated by reference
            of October 19, 1998, by and    to the Registrant's Current
            among ASI Group, L.L.C. and    Report on Form 8-K dated
            Messrs. John Boreta, Ronald    October 19, 1998
            Boreta and Vaso Boreta and
            Boreta Enterprises, Inc.

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

10.25       Purchase Agreement among       Incorporated by reference
            Vaso Boreta, LVDGT Rainbow,    to the Registrant's Current
            Inc. and Sports Entertain-     Report on Form 8-K dated
            ment Enterprises, Inc.         August 31, 2002
            dated May 16, 2002


31          Certification of Chief         Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 302 of the
            Sarbanes-Oxley Act of 2002

32          Certification of Chief         Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350

     (b)  REPORTS ON FORM 8-K.

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2003 and 2002 by Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $8,000 and $15,500, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for tax services rendered by Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2003 and 2002, were $1,000 and $3,000, respectively.

ALL OTHER FEES

      None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide permissible non-audit services. The Company's Board of Directors has not established any policies or procedures other than those required by applicable laws and regulations. The non-audit services provided by the Company's principal accountant in 2003 were not pre-approved by the Board of Directors, but are not considered material and were incurred prior to the effectiveness of related rules.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sports Entertainment Enterprises, Inc.:

     We have audited the accompanying balance sheets of Sports Entertainment Enterprises, Inc. (a Colorado corporation) (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Entertainment Enterprises, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 1c to the financial statements, the Company has disposed of all of its operating businesses leaving it an active public company seeking a business opportunity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c.



                                    /s/ Piercy Bowler Taylor & Kern

                                    PIERCY BOWLER TAYLOR & KERN
Las Vegas, Nevada
February 20, 2004

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                 BALANCE SHEETS
                            DECEMBER 31, 2003 AND 2002

                                                 2003              2002
                                             ------------      ------------

ASSETS
  Cash                                       $      -          $        732
  Other assets                                        962               962
                                             ------------      ------------
     Total assets                            $        962      $      1,694
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                            $    150,579      $     71,379
                                             ------------      ------------
     Total liabilities                            150,579            71,379

Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares
   authorized; no shares issued                      -                 -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,283,061 and
   4,240,061 shares issued and outstanding
   at December 31, 2003 and December 31,
   2002, respectively                           6,114,590         6,114,590
  Additional paid-in capital                   12,248,746        12,248,316
  Accumulated deficit                         (18,512,953)      (18,432,591)
                                             ------------      ------------
     Total shareholders' equity deficiency       (149,617)          (69,685)
                                             ------------      ------------
Total liabilities and shareholders' equity
  deficiency                                 $        962      $      1,694
                                             ============      ============





















The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003              2002
                                             ------------      ------------
General and administrative expenses       $     85,008      $    204,572


Other income (expense):
  Gain on sale of securities                         -               43,469
  Gain on extinguishment of debt                   14,137              -
  Interest expense, net                            (9,491)           (4,852)
                                             ------------      ------------
                                                    4,646            38,617
                                             ------------      ------------
Loss from continuing operations                   (80,362)         (165,955)

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
   components                                        -              (26,155)
                                              ------------      ------------
     Net loss                                     (80,362)         (192,110)
                                             ============      ============

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations           $      (0.02)     $      (0.04)
   Loss from discontinued operations                 -                (0.01)
                                             ------------      ------------
     Net loss per share                      $      (0.02)     $      (0.05)
                                             ============      ============



























The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                           ACCUMULATED
                                             ADDITIONAL      OTHER
                      PREFERRED    COMMON    PAID-IN      COMPREHENSIVE   ACCUMULATED
                        STOCK      STOCK     CAPITAL         INCOME        DEFICIT       TOTAL
                      ---------  ---------- ------------  -------------  ------------  ----------

Balances,
January 1, 2002       $    -     $6,107,700 $  5,361,687  $     47,234   $(18,240,481) $(6,723,860)

Common stock issued
for services                          6,890                                                  6,890

Spin-off of AASP
subsidiary                                     6,631,086                                 6,631,086

Debt forgiveness
recorded as
contributed capital                              255,543                                   255,543

Comprehensive loss:
  Net loss                                                                   (192,110)    (192,110)
  Other comprehensive
  loss:
   Unrealized holding
   losses on securities                                        (47,234)                    (47,234)
                      ---------  ----------  -----------  -------------  ------------  -----------
Balances,
December 31, 2002          -     6,114,590   12,248,316          -       (18,432,591)     (69,685)
                      ---------  ----------  -----------  -------------  ------------  -----------

Common stock issued
for services                                         430                                       430

Net loss                                                                      (80,362)     (80,362)
                      ---------  ----------  -----------  -------------  ------------  -----------
Balances,
December 31, 2003     $     -    $6,114,590  $12,248,746  $        -     $(18,512,953)   $(149,617)
                      =========  ==========  ===========  =============  ============  ===========















The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003              2002
                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $    (80,362)     $   (192,110)
    Adjustment to reconcile net loss to
     net cash used in operating activities
     of continuing operations:
    Loss from discontinued operations                -               26,155
    Gain on sale of securities to subsidiary         -              (43,469)
    Gain on extinguishment of debt                (14,137)             -
    Common stock issued for services                  430             6,890
    Changes in operating assets and
     liabilities:
      Decrease in accounts receivable                -                   20
      Decrease in prepaid expenses and other         -                1,323
                                             ------------      ------------
        Net cash used in operating
         activities of continuing operations      (94,069)         (201,191)
                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                         -               (3,286)
  Increase in due to related entities              93,337           205,209
                                             ------------      ------------
        Net cash provided by financing
         activities of continuing operations       93,337           201,923

Net cash used in discontinued operations             -             (192,326)

NET DECREASE IN CASH                                 (732)         (191,594)

CASH, beginning of period                             732           192,326
                                             ------------      ------------
CASH, end of period                          $       -         $        732
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

           SPORTS ENTERTAINMENT ENTERPRISES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. ORGANIZATIONAL STRUCTURE

The accompanying financial statements include the accounts of Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company"), and its controlled subsidiaries through the dates of the following transactions. As of August 31, 2002, SPEA completed the sale of 100% of the stock of its former subsidiary, LVDGT Rainbow, Inc. ("Rainbow") to SPEA's President (Note 3). As of May 8, 2002, SPEA completed the distribution of all of the shares of All-American SportPark, Inc. ("AASP"), a publicly traded company, held by the Company to SPEA's shareholders of record as of May 3, 2002. Operations of Rainbow through August 31, 2002, and AASP through May 8, 2002, have been classified as "Loss from operations of discontinued component" pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for
the Impairment or Disposal of Long-lived Assets.   As a result of the Rainbow
sale and AASP spin-off, SPEA ceased having any interest in Rainbow or AASP and, has no continuing operations other than those of a company seeking a business opportunity.

     b.  DISCONTINUED OPERATIONS

The caption in the accompanying statements of operations for 2002 titled "loss from operations of discontinued components" represents the losses incurred by AASP and Rainbow through the disposal or spin-off date of the respective entity in 2002. For 2002, the loss incurred by AASP was $54,014 on revenues of $841,888; Rainbow earned income of $27,859 on revenues of $2,001,749.

     c.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs have been and are expected to continue being funded by a related party; the resultant obligation will accrue interest at 10% per annum until repaid.

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

     a.   STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     b.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 4,271,869 for 2003 and 4,180,509 for 2002.

3.   RELATED PARTY TRANSACTIONS

On July 3, 2002, the Company's shareholders approved the sale of the Company's subsidiary, LVDGT Rainbow, Inc., to the Company's President in exchange for a settlement of debt owed by SPEA to Rainbow in an amount equal to Rainbow's net book value, which approximated its estimated fair value of $347,000. In addition, the Company's President agreed to have Rainbow forgive all remaining amounts owed, approximately $255,000, to Rainbow by SPEA at the time the transaction was approved. These transaction closed August 31, 2002. No gain or loss was recognized on the sale, and the contemporaneous forgiveness was accounted for as a contribution of capital.

Following the foregoing transactions and the spin-off described in Note 1.b., the Company has had continuing transactions and relationships with AASP and Rainbow, each of which are now under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP, primarily AASP, and these entities are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately %65,000 and $60,000 in 2003 and 2002, respectively. Currently, there is no plan in place regarding repayment of these advances; however, the advances made are accruing interest at 10% per annum until repaid. In the second quarter of 2003, Rainbow forgave $14,137 of amounts due Rainbow from SPEA, which forgiveness has been treated as other income in the Company's 2003 statement of operations.

4.   INCOME TAXES

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                                  2003          2002
                                               -----------   -----------
Deferred Tax Assets:

   Net operating loss carryforward                 489,240       466,234
                                               -----------   -----------
Net Deferred Tax Asset Before valuation
Allowance                                          489,240       466,234
Valuation allowance                               (489,240)     (466,234)
                                               -----------   -----------
Net Deferred Tax asset (liability)             $      -      $      -
                                               ===========   ===========

As of December 31, 2002, the Company had available for income tax purposes approximately $1.3 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2011. A one hundred percent valuation allowance has been established against the net deferred tax asset since it appears more likely than not that they will not be realized.

5.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.   CAPITAL STOCK

In May 2002, after Board of Directors approval, SPEA issued 129,250 shares of its common stock to SPEA's Chief Financial Officer and an additional 43,000 shares of its common stock to a consultant in exchange for past services rendered to the Company. In April 2003, after Board of Directors approval, SPEA issued 43,000 shares of its common stock to an SPEA employee in exchange for past services rendered to the Company. These transactions were valued using the closing market price on or about the date the shares were issued.

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

     b.   STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan (the "Plan") that allows the Board to grant stock options from time to time to employees, officers and directors of the Company, and consultants to the Company. The Board of Directors has the power to determine vesting provisions and expiration at the time the option is granted and whether the option will be an Incentive Stock Option or otherwise. Incentive Stock Options will only be granted to persons who are employees or officers of the Company. The total number of shares of Common Stock subject to options under the Plan may not exceed 250,000, subject to adjustment in the event of certain recapitalizations and reorganizations. Options representing 210,500 shares were granted in 1999 at an exercise price of $2.17 and vested immediately; these options expire in August 2004. An option for 25,000 shares was granted in 2000 at an exercise price of $2.17; this option is fully vested and expires April 2005. Total options outstanding under the Plan were 235,500 at December 31, 2003 and 2002.

In connection with common shares issued in a private transaction in 1998, the Company issued the buyer 173,988 options for common stock of the Company still outstanding at an exercise price of $3.68 per share through October 19, 2008.

pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003: risk-free interest rates of 4.20%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 1.90; and a weighted-average expected life of the options of 2.42 years. The assumptions for 2002 were the same except for the volatility factor of 2.55 and the weighted average expected life of the options of 3.48 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              Year ended December 31,
                                              2003              2002
                                         -------------      ------------
Net loss
  As reported                              $(80,362)         $(192,110)
  Pro forma                                 (80,362)          (192,110)

Basic and diluted net loss per share
  As reported                                  (.02)              (.05)
  Pro forma                                    (.02)              (.05)


A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2003 and 2002, is presented below:

                                         2003                   2002
                               ----------------------  ----------------------
                                             Weighted               Weighted
                                             Average                Average
                                             Exercise               Exercise
                               Shares        Price     Shares       Price
                               ----------------------  ----------------------
Outstanding at beginning
 of year                       409,488       $2.82     409,488      $2.82
  Granted                         -            -          -           -
  Exercised                       -            -          -           -
  Forfeited                       -            -          -           -
  Expired                         -            -          -           -
                               ----------------------  ----------------------
Outstanding at end of year     409,488      $2.82      409,488      $2.82
                               ======================  ======================

Exercisable at end of year     409,488      $2.82      409,488      $2.82
                               ======================  ======================
Weighted average fair value
 of options granted                         $0.01                   $0.12
                               ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2003:

                             Options Outstanding         Options Exercisable
                     ----------------------------------- --------------------
                                 Weighted
                                 Average       Weighted              Weighted
                     Number      Remaining     Average    Number     Average
                     Out-        Contractual   Exercise   Exer-      Exercise
                     standing    Life (Years)  Price      cisable    Price
                     ----------------------------------  --------------------
Range of exercise
 prices $2.17-$3.68   409,488       2.42        $2.82     409,488      $2.82
                     ==================================  ====================

6.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

Until the sale of the Rainbow Store, the Company had a supplemental retirement plan for certain key employees and accrued contributions to the plan charged to continuing operations of $17,173 in 2002.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SPORTS ENTERTAINMENT ENTERPRISES, INC.


Dated: March 26, 2004              By:/s/ Vaso Boreta
                                       Vaso Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                        TITLE                       DATE
-----------------------       --------------------------       -------------




/s/ Vaso Boreta               President, Chairman of the      March 26, 2004
Vaso Boreta                   Board, Secretary, Treasurer
                              (Principal Financial
                              Officer) and Director



_______________________       Director
Ronald S. Boreta


/s/ Robert S. Rosburg         Director                        March 26, 2004
Robert S. Rosburg



/s/ William Kilmer            Director                        March 26, 2004
William Kilmer