Form 10QSB
period 2004-03-31
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2004-05-13
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2004




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

                            Yes X             No___

As of March 19, 2004, 4,283,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
         March 31, 2004 and December 31, 2003 ...............       3

         Statements of Operations
         Three Months Ended March 31, 2004 and 2003 .........       4

         Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003 .........       5

         Notes to Financial Statements ......................       6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................       8

Item 3.  Controls and Procedures ............................       9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................      10

Item 2.  Changes in Securities ..............................      10

Item 3.  Defaults Upon Senior Securities ....................      10

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................      10

Item 5.  Other Information ..................................      10

Item 6.  Exhibits and Reports on Form 8-K ...................      10

SIGNATURES ..................................................      11

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                 BALANCE SHEET
                       MARCH 31, 2004 AND DECEMBER 31, 2003

                                                    2004           2003
                                                ------------   ------------
                                                (Unaudited)

ASSETS

Deposits                                        $        962   $        962
                                                ------------   ------------
     Total assets                               $        962   $        962
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                               $    177,348   $    150,579
                                                ------------   ------------
     Total liabilities                               177,348        150,579
                                                ------------   ------------
Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares authorized;
   no shares issued                                     -              -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,240,061 shares
   issued and outstanding at March 31, 2004,
   and December 31, 2003, respectively             6,114,590      6,114,590
  Additional paid-in capital                      12,248,746     12,248,746
  Accumulated deficit                            (18,539,722)   (18,512,953)
                                                ------------   ------------
     Total shareholders' equity deficiency          (176,386)      (149,617)
                                                ------------   ------------
Total liabilities and shareholders'
 equity deficiency                              $        962   $        962
                                                ============   ============



















The accompanying notes are an integral part of these financial statements.

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                    2004           2003
                                                ------------   ------------
Operating expenses:
 Selling, general and administrative            $     23,784   $     24,622
                                                ------------   ------------
Operating loss                                       (23,784)       (24,622)

Other expenses:
 Interest expense, net                                (2,985)          (353)
                                                ------------   ------------
Net loss                                        $    (26,769)  $    (24,975)
                                                ============   ============

NET LOSS PER SHARE:
  Basic and diluted                             $      (0.01)  $      (0.01)
                                                ============   ============




































The accompanying notes are an integral part of these financial statements.

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                    2004           2003
                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (26,769)  $    (24,975)
   Adjustment to reconcile net loss to net
    cash used in operating activities:
   Changes in operating assets and
    liabilities:
     Increase in prepaid expenses                       -            (1,069)
                                                ------------   ------------
     Net cash used in operating activities           (26,769)       (26,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to affiliates                        26,769         26,045
                                                ------------   ------------

NET INCREASE IN CASH                                    -                 1

CASH, beginning of period                               -               732
                                                ------------   ------------
CASH, end of period                             $       -      $        733
                                                ============   ============





























The accompanying notes are an integral part of these financial statements.

                       SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2004, and for all periods presented.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2003, from which the audited balance sheet as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,240,061 for both of the three-month periods ended March 31, 2004 and 2003.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with All-American SportPark, Inc. ("AASP") and LVG&T Rainbow Inc. ("Rainbow"), all of which are under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP in 2003, and exclusively by AASP in 2004, and these entities, primarily AASP, are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $16,000 in both of the three month periods ended March 31, 2004 and 2003. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

The Company's primary plan and objective at this point is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

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

OVERVIEW

The Company's operations are solely those of a company with no current operating business; this results in the Company incurring general and administrative costs necessary to support an active public company that is seeking a business opportunity.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 3.5% to $23,784 in 2004, compared to $24,620 in 2003.

LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $26,769 in 2004, compared to $24,973 in 2003. The increased loss in 2004, is due mainly to greater interest expense accrued on advances made by an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of $176,386. The Company's current and expected sources of working capital are its majority shareholders and affiliates controlled thereby. Accordingly, in its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

The Company's primary plan and objective is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of the Company's stockholders that will, in turn, reduce each shareholders proportionate ownership and voting power in the Company.

The Company has no commitments to enter into or acquire a specific business opportunity and, therefore, is able to disclose the risks of a business or opportunity that it may enter into in only a general manner, and, unable to disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain information included in this quarterly report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                  SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  May 12, 2004               By:/s/ Vaso Boreta
                                     Vaso Boreta, President,
                                     Chief Executive Officer, and
                                     Principal Financial Officer