Form 10QSB
period 2004-06-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2004-08-16
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2004




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

                            Yes X             No___

As of June 30, 2004, 4,283,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB
                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
         June 30, 2004 and December 31, 2003 ...............        3

         Statements of Operations
         Three Months Ended June 30, 2004 and 2003 .........        4

         Statements of Operations
         Six Months Ended June 30, 2004 and 2003 ...........        5

         Statements of Cash Flows
         Six Months Ended June 30, 2004 and 2003 ...........        6

         Notes to Financial Statements .....................        7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................       9

Item 3.  Controls and Procedures ............................      10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................      11

Item 2.  Changes in Securities ..............................      11

Item 3.  Defaults Upon Senior Securities ....................      11

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................      11

Item 5.  Other Information ..................................      11

Item 6.  Exhibits and Reports on Form 8-K ...................      11

SIGNATURES ..................................................      12

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                 BALANCE SHEET
                       June 30, 2004 AND DECEMBER 31, 2003

                                                    2004           2003
                                                ------------   ------------
                                                (Unaudited)

ASSETS

Deposits                                        $        962   $        962
                                                ------------   ------------
     Total assets                               $        962   $        962
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to affiliates                               $    201,872   $    150,579
                                                ------------   ------------
     Total liabilities                               201,872        150,579
                                                ------------   ------------
Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares authorized;
   no shares issued                                     -              -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,283,061 shares
   issued and outstanding at June 30, 2004,
   and December 31, 2003, respectively             6,114,590      6,114,590
  Additional paid-in capital                      12,248,746     12,248,746
  Accumulated deficit                            (18,564,246)   (18,512,953)
                                                ------------   ------------
     Total shareholders' equity deficiency          (200,910)      (149,617)
                                                ------------   ------------
Total liabilities and shareholders'
 equity deficiency                              $        962   $        962
                                                ============   ============



















The accompanying notes are an integral part of these financial statements.

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                    2004           2003
                                                ------------   ------------

General and administrative expense              $     18,900   $     20,628

Other income (expense):
 Gain on extinguishment of debt                                      14,137
 Interest expense, net                                (5,624)        (2,493)
                                                ------------   ------------
Net loss                                        $    (24,524)  $     (8,984)
                                                ============   ============

NET LOSS PER SHARE:
  Basic and diluted                             $      (0.01)  $      (0.00)
                                                ============   ============


































The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                   2004          2003
                                                -----------   ----------

General and administrative expense              $    42,684   $   45,250

Other income (expense):
 Gain on extinguishment of debt                                   14,137
 Interest expense, net                               (8,609)      (2,846)
                                                -----------   ----------
                                                     (8,609)      11,291
                                                -----------   ----------

     Net loss                                       (51,293)     (33,959)
                                                ===========   ==========

NET LOSS PER SHARE
  Basic and diluted:                            $     (0.01)  $    (0.01)
                                                ===========   ==========






























The accompanying notes are an integral part of these financial statements.

                      SPORTS ENTERTAINMENT ENTERPRISES, INC.
                             STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                (UNAUDITED)

                                                    2004           2003
                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (51,293)  $    (33,959)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Common stock issued for services                                    430
    Gain on extinguishment of debt                                  (14,137)
    Increase in prepaid expenses and other                             (712)
                                                 -----------   ------------

     Net cash used in operating activities           (51,293)       (48,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to affiliates                        51,293         48,381
                                                ------------   ------------

NET INCREASE IN CASH                                    -                 3

CASH, beginning of period                               -               732
                                                ------------   ------------
CASH, end of period                             $       -      $        735
                                                ============   ============



























The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared by Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2004, and for all periods presented.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the audited balance sheet as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,283,061 and 4,260,492 for the three-month periods ended June 30, 2004 and 2003, respectively, and 4,283,061 and 4,280,698 for the six-month periods ended June 30, 2004 and 2003, respectively.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with All-American SportPark, Inc. ("AASP") and LVG&T Rainbow Inc. ("Rainbow"), all of which are under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP in 2003, and exclusively by AASP in 2004, and these entities, primarily AASP, are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $26,000 and $31,000 in the six-month periods ended June 30, 2004 and 2003, respectively. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

4.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has disposed of all of its operating businesses. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party, and the resultant obligations will accrue interest until repaid.

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

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 8.4% to $18,900 in 2004, compared to $20,628 in 2003.

LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations increased to $24,524 for the three months ended June 30, 2004, compared to $8,984 for the same period in 2003. The loss in 2004, is due to greater interest expense accrued on advances made by an affiliate of the Company whereas 2003, included a $14,137 gain on extinguishment of debt owed to an affiliate (Rainbow) by the Company.

RESULTS OF CONTINUING OPERATIONS   SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED
TO THE SIX MONTHS ENDED JUNE 30, 2003

GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 5.7% to $42,684 in 2004, compared to $45,250 in 2003.

LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations increased to $51,293 for the six-months ended June 30,2004, compared to $33,959 for the same period in 2003. The increased loss in 2004, is due to greater interest expense accrued on advances made by affiliates of the Company whereas 2003, included a $14,137 gain on extinguishment of debt owed to an affiliate (Rainbow) by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a working capital deficit of $200,907. The Company's current and expected sources of working capital are its majority shareholders and affiliates controlled thereby. Accordingly, in its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in internal control over financial reporting that occurred during the second quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                  SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  August 16, 2004            By:/s/ Vaso Boreta
                                     Vaso Boreta, President,
                                     Chief Executive Officer, and
                                     Principal Financial Officer