Form 10QSB
period 2004-09-30
SPORTS ENTERTAINMENT ENTERPRISES INC
filed 2004-11-15
CIK 793044

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004




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

                            Yes X             No___

As of September 30, 2004, 4,283,061 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                                FORM 10-QSB

                                   INDEX
                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
         September 30, 2004 and December 31, 2003 ...............   3

         Statements of Operations
         Three Months Ended September 30, 2004 and 2003 .........   4

         Statements of Operations
         Nine Months Ended September 30, 2004 and 2003...........   5

         Statements of Cash Flows
         Nine Months Ended September 30, 2004 and 2003 ..........   6

         Notes to Financial Statements ..........................   7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ......................................   9

Item 3.  Controls and Procedures ................................   11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ......................................   11

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds.........................................   11

Item 3.  Defaults Upon Senior Securities ........................   11

Item 4.  Submission of Matters to a Vote of Security
         Holders ................................................   11

Item 5.  Other Information ......................................   11

Item 6.  Exhibits ...............................................   11

SIGNATURES ......................................................   12

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                              BALANCE SHEETS
                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                    2004           2003
                                                ------------   ------------
                                                (Unaudited)

ASSETS

Deposits                                        $        962   $        962
                                                ------------   ------------
     Total assets                               $        962   $        962
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Due to related entities                         $    232,372   $    150,579
                                                ------------   ------------
     Total liabilities                               232,372        150,579
                                                ------------   ------------
Shareholders' equity deficiency:
  Series A Convertible Preferred Stock,
   no par value, 5,000,000 shares authorized;
   no shares issued                                     -              -
  Common Stock, no par value, 100,000,000
   shares authorized, 4,283,061 shares
   issued and outstanding at September 30, 2004,
   and December 31, 2003, respectively             6,114,590      6,114,590
  Additional paid-in capital                      12,248,746     12,248,746
  Accumulated deficit                            (18,594,746)   (18,512,953)
                                                ------------   ------------
     Total shareholders' equity deficiency          (231,410)      (149,617)
                                                ------------   ------------
Total liabilities and shareholders'
 equity deficiency                              $        962   $        962
                                                ============   ============


















The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)


                                                    2004           2003
                                                ------------   -----------

General and administrative expense              $     25,152   $    19,855


Other expenses:
  Interest expense                                    (5,348)       (2,800)
                                                ------------   -----------
Net loss                                        $    (30,500)  $   (22,655)
                                                ============   ===========

NET LOSS PER SHARE:
  Basic and diluted                             $      (0.01)  $     (0.01)
                                                ============   ===========



































The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                (UNAUDITED)

                                                    2004           2003
                                                 -----------    ----------

General and administrative expense               $    67,836    $   65,105
                                                 -----------    ----------

Other income (expense):
  Gain on extinguishment of debt                        -           14,137
  Interest expense                                   (13,957)       (5,646)
                                                 -----------    ----------

Total other income (expense)                         (13,957)        8,491
                                                 -----------    ----------
Net loss                                             (81,793)      (56,614)
                                                 ===========    ==========

NET LOSS PER SHARE
  Basic and diluted:                             $     (0.01)   $    (0.01)
                                                 ===========    ==========































The accompanying notes are an integral part of these financial statements.

                    SPORTS ENTERTAINMENT ENTERPRISES, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               (UNAUDITED)

                                                    2004           2003
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $   (81,793)   $   (56,614)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Common stock issued for services                                    430
    Gain on extinguishment of debt                                  (14,137)
    Increase in prepaid expenses and other                             (356)
                                                 -----------    -----------
     Net cash used in operating activities           (81,793)       (70,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to related entities                  81,793         70,681
                                                 -----------    -----------

NET INCREASE IN CASH                                    -                 4

CASH, beginning of period                               -               732
                                                 -----------    -----------
CASH, end of period                              $      -       $       736
                                                 ===========    ===========




























The accompanying notes are an integral part of these financial statements.

                     SPORTS ENTERTAINMENT ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared by Sports Entertainment Enterprises, Inc. ("SPEA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2004, and for all periods presented.

These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the audited balance sheet as of that date is derived.

2.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted earnings per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 4,283,061 for both the three-month periods ended September 30, 2004 and 2003, and 4,283,061 and 4,268,098 for the nine-month periods ended September 30, 2004 and 2003, respectively.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with All-American SportPark, Inc. ("AASP") and LVG&T Rainbow Inc. ("Rainbow"), both of which are under substantial common control. The types of activities that are shared by these entities are payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Ongoing expenses incurred by the Company have been paid by Rainbow or AASP in 2003, and exclusively by AASP in 2004, and these entities, primarily AASP, are expected to continue this practice. AASP allocated administrative payroll costs to the Company of approximately $37,200 and $48,200 in the nine-month periods ended September 30, 2004 and 2003, respectively. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased $5,297 or 26.7% to $25,152 in 2004 from $19,855 in 2003. The increase results primarily from an increase in legal fees of $7,471 and audit and tax fees of $1,721 offset by reductions of $3,826 in salary allocations from a related party, All-American SportPark, Inc.("AASP").

INTEREST EXPENSE. Interest expense is incurred on amounts due to related companies as discussed in Note 3 to the financial statements. The Company has not made payments on amounts due to related companies in 2004 resulting in an increased liability and accordingly an increase in interest expense of $2,548 to $5,348 in 2004 compared to $2,800 in 2003. The interest rate on related party liabilities in 2004 remains the same as 2003 at 10% per annum.

NET LOSS. The net loss increased $7,845 or 34.6% to $30,500 for the three months ended September 30, 2004 compared to $22,655 for the same period in 2003. The increased loss in 2004 is due primarily to increased legal and audit fees of $9,192 and increased interest expense of $2,548 offset by a decrease in salary expense of $3,826.

RESULTS OF CONTINUING OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2004, AS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased $2,731 or 4.2% to $67,836 in 2004 compared to $65,105 in 2003.

INTEREST EXPENSE. Interest expense is incurred on amounts due to related companies as discussed in Note 3 to the financial statements. The Company has not made payments on amounts due to related companies in 2004 resulting in an increased liability and accordingly an increase in interest expense of $8,311 to $13,957 in 2004 compared to $5,646 in 2003. The interest rate on related party liabilities in 2004 remains the same as 2003 at 10% per annum.

NET LOSS. Net loss increased $25,179 or 44.5% to $81,793 for the nine-months ended September 30, 2004, compared to $56,614 for the same period in 2003. The increased loss in 2004 is primarily due to $14,137 gain on extinguishment of debt in 2003, increased legal and audit fees of $12,119, increased interest expense of $8,311, and increased investor relations expense of $1,260 offset by decreased salary expense of $11,473.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a working capital deficit of $231,410. The Company's current and expected sources of working capital are its majority shareholders and affiliates controlled thereby. Accordingly, in its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. Ongoing expenses incurred by the Company necessary for it to remain an active public company seeking a business opportunity have been paid by Rainbow or AASP and these entities, primarily AASP, are expected to continue this practice. Currently, there is no plan in place regarding repayment of these advances; however, the advances made to the Company accrue interest at ten percent per annum.

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

The Company has no commitments to enter into or acquire a specific business opportunity and, therefore, is only able to disclose the risks of a business or opportunity that it may enter into in only a general manner, and, is unable to disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in internal control over financial reporting that occurred during the third quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits.

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

                                  SPORTS ENTERTAINMENT ENTERPRISES, INC.



Date:  November 15, 2004          By:/s/ Vaso Boreta
                                     Vaso Boreta, President,
                                     Chief Executive Officer, and
                                     Principal Financial Officer