Form 10KSB
period 2004-12-31
CKX, Inc.
filed 2005-03-31
CIK 793044

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-17436

CKX, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0118168 (I.R.S. Employer Identification Number)
650 Madison Avenue New York, New York 10022 (Address of Principal Executive Offices and Zip Code)
Registrant's Telephone Number, Including Area Code: (212) 838-3100
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the registrant's common stock held by non-affiliates on December 31, 2004 (based on the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on such date) was $9,689,932.

As of March 30, 2005 there were 68,402,195 shares of the registrant's common stock outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

        CKX, Inc., together with its subsidiaries and predecessors, will be referred to in this Form 10-KSB Annual Report by terms such as "we," "us," "our," "CKX," the "registrant" and the "Company," unless the context otherwise requires. On February 7, 2005, an entity formed and controlled by Robert F. X. Sillerman ("RFX Acquisition LLC") acquired control of the registrant, which had been inactive since it sold all of its assets in August 2002. Also, subsequent to the end of our fiscal year ended December 31, 2004, we completed two material acquisitions, which are described herein.

        We are engaged in the ownership, development and commercial utilization of entertainment content. To date, we have focused on acquiring globally recognized content, including the rights to the name, image and likeness of Elvis Presley and certain proprietary rights to the "Pop Idol" brand (the "IDOLS brand"), including American Idol™ in the United States and Pop Idol™ in the United Kingdom, all of which have a proven history of consistently generating revenue across multiple entertainment platforms, including the licensing of music, film and television rights; the sale of sponsorship opportunities; the development and sale of artist merchandising; the operation of themed attractions; the management of artists' careers and the production of live tours.

        We are in active discussions with individuals and companies that own or control various forms of popular media and entertainment content, including intellectual property rights in music, films, television programs, written works and characters (fictional, cartoon and otherwise), the rights to names, images and likenesses, video games and corporate brands.

Acquisitions Made Subsequent to December 31, 2004

Presley Business

        On February 7, 2005, we acquired an 85% controlling interest in each of Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises, LLC, which together directly own the Presley business. The Presley business' activities are primarily comprised of the operation of Graceland and the licensing of intellectual property relating to Elvis Presley. The Graceland business includes revenues derived from the operation of the Graceland museum and related attractions, the operation of Elvis Presley's Heartbreak Hotel, and the operation of an apartment complex in Memphis, Tennessee. The licensing of intellectual property business includes the licensing of the name, image, likeness and trademarks associated with Elvis Presley, the exploitation of certain owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and certain of his recorded music. We also own and/or have the right to use a significant amount of memorabilia including items currently on display at Graceland.

  Graceland Operations

  Graceland

        Graceland, the 13.5-acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 570,000 visitors per annum.

        We operate Graceland under the terms of a 90-year lease with The Promenade Trust. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley business, and will make monthly payments of $1.00 per month during the term of the lease. We have also acquired all worldwide rights, title and interest in and to the name "Graceland," which name may be used at additional themed locations as well as in Memphis, Tennessee.

        The focal point of the Graceland business is the mansion tour, which includes a guided walk through the living room, music room, Elvis' parents' bedroom, the dining room, kitchen, TV room, pool room, and "jungle" den in the main house, and, behind the house, Elvis' racquetball building and his original business office. The tour includes an extensive display of Elvis' gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.

        In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and/or used by Elvis, the "Sincerely Elvis" museum, which features changing exhibits of Elvis memorabilia, a movie theater showing movies starring Elvis, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, retail stores offering Elvis themed merchandise, restaurants, a wedding chapel, ticketing and parking. We also own and operate our own retail stores and directly produce exclusive licensed merchandise for visitors to Graceland.

        Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley business.

  Elvis Presley's Heartbreak Hotel

        Adjacent to the mansion and related attractions, we have, since 1998, operated Elvis Presley's Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley's Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. In addition to the regular guest rooms, the Heartbreak Hotel has four themed suites which provide guests with an opportunity to experience an Elvis themed lodging experience. The hotel had an average occupancy rate of approximately 80% during the year ended December 31, 2004.

  Licensing and Intellectual Property

  Music Rights

        We own co-publishing rights to approximately 650 music compositions that Elvis Presley recorded. Chrysalis Music Publishing administers our company's share of these compositions, along with that of one of two other co-publishers pursuant to an administration agreement. Approximately 40% of our publishing income from these compositions originates from outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works.

        We also own rights to receive royalties from sales of certain records Elvis recorded. Under his recording contract with RCA (now part of Sony BMG Music Entertainment), Elvis was entitled to receive an artist's royalty on record sales. In March 1973, Elvis sold his ongoing royalty right for a lump sum payment from RCA on everything he had recorded up to that time. We continue to receive royalties on sales of records Elvis recorded after March 1973.

        BMG (as RCA's successor) generally does not have the right to license Elvis' master recordings for any commercial use other than the direct sale of sound recordings. We negotiate, together with BMG, when requests are received for the use of these masters in a commercial setting. In addition, we retain the right to approve remixes and edits of any of the master recordings.

  Name, Image & Likeness

        We own the name, image and likeness of Elvis Presley as well as trademarks in various names and images associated with Elvis. We license to others the right to use this intellectual property for merchandising and other commercial exploitation. In addition, we license the use of video and/or audio clips of Elvis from various motion pictures in which he starred and the television programs which we own.

  Television/Video

        We own two of Elvis' television specials: "68 Special" (1968); and "Aloha From Hawaii" (1973). We also own the rights to "Elvis by the Presleys," a two-hour documentary and four-hour DVD being produced for television, that contains rare archival footage, home movies and photos, and interviews with Elvis, his friends and relatives, including Lisa Marie Presley and Priscilla Presley. "Elvis by the Presleys" is expected to air on the CBS television network in the United States and on various foreign television networks in 2005.

  Motion Pictures

        Elvis starred in 31 feature films as an actor and two theatrically released concert documentary films. Elvis had, and we continue to receive, participation royalties in 25 of these films. We only have the right to receive royalties; we do not own the films themselves nor control the content or distribution of such films. In addition, we have the right to and negotiate for revenues associated with the out-of-context exploitation rights of Elvis' images from these films.

  Licensing

        In addition to our own merchandising efforts, our licensing division is charged with the responsibility of protecting and preserving the integrity of Elvis Presley, Graceland and other related properties. This is accomplished through the pursuit of the right commercial opportunities that fit with our financial strategies while maintaining desired branding and positioning for Elvis and our other properties. We currently have over 100 licensing arrangements.

  19 Entertainment

        On March 17, 2005, we acquired 19 Entertainment Limited, a creator, producer and owner of globally recognized entertainment properties, and entered into a long-term employment agreement with its founder and Chief Executive Officer, Simon Fuller. 19 Entertainment's strategy is to create and retain an ownership interest in entertainment content, seeking to enhance the value of its content through the control of multiple complementary revenue streams. 19 Entertainment executes its business plan through its complementary divisions which include television, music, sponsorship and merchandising, touring and artist management.

  IDOLS Brand

        19 Entertainment's multi-platform approach to the commercial utilization of its entertainment properties is best illustrated by the example of the IDOLS brand. In 1998, Mr. Fuller created what was to become the concept for "Pop Idol," a televised talent contest for musical artists that allowed the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The audience participation generates a pre-established market for the winning artists and other finalists who 19 Entertainment then has the right to represent with respect to artist management and merchandising. In the United States and United Kingdom 19 Entertainment also enters into exclusive recording agreements with the winning artist and other finalists. The first television program based on this concept was "Pop Idol," first broadcast in the United Kingdom in 2001 and in the United States, under the name "American Idol" in 2002. Since then, shows based on the IDOLS brand have been broadcast in over 30 countries. The popularity of the IDOLS brand concept around the world resulted in substantial revenue growth across multiple media platforms, in all of which 19 Entertainment retains a substantial ownership interest.

        Though 19 Entertainment is a party to a variety of commercial relationships with its television and record label production and distribution partners to produce, broadcast, distribute and finance Pop Idol and American Idol, 19 Entertainment retains a substantial interest in all aspects of the show and its various revenue streams through its multiple operating subsidiaries both in the United States and the United Kingdom. 19 Entertainment's operational and ownership interest is structured as follows:

  •
  19 TV owns 2/3 of the IDOLS brand and co-produces the show in the United States and United Kingdom with its partner, Fremantle Media, which owns the other 1/3 of the IDOLS brand.

  •
  19 TV also has the right to receive certain fees and revenues relating to the sublicensing of the brand and production and marketing of the shows based on the IDOLS brand around the world, including with respect to production and licensing fees, sponsorship and merchandising.

  •
  19 Recordings has the right to sign certain finalists to recording contracts.

  •
  19 Management has the right to manage the finalists.

  •
  19 Touring has the right to produce IDOLS tours.

  •
  19 Merchandising has the right to licensing and merchandising of the IDOLS tours and in the United States and United Kingdom is jointly responsible for off-air sponsorship of the televised programs.

  Television Production

        In addition to owning 1/3 of the IDOLS brand, Fremantle Media has the exclusive right to produce (or sublicense production) and distribute IDOLS programs and series throughout the world, excluding the United States. 19 TV and Fremantle have entered into an agreement with the Fox Broadcasting Company for the production and airing of American Idol in the United States. In the United Kingdom, the series "Pop Idol" airs on ITV, a popular United Kingdom based commercial television channel.

  Recorded Music/BMG

        19 Entertainment has the exclusive right to select the record company entitled to sign contestants on television shows based on the IDOLS brand to long-term recording contracts. In the United States and United Kingdom, 19 Entertainment typically options the recording rights to the top ten or twelve finalists of each series of each television show based on the IDOLS brand, and then enters into recording agreements with each of the winner and certain finalists.

        19 Entertainment has a worldwide agreement with Ronagold Limited, a subsidiary of BMG/Bertelsmann group, through which Ronagold is entitled to select the record company (which must be a BMG Group Company) in territories outside the United States and the United Kingdom which will sign the contestant-artists. In the United States and United Kingdom, 19 Entertainment itself enters into recording agreements with the finalists and then grants an optional exclusive license to Ronagold to select a BMG record company to handle the marketing, manufacturing and distribution of the records throughout the world. 19 Entertainment's agreement with Ronagold runs through the first four series of American Idol/Pop Idol.

  Sponsorship/Merchandising

        19 Entertainment's sponsorship division works to craft relationships between leading brands and 19 Entertainment properties. The sale of sponsorships in connection with the IDOLS brand is handled by a combination of ITV/19 Entertainment/Fremantle in the United Kingdom, Fox/19 Entertainment/Fremantle in the United States and 19 Entertainment/Fremantle/local broadcaster in the rest of the world. 19 Entertainment's staff solicits sponsors for American Idol tours in the United States directly and exclusively.

        Fox and ITV have exclusive responsibility for selling on-air media on behalf of American Idol and Pop Idol, respectively. However, to the extent that media buyers seek any off-air promotional tie-ins or in program identification rights, these rights can only be sold with the consent of 19/Fremantle.

        19 Entertainment also options the merchandising rights for the top ten contestants for each American Idol program and typically signs long-term exclusive merchandising contracts with the winner and certain runners-up.

  Beckham Joint Venture

        In addition to its activities in television, film and music, 19 Entertainment has developed a number of relationships, in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. 19 Entertainment manages Victoria Beckham and has recently taken over the management of David Beckham for all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills exclusively through a joint venture vehicle owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment.

  Music Publishing

        19 Entertainment owns 50% of music publishing company 19 Songs Limited with the remaining 50% owned by BMG. 19 Songs owns the copyrights to an increasing number of songs developed by artists, writers and producers managed by Native Management, which is 50% owned by one of our subsidiaries. Many of the songs are written and developed exclusively for 19 Entertainment's current entertainment properties and projects. BMG has the right to purchase 19 Entertainment's interest in 19 Songs Limited beginning at the end of 2005.

  Artist Management

        19 Entertainment continues to represent its historical roster of clients, including Annie Lennox and Cathy Dennis. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada.

  Touring

        With the success of the IDOLS brand, touring has become an additional source of revenue for 19 Entertainment. As discussed above, when the number of contestants on any of the IDOLS brand broadcasts has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for IDOLS branded tours produced by 19 Entertainment 19 Entertainment typically works with a local agent to book its tours with local promoters.

Intellectual Property

        Our intellectual property, including the rights to the name, image, and likeness of Elvis Presley, and the name, trademark and service mark of each of American Idol and Pop Idol, is material to our operations. We actively protect and defend our intellectual property throughout the world and consequently defend our intellectual property by initiating legal proceedings from time to time to prevent their unauthorized use.

Employees

        As of March 30, 2005, our company had a total of 301 full-time employees, 141 part-time employees and 57 seasonal employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        The following chart briefly describes our owned and/or leased properties, all of which were acquired subsequent to December 31, 2004.

Name of Property	Owned or Leased	Approx. Size	Type/Use of Property	Location
Graceland	Leased	13.53 acres	Museum Home	Memphis, Tennessee
Retail/Parking/Ancillary Use	Owned	38.60 acres	Parking Lot/Airplane Museum/Retail/Corporate Office/Ancillary Use	Memphis, Tennessee
Heartbreak Hotel	Owned	2.658 acres	Hotel	Memphis, Tennessee
Meadow Oaks Apartments	Owned	10.70 acres	Apartment Complex	Memphis, Tennessee
Memphis Restaurant Property(1)	Leased	0.828 acres	Restaurant/Nightclub	Memphis, Tennessee
Corporate Offices	Leased	16,810 square feet	Offices	New York, New York
Corporate Offices	Leased	2,200 square feet	Offices	Los Angeles, California
19 Entertainment Headquarters	Leased	20,000 square feet	Offices	London, England

(1)
We closed the restaurant effective September 2003 and are attempting to negotiate a termination or sublease of the entire space.

        We also lease office space for the operations of 19 Entertainment in New York, Los Angeles, Paris and Hamburg.

        We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

ITEM 3. LEGAL PROCEEDINGS.

        We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of Common Stock

        Beginning on March 1, 2005, our common stock has been quoted on The Nasdaq National Market under the symbol "CKXE." Prior to that, since May 1999, our common stock was quoted on The OTC Bulletin Board under the symbol "SPEA.OB." The following table sets forth the high and low closing sale prices for our common stock as reported on The Nasdaq National Market and the high and low closing bid prices of our common stock, as quoted on The OTC Bulletin Board, for each of the periods listed.

	High	Low
2005
Nasdaq National Market
March 18, 2005 to March 30, 2005 (3)	$26.73	$23.20
March 1, 2005 to March 17, 2005	$18.48	$15.68
OTC Bulletin Board
February 8, 2005 to February 28, 2005 (2)	$21.49	$14.70
January 1, 2005 to February 7, 2005	$13.40	$7.75
2004
December 16, 2004 to December 31, 2004 (1)	$9.15	$6.41
October 1, 2004 to December 15, 2004	$0.20	$0.07
Third Quarter	$0.10	$0.09
Second Quarter	$0.16	$0.12
First Quarter	$0.08	$0.06
2003
Fourth Quarter	$0.03	$0.03
Third Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.01
First Quarter	$0.03	$0.01

(1)
On December 16, 2004, we announced the execution of definitive agreements pursuant to which (i) a management group led by Robert F.X. Sillerman would acquire control of our company, and (ii) our company would acquire the Presley business.

(2)
On February 8, 2005, we announced the consummation of (i) the February 7, 2005 acquisition of control of our company by a management group led by Robert F.X. Sillerman, and (ii) our company's February 7, 2005 acquisition of the Presley business.

(3)
On March 18, 2005, we announced the consummation of our acquisition of 19 Entertainment.

        The last closing sale price of our common stock as reported on The Nasdaq National Market on March 30, 2005 was $23.75 per share. As of March 30, 2005, we had approximately 1,091 holders of record of our common stock, including record holders and individual participants in a security position listing.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our common stock in the future. We intend to pay cash dividends of $1,826,000 per year on our outstanding Series B Preferred Stock.

        The terms of our short term senior credit facilities and other indebtedness limit our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis of our financial condition and results of operations for our financial year end December 31, 2004 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. We call to your attention the fact that, subsequent to December 31, 2004, we made two significant transactions.

  Overview for the Company Before the Acquisition by RFX Acquisition LLC on February 7, 2005

        Prior to the acquisition of control of the company by RFX Acquisition LLC, the Company's operations were those of a company with no operating business, resulting in the incurrence of general and administrative costs necessary to support an active public company that was seeking a business opportunity.

  Critical Accounting Policies and Estimates

        The Company did not employ any other accounting policies and estimates that are either selected from among available alternatives or that required the exercise of significant management judgment to apply.

        Recent Accounting Pronouncements—The Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options.

        However, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment(SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in 2005.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, and Amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this revised standard, if applicable, for any transactions occurring on or after July 1, 2005.

        Results of Operations for the Year Ended December 31, 2004—G&A expenses consist principally of payroll, rent professional fees and other corporate expenses. The increase of 17% to $99,781 in 2004 from $85,008 in 2003 is due to higher professional fees associated with the sale of control of the company to RFX Acquisition LLC net of lower payroll costs. Interest expense increased $10,852 to $20,343 in 2004 due to higher advances due to an affiliate that funded the operation.

  Pro Forma Liquidity and Capital Resources

        As a result of our acquisition of the Presley and 19 Entertainment businesses, we have made changes to our historical capital and financial structure. The following highlights the most significant changes:

        Acquisition by RFX Acquisition LLC—RFX Acquisition LLC invested in our company on February 7, 2005, pursuant to a Stock Purchase Agreement dated as of December 15, 2004 and amended as of February 7, 2005. In accordance with the terms of such agreement, RFX Acquisition LLC contributed $3,046,407 in cash to our company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share. Simultaneously with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain of our principal stockholders at a price of $0.10 per share. The amendment to the original purchase agreement provided for a reduction in the number of shares of common stock and warrants RFX Acquisition LLC had originally agreed to acquire in order to allow for the investment in our company by The Huff Alternative Fund, L.P. and its affiliate and the issuance of shares of our common stock to certain of our directors, without further dilution to our public stockholders. Immediately following the consummation of its investment in our company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including Mr. Sillerman and certain members of our company's senior management. In order to provide additional capital to our company, certain recipients of the warrants, including Mr. Sillerman and other members of our company's senior management, immediately exercised an aggregate of five million of the $1.00 warrants for aggregate consideration to our company of $5,000,000. Upon consummation of the RFX Acquisition investment, the four former directors of the Company resigned, and new directors designated by RFX Acquisition were appointed to the board.

        The Presley Contribution and Exchange Agreement—We acquired 85% of the Presley business on February 7, 2005, pursuant to a Contribution and Exchange Agreement dated December 15, 2004 and amended on February 7, 2005 by and among our company, The Promenade Trust and RFX Acquisition LLC. At the closing of acquisition of the Presley business, The Promenade Trust contributed 85% of the outstanding equity interests of Elvis Presley Enterprises, Inc. and 85% of the outstanding membership interests of Elvis Presley Enterprises, LLC to our company. In exchange, The Promenade Trust received from us, $50,125,000 in cash, 1,491,817 shares of Series B Preferred Stock and one share of Series C Preferred Stock, valued at $22,825,000, and 500,000 shares of common stock valued at $7.67 per share (which represents the three day average of the closing sales price of our common stock following public announcement of the acquisition of the Presley business). In addition, at closing, we repaid $25,125,000 of outstanding indebtedness of the Presley business. Following our acquisition of the Presley business, The Promenade Trust continues to own 15% of the outstanding equity interests of Elvis Presley Enterprises, Inc. and 15% of the outstanding membership interests of Elvis Presley Enterprises, LLC.

        The Elvis Presley Enterprises, Inc. Stockholders Agreement and the Elvis Presley Enterprises, LLC Operating Agreement—The ownership interests of the respective parties in Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises, LLC are governed by the terms of the Elvis Presley Enterprises, Inc. charter and Stockholders Agreement, dated as of February 7, 2005 and the Elvis Presley Enterprises, LLC Amended and Restated Operating Agreement dated February 7, 2005. Under the terms of such documents, EPE Holding Corporation, our wholly owned subsidiary, has been appointed as lead stockholder and manager of Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises, LLC, respectively, with all rights of management over the day-to-day operations of the Presley business. The Promenade Trust is entitled to certain preferred minimum distributions of certain cash flow from the Presley business. The Promenade Trust also has the right to require our company to purchase all or a portion of its remaining ownership interest in the Presley business beginning on the third anniversary of the acquisition of the Presley business at a price based on the then current fair market value of the Presley business.

        Series B Convertible Preferred Stock—Each share of Series B Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The shares of Series B Preferred Stock are convertible by the holder into Common Stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Preferred Stock become convertible at the Company's option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of the Common Stock over a thirty day trading period equals or exceeds 150% of the conversion price.

        During the period beginning seven years and six months following the date of issuance and ending eight years and six months following the date of issuance, the Company can redeem the outstanding shares of Series B Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If we do not exercise this redemption right, the conversion price for all remaining shares of Series B Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) the average closing price of the Common Stock over a thirty day trading period measured as of the last day of the redemption period.

        The Graceland Lease—We have entered into a 90-year lease with The Promenade Trust for the Graceland mansion, under which we have the exclusive right to conduct all business operations of and at Graceland, including receipt of all revenue generated in connection with such operations. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley business, and will make monthly payments of $1.00 per month during the term of the lease. Under the terms of the lease, we are responsible for all costs and expenses arising from or related to the operation of Graceland. We have also acquired all worldwide rights, title and interest in and to the name "Graceland," which name may be used at additional themed locations as well as in Memphis, Tennessee. We have also entered into a license arrangement for the use of all personal items which were owned by Elvis Presley at the time of his death and which are currently owned by The Promenade Trust. Under the terms of the license, subject to certain limitations, we have the right to use such items, including the right to move and display such items, in furtherance of the Presley business.

        Priscilla Presley Transaction—In connection with the acquisition of the Presley business, we entered into an agreement with Priscilla Presley, pursuant to which we acquired from Ms. Presley all commercial rights held by her to use the name "Presley" in connection with the use and exploitation of the assets acquired from The Promenade Trust as well as all of Ms. Presley's rights, if any, to the name Graceland. The purchase price for the rights acquired from Priscilla Presley was $6.5 million, with $3.0 million paid in cash at the closing and $3.5 million paid in the form of an 8 year subordinated promissory note. The promissory note bears interest at a rate of 5.385% per year.

        Distributions to Minority Shareholders of Subsidiaries—Under the terms of our agreement to acquire an 85% interest in the Presley business, we are required to make future minimum annual distributions, in monthly installments, to the Trust which are intended to represent its 15% share of the operating income of the Presley business before depreciation and amortization and after income taxes and capital expenditures. We have agreed that during the first year we operate the Presley business we will make a monthly distribution of $125,000 to the Trust. At the end of each calendar year, we will make a calculation of the actual amount due to the Trust based on its 15% ownership interest and make an additional distribution to the Trust if its actual 15% share is higher than the total distributions paid to the Trust over the prior twelve months. If the calculation indicates that we have paid more than the Trust was entitled to, we will reduce future monthly distributions to the Trust by such amount. However, we will always be required to pay the Trust a minimum annual distribution of $1.2 million for each full calendar year irrespective of the actual operating results for the business in such year.

        The Trust has the right to require us to purchase for cash all or a portion of its 15% ownership interest in the Presley business from time to time beginning on the third anniversary of the Presley Acquisition. The price we will be required to pay to the Trust will be based on the then current fair market value of the Presley business as determined through an appraisal process.

        The Huff Alternative Fund, L.P. Investment—Simultaneous with the closing of the investment in our company by RFX Acquisition LLC and our acquisition of the Presley business, The Huff Alternative Fund, L.P. and its affiliate contributed an aggregate of $43,818,605 in cash in exchange for: (i) 2,172,400 shares of Series A Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. The transaction was consummated in accordance with a Stock Purchase Agreement dated February 7, 2005.

        The allocation of the proceeds from the investment by The Huff Alternative Fund, L.P. and its affiliate between the fair value of the Series A Preferred Stock and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $12,301,000. This discount will be accreted over the life of the Series A Preferred Stock redemption period and treated as a deemed dividend to the holders of the Series A Preferred Stock.

        Series A Convertible Preferred Stock—On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Preferred Stock into 6,051,253 shares of common stock. Accordingly, there are currently no shares of Series A Preferred Stock outstanding.

        The Presley Short Term Senior Loan—A portion of the cash consideration for the Presley Acquisition was obtained through a $39.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc. The borrower under the Presley short term senior loan was EPE Holding Corporation, a wholly owned subsidiary of the Company, which directly owns 100% of the Company's interests in the Presley business. The principal amount of the loan is guaranteed by the Company and secured by the borrower's ownership interest in the Presley business. Full payment on the principal amount is due on February 6, 2006. At maturity, the borrower must repay the loan at 101% of the principal amount thereof plus accrued and unpaid interest to the date of maturity. The loan bears interest at a rate per annum equal to LIBOR plus (i) 400 basis points for the first six months following the closing date, (ii) 500 basis points for the period beginning after six months and ending on the ninth month following closing, and (iii) 600 basis points at all times thereafter through maturity. The Company is required repay the loan with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales. The loan places restrictions on EPE Holding Corporation's ability, as the borrower, to pay dividends to the Company, as its parent company, to fund corporate expenses. The loan also requires the Company to maintain certain financial covenants including (i) a maximum debt to EBITDA ratio, (ii) minimum EBITDA, (iii) minimum tangible net worth and (iv) minimum cash on hand. If the Company is unable to meet these requirements or satisfy these covenants, EPE Holding Corporation may not be able to pay dividends to the Company and the Company therefore may not be able to fund all of its obligations.

        19 Entertainment Share Purchase Agreement—The Company acquired 19 Entertainment (the "Acquisition") pursuant to a Share Purchase Agreement dated March 17, 2005 by and among the Company, CKX UK Holdings Limited, a wholly owned subsidiary ("CKX UK"), 19 Entertainment, Mr. Fuller and the other shareholders of 19 Entertainment (the "Purchase Agreement") for total consideration consisting of £64.5 million (US $124.4 million) in cash and 1,870,558 unregistered shares of the Company's Common Stock, each paid at closing and an additional £19.2 million (US $36.9 million) to be paid in either cash or additional shares of Common Stock following delivery of audited results for 19 Entertainment's fiscal year ending June 30, 2005. Pursuant to Mr. Fuller's new employment agreement, he will continue to serve as Chief Executive Officer of 19 Entertainment. The employment agreement is for a term of six years, and provides for the base salary, bonus, incentive compensation, and other benefits for Mr. Fuller. Mr. Fuller is expected to play a key role in planning and implementing the Company's overall creative direction. The Company financed the Acquisition by borrowing $109.0 million through a short term senior loan from an affiliate of Bear, Stearns & Co. Inc. and through the receipt of cash from the exercise of $25.0 million of outstanding warrants to purchase Common Stock held by Robert F. X. Sillerman and other members of the Company's management, The Huff Alternative Fund, L.P., the Company's largest institutional equity investor, and another Huff affiliate.

        The 19 Entertainment Short Term Senior Loan. The 19 Entertainment short term senior loan is a direct obligation of CKX UK. The loan is guaranteed by the Company, 19 Entertainment and each of the material subsidiaries of 19 Entertainment and is secured by 100% of the Company's beneficial ownership interest in CKX UK, 19 Entertainment and its subsidiaries. The loan is also secured by a second lien on the Company's ownership interests in EPE Holding Corporation and its subsidiaries.

        The 19 Entertainment short term senior loan is due and payable on February 6, 2006, although the Company is required to repay the 19 Entertainment short term senior loan immediately with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales.

        The 19 Entertainment short term senior loan bears interest at a rate per annum equal to LIBOR plus (a) 400 basis points through September 16, 2005, (b) 500 basis points from September 17, 2005 through December 16, 2005, and (c) 600 basis points at all times thereafter through maturity, and may be increased under certain circumstances. The loan places restrictions on CKX UK's ability, as the borrower, to pay dividends to the Company, as its parent company, to fund corporate expenses. The loan also requires the Company to maintain certain financial covenants including (i) a maximum debt to EBITDA ratio, (ii) minimum EBITDA, (iii) minimum tangible net worth and (iv) minimum cash on hand. If the Company is unable to meet these requirements or satisfy these covenants, CKX UK may not be able to pay dividends to the Company and the Company therefore may not be able to fund all of its obligations.

        Reincorporation—On March 25, 2005, the Company merged into its wholly-owned subsidiary, changing, among other things, (i) the name of the Company from Sports Entertainment Enterprises, Inc. to CKX, Inc., (ii) the Company's state of incorporation from Colorado to Delaware, and (iii) its capital stock from no par value to $0.01 par value per share.

        Capital Expenditures—We have not completed our 2005 capital expenditures budget. We presently anticipate that our capital expenditures in 2005 will include ongoing improvements at the Presley business and 19 Entertainment with total costs reasonably similar to those incurred by the business in recent years. We also expect to incur additional capital expenditures at the corporate level to implement new information technology and financial systems.

        Future Acquisitions—We intend to pursue additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations.

        Our Company is highly leveraged and has not previously issued significant amounts of equity or debt to the public markets. Therefore, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

        Dividends—Our Series B Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Preferred Stock will be $1,826,000. If we fail to make our quarterly dividend payments to the holders of the Series B Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owing must be paid within three business days in shares of Common Stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%.

        We are restricted under the terms of certain of our financing arrangements and have no intention of paying any dividends on our Common Stock for the foreseeable future.

        Commitments and Contingencies—There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

        In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to cancel the contract with good cause.

  Sources of Liquidity

        We believe that our current cash on hand together with cash flow from operations will be sufficient to fund our operations, including payments of interest due under the Presley and 19 Entertainment short term senior loans, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the Presley business and capital expenditures, for the remainder of 2005. We will need to raise additional capital through the sale of equity and/or debt securities in order to repay the Presley and 19 Entertainment short term senior loans which mature on February 6, 2006. No assurance can be given that we will able to raise sufficient capital to fund the repayment of the Presley and 19 Entertainment short term senior loans or that the terms of such financing will be favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS.

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, under the supervision and with the participation of the company's then Chief Executive Officer and Principal Financial Officer, management had evaluated the effectiveness of the design and operations of the company's disclosure controls and procedures. Based on that evaluation, the then Chief Executive Officer and Principal Financial Officer concluded that the company's controls and procedures were effective as of December 31, 2004. There have been no changes in internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth information regarding our executive officers and the members of our board of directors, each of whom was appointed or elected following or in connection with the consummation of the Presley and RFX Acquisition LLC transactions described elsewhere in this Annual Report. The directors listed below will serve until the next annual meeting of our stockholders.

Name	Age	Position
Robert F.X. Sillerman	56	Chief Executive Officer, President, Chairman of the Board
Mitchell J. Slater	44	Senior Executive Vice President, Chief Operating Officer, Director, Member of the Office of the Chairman
Howard J. Tytel	58	Senior Executive Vice President, Director of Legal and Governmental Affairs, Director, Member of the Office of the Chairman
Thomas P. Benson	42	Executive Vice President, Chief Financial Officer, Treasurer, Director
Kraig G. Fox	36	Executive Vice President, Chief Corporate Development Officer, Secretary
Simon Fuller	44	Chief Executive Officer, 19 Entertainment Limited
Jack Soden	58	Chief Executive Officer, Elvis Presley Enterprises, Inc.
Edwin M. Banks	42	Director
Edward Bleier	75	Director (2)
Jerry L. Cohen	71	Director
Carl D. Harnick	70	Director(1)
Jack Langer	56	Director(1)(2)(3)
John D. Miller	60	Director(2)(3)
Bruce Morrow	69	Director
Priscilla Presley	58	Director
Birame N. Sock	29	Director(1)(3)

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        Robert F.X. Sillerman was appointed Chief Executive Officer, President and Chairman effective February 7, 2005. Prior to that, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, since August 2000. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications in August 2000. Mr. Sillerman also served as the Executive Chairman of SFX Broadcasting, Inc. from July 1, 1995 until its sale to an affiliate of Hicks, Muse, Tate and Furst in May 1998. From 1992 through June 30, 1995, Mr. Sillerman served as Chairman and Chief Executive Officer of SFX Broadcasting. Since 1993, Mr. Sillerman has served as the Chancellor of the Southampton College of Long Island University.

        Mitchell J. Slater was appointed Senior Executive Vice President, Chief Operating Officer, a director and Member of the Office of the Chairman effective February 7, 2005. Prior to that, Mr. Slater was Executive Vice President of FXM since August 2000. Mr. Slater served as Executive Vice President of SFX Entertainment from January 1997 through August 2000. Prior to that, he was a founder and President of DelsenerSlater Enterprises and its predecessor from May 1988 through the sale of DelsenerSlater to SFX Broadcasting in January 1997. Mr. Slater also owns The Slater Group, a private investment company, established in 2001, that owned Metropolitan Entertainment, an independent concert promotion company. Mr. Slater served as Executive Chairman of Metropolitan from March 2002 through the sale of that company in December 2002.

        Howard J. Tytel was appointed Senior Executive Vice President, Director of Legal and Governmental Affairs, a director and a Member of the Office of the Chairman effective February 7, 2005. Prior to that, Mr. Tytel was Executive Vice President and Director of Legal and Governmental Affairs of FXM since August 2000. Mr. Tytel also serves on the management advisory committee of FXM Asset Management, the managing member of MJX Asset Management. Mr. Tytel served as Executive Vice President, General Counsel, Secretary and a director of SFX Entertainment from December 1997 through August 2000. In January 1999, Mr. Tytel was elected as a Member of the Office of the Chairman of SFX Entertainment. Mr. Tytel also served as a director, General Counsel, Executive Vice President and Secretary of SFX Broadcasting from 1992 until May 1998. Mr. Tytel has been continuously associated with Mr. Sillerman in various capacities with entities operating in the media business since 1978.

        Thomas P. Benson was appointed Executive Vice President, Chief Financial Officer, Treasurer and a director effective February 7, 2005. Prior to that, Mr. Benson was Chief Financial Officer at FXM since August 2000. Mr. Benson also serves as Chief Financial Officer of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds. Mr. Benson has been with MJX since November 2003. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997. Mr. Benson also served as the Chief Financial Officer and a director of SFX Broadcasting having served in such capacity from November 1996 until May 1998.

        Kraig G. Fox was appointed Chief Corporate Development Officer, Executive Vice President and Secretary on February 7, 2005. Prior to that, Mr. Fox was Senior Vice President at FXM since August 2000. Mr. Fox has served as Senior Vice President of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, since November 2003. Mr. Fox was a Vice President at SFX Entertainment from December 1997 through August 2000.

        Simon Fuller has served as Chief Executive Officer of 19 Entertainment Limited since founding the company in 1985. While at 19 Entertainment, Mr. Fuller has been responsible for the creation and development of many successful ventures, including the Spice Girls, S Club 7, the management of renowned artists such as Annie Lennox and Cathy Dennis, and the development of Pop Idol and American Idol. Prior to forming 19 Entertainment, from 1981 to 1985, Mr. Fuller worked at Chrysalis Music, in music publishing and A&R. While in the A&R department, Mr. Fuller signed and worked with many successful artists including Paul Hardcastle, Go West, Billy Idol and Spandau Ballet.

        Jack Soden has served as Chief Executive Officer of Elvis Presley Enterprises, Inc. since May 1990. Prior to that Mr. Soden served as Executive Director of the Graceland Division since its opening in June 1982. Mr. Soden is active on the boards of various Memphis charitable institutions including The National Civil Rights Museum, Professional Advisory Board—St. Jude Children's Research Hospital, and the Society of Entrepreneurs.

        Edwin M. Banks was appointed to our board of directors on February 8, 2005. Mr. Banks has served as a Portfolio Manager for W. R. Huff Asset Management Co., L.L.C., an investment management firm, since June 1988. Mr. Banks is currently a director of Caremark Rx, Inc. and NTL, Incorporated, a communications services company.

        Edward Bleier was appointed to our board of directors on February 7, 2005. Mr. Bleier is a director of RealNetworks, Inc., a leading Internet creator of digital media services and software. For 34 years, until his retirement as Senior Advisor in December 2003, Mr. Bleier was an executive of Warner Bros., Inc. From 1986 through 2000, he was President of the division responsible for broadcast and cable networks, pay-television and video-on-demand. He also previously served on Warner Communications' strategy committee, as President of Warner Bros. Animation, and overseeing the broadcast of certain sports properties. Mr. Bleier has chaired numerous charitable organizations, including: the Entertainment, Communications and Media division of the UJA Federation, The Center for Communications and the Guild Hall's Academy of the Arts. He is currently a director of The Charles A. Dana Foundation, the Martha Graham Dance Company and a member of the Council on Foreign Relations.

        Jerry L. Cohen was appointed to our board of directors on February 7, 2005. Mr. Cohen has been a partner for more than six years with Tishman Speyer Properties, L.P., one of the largest and oldest real estate development organizations in the United States. Prior to that, from 1992 to 1998, Mr. Cohen was Vice Chair and a member of the Board of Directors of Cushman & Wakefield, Inc. Mr. Cohen is a partner of the Yankee Global Enterprises. Mr. Cohen is a member of the Board of Overseers of New York University's Stern School of Business, the Board of Trustees of Long Island University and the Board of Directors of the Manhattan Theatre Club.

        Carl D. Harnick was appointed to our board of directors on February 7, 2005. Mr. Harnick was a partner with Ernst & Young and its predecessor for thirty years, retiring from the firm in September 1997. Since leaving Ernst & Young, Mr. Harnick has provided financial consulting services to various organizations, including Alpine Capital, a private investment firm, at various times since October 1998. He was a director of Platinum Entertainment, Inc., a recorded music company, from April 1998 through June 2000, Classic Communications, Inc., a cable television company, from January 2000 through January 2003, and Sport Supply Group, Inc., a direct mail marketer of sporting goods, from April 2003 through August 2004. Mr. Harnick has been Vice President and Chief Financial Officer of Courtside Acquisition Corp. since March 18, 2005. Mr. Harnick has been the Treasurer as well as a Trustee for Prep for Prep, a charitable organization, for more than ten years.

        Jack Langer was appointed to our board of directors on February 7, 2005. Mr. Langer is a private investor. From April 1997 to December 2002, Mr. Langer was Managing Director and the Global Co-Head of the Media Group at Lehman Brothers Inc. From 1995 to 1997, Mr. Langer was the Managing Director and Head of Media Group at Bankers Trust & Company. From 1990 to 1994, Mr. Langer was Managing Director and Head of Media Group at Kidder Peabody & Company, Inc. Mr. Langer also serves on the Board of Directors of SBA Communications Corp., Hummingbird Ltd. and Atlantic Broadband Group.

        John D. Miller was appointed to our board of directors on February 7, 2005. Mr. Miller is President, Co-Chairman and Founder of StarVest Management, Inc., and manager of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. He is also Managing Member of StarVest Associates LLC, the General Partner of the fund. He is currently on the board of two portfolio companies: MessageOne, Inc. and PrintVision, Inc. In December 2003, Mr. Miller became Board Chairman of International Keystone Entertainment, Inc., a Canadian based family film company. He has been a board member of Keystone for a number of years. In January 2003 Mr. Miller became Vice Chairman—Carey Asset Management Corp., affiliated with W.P. Carey & Co. LLC (where he recently was named Co-Chief Investment Officer), which specializes in sale and leaseback transactions. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investments unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable where he worked for 24 years beginning in 1969.

        Bruce Morrow was appointed to our board of directors on February 7, 2005. Mr. Morrow is the host of two radio broadcast shows on WCBS-FM, "Cousin Brucie's Yearbook" and "Cousin Brucie's Saturday Night Party," where he has been a deejay since 1982. Mr. Morrow has worked in the New York radio market since 1961. Mr. Morrow was inducted into the Radio Hall of Fame in 1987, the Broadcasting & Cable Hall of Fame in 1990 and more recently, the National Association of Broadcasters Hall of Fame. Mr. Morrow is the President of Variety, The Children's Charity.

Mr. Morrow was the Chairman of the Board of Directors of Multi-Market Radio, Inc. until its sale to SFX Broadcasting in November 1996.

        Priscilla Presley was appointed to our board of directors on February 8, 2005. Ms. Presley has been a director of Metro-Goldwyn-Mayer Inc. since November 2000. Ms. Presley has served as Chairperson of Elvis Presley Enterprises, Inc. since 1982. In addition to being an actress, author and producer, Ms. Presley has been, starting in 1988, the developer and spokesperson for an international fragrance line.

        Birame N. Sock was appointed to our board of directors on February 7, 2005. Ms. Sock is the founder and has been Chief Executive Officer of Musicphone, Inc., a wireless entertainment company, since its formation in November 2002. Prior to that, from January 1999 to October 2002, Ms. Sock was a Vice President at SetNet Corporation, a wireless messaging company. From July 1998 to January 1999, Ms. Sock was a Project Manager for Nortel Networks, Inc.

Board Composition and Committees

        All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board.

        The Audit Committee is comprised of Messrs. Harnick and Langer and Ms. Sock. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management's conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls, the annual independent audit of our financial statements, our legal and regulatory compliance and our safety programs as established by management.

        All members of the Audit Committee are independent within the meaning of regulations of the Securities and Exchange Commission, the requirements of The Nasdaq Stock Market and our Corporate Governance Guidelines. In addition, Mr. Harnick is qualified as an audit committee financial expert under the regulations of the Securities and Exchange Commission and has the accounting and related financial management expertise required by The Nasdaq Stock Market. The Audit Committee's charter is attached as an exhibit hereto.

        The Compensation Committee is comprised of Messrs. Bleier, Langer and Miller. The Compensation Committee represents our company in reviewing and approving the executive employment agreements with our Chief Executive Officer, Chief Operating Officer, Director of Legal and Governmental Affairs and Chief Financial Officer described below. The Compensation Committee also reviews management's recommendations with respect to executive compensation and employee benefits and is authorized to act on behalf of the board of directors with respect thereto. The Compensation Committee will administer our stock option and incentive plans, including our 2005 Omnibus Long-Term Incentive Compensation Plan. All members of the Compensation Committee are independent within the meaning of our Corporate Governance Guidelines and regulations of The Nasdaq Stock Market. The Compensation Committee's charter is attached as an exhibit hereto.

        The Nominating and Corporate Governance Committee is comprised of Messrs. Langer and Miller and Ms. Sock. The Nominating and Corporate Governance Committee is responsible for recommending qualified candidates to the board for election as directors of our company, including the slate of directors that the board proposes for election by stockholders at our annual meetings of stockholders. The Nominating and Corporate Governance Committee also advises and makes recommendations to the board of directors on all matters concerning directorship practices and recommendations concerning the functions and duties of the committees of the board. The Nominating and Corporate Governance Committee developed and recommended to the board of directors

Corporate Governance Guidelines and will review, on a regular basis, the overall corporate governance of our company. All members of the Nominating and Corporate Governance Committee are independent with the meaning of our Corporate Governance Guidelines and the regulations of The Nasdaq Stock Market. The Nominating and Corporate Governance Committee's charter is attached as an exhibit hereto.

        We adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. We also adopted a separate Code of Ethics for Senior Financial Management which will be applicable to our Chief Executive Officer, Chief Financial Officer, Director of Legal and Governmental Affairs and other officers in our finance department. The Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K, filed on February 8, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company for its most recent fiscal year and certain written representations, no persons who were either a director, officer, or beneficial owner of more than ten percent of the company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934 during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

Director Compensation Prior to Recent Transactions

        Prior to the consummation of the various transactions resulting in our acquisition of the Presley business, directors who were not employees of our company did not receive any fees for board meetings they attended, but were entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

Executive Compensation Prior to Recent Transactions

        The following table sets forth information regarding the executive compensation for our company's former President and each other executive officer that received compensation from our company in excess of $100,000 for the years ended December 31, 2004, 2003, and 2002:

SUMMARY COMPENSATION TABLE

						LONG-TERM COMPENSATION AWARDS
	ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION							SECURITIES UNDERLYING OPTIONS/SARs AWARD(S)
	YEAR	SALARY	BONUS	OTHER ANNUAL COMPEN- SATION		RESTRICTED STOCK AWARD(S)		ALL OTHER COMPENSATION
Vaso Boreta,	2004	$0	—			—	—	—
President and Chairman of the Board (2)	2003	$0	—			—	—	—
	2002	$58,242	—	$17,173	(1)	—	—	—

(1)
Represents amounts accrued or contributed by us to our Supplemental Retirement Plan on behalf of Mr. Boreta.

(2)
Mr. Boreta resigned as President and Chairman of our company effective February 7, 2005.

        Our company's former President, Mr. Boreta, did not have an employment agreement with our company. Since July 31, 1994, our company paid Mr. Boreta an annual salary of $100,000. Effective July 31, 2002, Mr. Boreta ceased receiving a salary from our company.

Stock Option Plans Prior to Recent Transactions

        In 1991, our board of directors adopted a Stock Option Plan. The 1991 Plan allowed the board to grant stock options from time to time to our employees, officers and directors and consultants. Our board of directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are our employees or officers. The board of directors determines vesting provisions at the time options are granted. The total number of shares of common stock subject to options under the 1991 Plan may not exceed 250,000, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than the fair market value of the common stock on the date the option is granted.

        Under the 1991 Plan, in August 1999, our board of directors granted options to purchase 210,500 shares of our company's common stock for a period of 5 years from the grant date. All such options have since expired without being exercised.

        In April 2000, our board of directors approved the grant of an option to Kirk Hartle, our former Chief Financial Officer, to purchase an aggregate 25,000 shares of our common stock at the price of $2.17 per share that is higher than the closing market price on the date of grant. Mr. Hartle resigned from our company effective February 20, 2004 and all of his options were cancelled prior to the consummation of the transactions resulting in our acquisition of the Presley business.

        There are currently no options outstanding under the 1991 Plan and the Plan has terminated pursuant to its terms.

        At our Special Meeting of Shareholders held on March 25, 2005, our shareholders adopted our 2005 Omnibus Long-Term Incentive Compensation Plan. The 2005 Plan was established for the purpose of recruiting and retaining our officers, employees, directors and consultants. For more information about our 2005 Omnibus Long-Term Incentive Compensation Plan, please see our Proxy Statement filed with the Securities Exchange Commission on March 15, 2005.

Supplemental Retirement Plan Prior to Recent Transactions

        Our company had a Supplemental Retirement Plan, pursuant to which certain employees selected by our Chief Executive Officer received benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by our company.

        Our company made or accrued contributions to the Supplemental Retirement Plan on behalf of Vaso Boreta of $17,173 for 2002 and $30,250 for 2001.

        Contributions to this plan ceased in August 2002 in connection with the discontinuance of salary being paid to Vaso Boreta, and the plan was subsequently terminated.

Family Relationships

        As of December 31, 2004, Vaso Boreta and Ronald Boreta, father and son, respectively, served as directors of the company. Other than Messrs. Boreta and Boreta, who both resigned effective February 7, 2005, there is no family relationship between any directors or officers of the company.

Indebtedness of Directors and Executive Officers

        None of our directors or executive officers or their respective associates or affiliates is indebted to our company.

Legal Proceedings with Affiliates

        As of the date of this report, there is no material proceeding in which any director, officer, affiliate or stockholder of our company is a party adverse to us.

Compensation Committee Interlocks And Insider Participation

        As of December 31, 2004, the company did not have a compensation committee due to a lack of operating activities. As of December 31, 2004, no interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 30, 2005 by:

  •
  each person who is known by us (other than a director or a named executive officer) to beneficially own 5% or more of our common stock;

  •
  each of our directors and "named" executive officers; and

  •
  all of our company's directors and executive officers, as a group.

        As used in the table below, the term "beneficial ownership" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. For purposes hereof, beneficial ownership has been determined assuming 68,402,195 shares of common stock are outstanding, but without giving effect to the exercise or conversion of options, warrants and convertible securities which are exercisable for or convertible into shares of common stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock or other security that such person has the right to acquire within 60 days, are deemed to be outstanding; however, such shares are not deemed outstanding for the purposes of computing the ownership percentage of any other person. Except as otherwise set forth below, the address of each of the persons listed below is c/o CKX, Inc., 650 Madison Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned
5% Stockholders
The Huff Alternative Fund, L.P.	15,009,453	(1)	21.9%
Directors and Executive Officers:
Robert F.X. Sillerman	33,373,861	(2)	48.8
Mitchell J. Slater	3,354,103	(3)	4.9
Howard J. Tytel	3,354,104	(4)	4.9
Thomas P. Benson	1,550,780	(5)	2.3
Edwin M. Banks	—	(6)	*
Edward Bleier	6,000	(7)	*
Jerry L. Cohen	6,000	(7)	*
Carl D. Harnick	6,000	(7)	*
Jack Langer	6,000	(7)	*
John D. Miller	306,000	(7)(8)	*
Bruce Morrow	156,000	(7)(9)	*
Priscilla Presley	6,000		*
Birame N. Sock	6,000	(7)	*
Vaso Boreta	—	(10)	0
All directors and executive officers as a group (16 persons):	44,856,315		62.6%

*
Less than one percent.

(1)
Includes: (i) 14,055,346 shares of common stock owned of record by The Huff Alternative Fund, L.P.; and (ii) 954,107 shares of common stock underlying presently exercisable warrants issued to The Huff Alternative Fund, L.P. Excludes (i) 308,877 shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P., and (ii) 20,956 shares of common stock underlying presently exercisable warrants issued to such affiliated limited partnership, to which The Huff Alternative Fund, L.P. disclaims any beneficial ownership interest. William R. Huff possesses the sole power to vote and dispose of all securities of our company held by the two Huff entities, subject to certain internal compliance procedures. Edwin M. Banks is a portfolio manager at W.R. Huff Asset Management Co., L.L.C., an affiliate of The Huff Alternative Fund, L.P.

(2)
Includes: (i) 19,927,757 shares of common stock owned of record by Mr. Sillerman; (ii) 1,759,873 shares of common stock underlying presently exercisable warrants issued to Mr. Sillerman; (iii) 1,000,000 shares of common stock owned of record by Laura Baudo Sillerman, Mr. Sillerman's spouse, (iv) 9,868,121 shares of common stock owned of record by Sillerman Commercial Holdings Partnership L.P., in which Mr. Sillerman is the sole stockholder of the general partner; and (v) 818,110 shares of common stock underlying presently exercisable warrants issued to Sillerman Commercial Holdings Partnership L.P.

(3)
Includes: (i) 2,611,475 shares of common stock owned of record by Mr. Slater; (ii) 242,628 shares of common stock underlying presently exercisable warrants issued to Mr. Slater; and (iii) 500,000 shares of common stock owned of record by Mitchell J. Slater 2004 GRAT.

(4)
Includes: (i) 2,388,711 shares of common stock owned of record by Mr. Tytel and Sandra Tytel, Mr. Tytel's spouse, as tenants in common with rights of survivorship; (ii) 126,811 shares of common stock underlying presently exercisable warrants issued to Mr. Tytel and Sandra Tytel, Mr. Tytel's spouse, as tenants in common with rights of survivorship; (iii) 361,354 shares of common stock owned of record by the Sandra Tytel 1998 Trust for the Benefit of Jennifer Tytel; (iv) 57,908 shares of common stock underlying presently exercisable warrants issued to the Sandra Tytel 1998 Trust for the Benefit of Jennifer Tytel; (v) 361,352 shares of common stock owned of record by the Sandra Tytel 1998 Family Trust for the Benefit of Michael and Andrew Frey; (vi) 57,908 shares of common stock underlying presently exercisable warrants issued to the Sandra Tytel 1998 Family Trust for the Benefit of Michael and Andrew Frey.

(5)
Includes 112,180 shares of common stock underlying presently exercisable warrants.

(6)
Mr. Banks is a portfolio manager at W.R. Huff Asset Management Co., L.L.C., an affiliate of The Huff Alternative Fund, L.P.

(7)
Includes 6,000 shares of restricted common stock, the issuance of which was authorized by our board of directors, but subject at the time to approval by our stockholders of our 2005 Omnibus Long-Term Incentive Compensation Plan, which approval was obtained at our Special Meeting of Stockholders on March 25, 2005. The restrictions on the shares of common stock lapse ratably over a three-year period, beginning on the first anniversary of the date of grant of such shares, and upon the death or disability of such director or the decision of our Nominating and Corporate Governance Committee not to nominate such director to the board of directors for election.

(8)
Includes 300,000 shares of common stock acquired by Mr. Miller in connection with his ownership of membership interests in RFX Acquisition LLC.

(9)
Includes 150,000 shares of common stock acquired by Mr. Morrow in connection with his ownership of membership interests in RFX Acquisition LLC.

(10)
Mr. Boreta resigned as the President and chairman of the board of directors of our company effective February 7, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions Prior to Recent Transactions

        For the last two full fiscal years there has not been, any transaction or series of similar transactions to which we are or will be a party in which the amount involved exceeded or will exceed $60,000, and in which any director, executive officer, holder of more than 5% of our common stock on an as-converted basis or any member of their immediate family has or will have a direct or indirect material interest.

        During the year ended December 31, 2004, we did not have a separate conflicts policy, though we did comply with applicable state law with respect to transactions involving potential conflicts. Applicable state law requires that all transactions between us and any director or executive officer are subject to full disclosure and approval of the majority of the disinterested members of our board of directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us.

ITEM 13. EXHIBITS.

(a)
Exhibits and Financial Statements and Schedules
(1)
Financial Statements

    See Index to Financial Statements at page F-1.

  (2)
  Financial Statement Schedules

    None.

  (3)
  Exhibits

    The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Certificate of Incorporation (Filed herewith).
3.2	Form of Amended and Restated By-Laws (Filed herewith).
4.1	Specimen Common Stock Certificate (Filed herewith).
10.1	Contribution and Exchange Agreement dated as of December 15, 2004 between the Company, The Promenade Trust and RFX Acquisition LLC (Previously filed as Exhibit 10.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.2	Amendment to the Contribution and Exchange Agreement dated as of February 7, 2005 between the Company, The Promenade Trust and RFX Acquisition LLC (Previously filed as Exhibit 10.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.3	Purchase Agreement, dated as of December 15, 2004, by and among the Company, Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.3 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.4	Amendment to Purchase Agreement, dated as of February 7, 2005, by and among the Company, Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.5	Stock Purchase Agreement, dated as of December 15, 2004, by and among Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.6	Amendment to Stock Purchase Agreement, dated as of February 7, 2005, by and among Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.7	Stock Purchase Agreement dated as of February 7, 2005, by and between the Company and The Huff Alternative Fund, L.P. and affiliates (Previously filed as Exhibit 10.7 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.8	Stock Pledge Agreement, dated as of February 7, 2005, by and among RFX Acquisition LLC, Ronald S. Boreta, John Boreta and Boreta Enterprises, Ltd. (Previously filed as Exhibit 10.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.9	Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.10	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2005 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.11	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2005 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.12	Bridge Loan Credit Agreement dated as of February 7, 2005 among the Company, EPE Holding Corporation, certain financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.12 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.2	List of Subsidiaries (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith)

31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).
99.1	The Presley Business Combined Statements of Net Assets to be Sold and Related Combined Statements of Operations and Royalty Income and Net Assets and of Cash Flows as of September 30, 2004, December 31, 2003 and 2002 and for the Nine Months Ended September 30, 2004 and for Each of the Three Years Ended December 31, 2003 (Previously filed as Exhibit 99.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
99.2	Unaudited Pro Forma Condensed Combined Financial Statements (Previously filed as Exhibit 99.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
99.3	Audit Committee Charter (Filed herewith).
99.4	Compensation Committee Charter (Filed herewith).
99.5	Nominating and Corporate Governance Committee Charter (Filed herewith).
(b)
Exhibits

    See (a)(3) above.

(c)
Financial Statement Schedules

    See (a)(2) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

        The aggregate fees billed for each of the last two fiscal years ended December 31, 2004 and 2003 by Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $13,000 and $8,000, respectively.

AUDIT RELATED FEES

        None.

TAX FEES

        The aggregate fees billed for tax services rendered by Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2004 and 2003, were $2,000 and $1,000, respectively.

ALL OTHER FEES

        The aggregate fees billed for all other services rendered by Piercy Bowler Taylor & Kern for merger related due diligence for the two fiscal years ended December 31, 2004 and 2003, were $5,846 and $0, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CKX, INC.
By	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)	March 30, 2005 Date
By	/s/ THOMAS P. BENSON Thomas P. Benson, Executive Vice President, Chief Financial Officer, Treasurer, (Principal Financial Officer)	March 30, 2005 Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
By	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chairman of the Board	March 30, 2005 Date
By	/s/ MITCHELL J. SLATER Mitchell J. Slater, Director	March 30, 2005 Date
By	/s/ HOWARD J. TYTEL Howard J. Tytel, Director	March 30, 2005 Date
By	/s/ THOMAS P. BENSON Thomas P. Benson, Director	March 30, 2005 Date
By	/s/ EDWIN M. BANKS Edwin M. Banks, Director	March 30, 2005 Date
By	/s/ EDWARD BLEIER Edward Bleier, Director	March 30, 2005 Date
By	/s/ JERRY L. COHEN Jerry L. Cohen, Director	March 30, 2005 Date

By	/s/ CARL D. HARNICK Carl D. Harnick, Director	March 30, 2005 Date
By	/s/ JACK LANGER Jack Langer, Director	March 30, 2005 Date
By	/s/ JOHN D. MILLER John D. Miller, Director	March 30, 2005 Date
By	/s/ BRUCE MORROW Bruce Morrow, Director	March 30, 2005 Date
By	/s/ PRISCILLA PRESLEY Priscilla Presley, Director	March 30, 2005 Date
By	/s/ BIRAME N. SOCK Birame N. Sock, Director	March 30, 2005 Date

CKX, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.)
New York, New York

We have audited the accompanying balance sheets of CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.) (a Delaware corporation) (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern
PIERCY BOWLER TAYLOR & KERN

Las Vegas, Nevada
March 25, 2005

CKX, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Other assets	$—	$962

Total assets	$—	$962

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Due to affiliates	$269,742	$150,579

Total liabilities	269,742	150,579

Shareholders' equity deficiency:
Series A Convertible Preferred Stock, no par value, 5,000,000 shares authorized; no shares issued	—	—
Common Stock, no par value, 100,000,000 shares authorized, 4,283,061 shares issued and outstanding at December 31, 2004 and 2003	6,114,590	6,114,590
Additional paid-in capital	12,248,746	12,248,746
Deficit	(18,633,078)	(18,512,953)

Total shareholders' equity deficiency	(269,742)	(149,617)

Total liabilities and shareholders' equity deficiency	$—	$962

The accompanying notes are an integral part of these financial statements.

CKX, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
General and administrative expenses	$99,782	$85,008

Other income (expense):	—	—
Gain on extinguishment of debt	—	14,137
Interest expense	(20,343)	(9,491)

	(20,343)	4,646

Net loss	$(120,125)	$(80,362)

NET LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CKX, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL
Balances, January 1, 2003	$6,114,590	$12,248,316	$(18,432,591)	$(69,685)

Common stock issued for services	—	430	—	430
Net loss			(80,362)	(80,362)

Balances, December 31, 2003	6,114,590	12,248,746	(18,512,953)	(149,617)

Net loss			(120,125)	(120,125)

Balances, December 31, 2004	$6,114,590	$12,248,746	$(18,633,078)	$(269,742)

The accompanying notes are an integral part of these financial statements.

CKX, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,125)	$(80,362)
Adjustment to reconcile net loss to net cash:
Decrease in other assets	962
Gain on extinguishment of debt	(14,137)
Common stock issued for services		430

Net cash used in operating activities	(119,163)	(94,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	119,163	93,337

Net cash provided by financing activities	119,163	93,337
NET DECREASE IN CASH	—	(732)
CASH, beginning of period	—	732

CASH, end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

CKX, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

  a.
  ORGANIZATIONAL STRUCTURE

The accompanying financial statements include the accounts of CKX, Inc. (the "Company"), formerly known as Sports Entertainment Enterprises, Inc. ("SPEA"). The Company had been inactive since it sold all of its assets in September 2002 and had no continuing operations other than those of a company seeking a business opportunity.

The Company will be engaged in the ownership, development and commercial utilization of entertainment content. The Company's business plan is to make selective and strategic acquisitions of or partner with individuals or companies that control various forms of established or developable content.

  b.
  SUBSEQUENT EVENTS

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman acquired control of the Company. On March 25, 2005, the shareholders approved the change of the Company's name to CKX, Inc. and changed the state of incorporation from Colorado to Delaware.

On February 7, 2005, the Company acquired an 85% interest in entities which control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of Graceland and related attractions and revenue derived from Elvis' music, films, and television specials in a transaction valued at approximately $108.4 million in cash and stock. The transaction was financed with a contribution of equity by the members of RFX Acquisition LLC, the issuance of preferred and common stock to the sellers, the purchase of preferred stock, common stock and warrants by the Huff Alternative Fund, L.P. and certain affiliates and a short-term senior loan from an affiliate of Bear, Stearns & Co., Inc.

On March 17, 2005, the Company acquired 19 Entertainment Limited, a United Kingdom-based company that is a creator and producer of entertainment properties and management of artists. The acquisition was completed with $124.4 million in cash and 1,870,558 shares of common stock, each paid at closing, with an additional $36.9 million in either cash or common stock to be paid following delivery of the audited results for the acquired company's fiscal year ended June 30, 2005. The Company financed the cash consideration with a short-term senior loan from an affiliate of Bear, Stearns & Co., Inc. and through the exercise of $25 million of outstanding common stock purchase warrants.

        Pro forma information has not been provided for these acquisitions as the transactions closed subsequent to December 31, 2004. The Company intends to provide audited financial statements and related pro forma information for these businesses within the timeframes specified by the Securities and Exchange Commission.

  c.
  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.
  STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related Interpretations in accounting for its employee stock options, which does not necessarily require the recognition of compensation cost in the financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in 2005.

  b.
  LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 4,283,061 for 2004 and 4,271,869 for 2003.

3. RELATED PARTY TRANSACTIONS

Ongoing expenses of the Company in 2004 and 2003 have been paid by advances from an affiliate of the former majority shareholder, which accrued interest at 10% per annum. All outstanding advances were settled on February 7, 2005 with the acquisition of the Company by RFX Acquisition, LLC

4. INCOME TAXES

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$531,205	$489,240

Net deferred tax asset before valuation allowance	531,205	489,240
Valuation allowance	531,205	(489,240)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2004, the Company had available for income tax purposes approximately $1.5 million in federal net operating loss carryforwards. These loss carryforwards begin to expire in fiscal year 2011. A one hundred percent valuation allowance has been established against the net deferred tax asset due to limitations on the post-acquisition use of these NOL's.

5. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

  a.
  CAPITAL STOCK

In April 2003, after Board of Directors approval, SPEA issued 43,000 shares of its common stock to an SPEA employee in exchange for past services rendered to the Company. This transaction was valued using the closing market price on or about the date the shares were issued.

  b.
  STOCK OPTION PLAN

The Company had an Incentive Stock Option Plan (the "Plan") that allowed the Board to grant stock options from time to time to employees, officers and directors of the Company, and consultants to the

Company. The Board of Directors had the power to determine vesting provisions and expiration at the time the option is granted and whether the option will be an Incentive Stock Option or otherwise. Incentive Stock Options were only granted to persons who were employees or officers of the Company. The total number of shares of Common Stock subject to options under the Plan may not exceed 250,000, subject to adjustment in the event of certain recapitalizations and reorganizations. Options representing 210,500 shares were granted in 1999 at an exercise price of $2.17 and vested immediately; these options expired in August 2004. An option for 25,000 shares was granted in 2000 at an exercise price of $2.17; this option is fully vested and expires April 2005. The optionee resigned from the Company effective as of February 20, 2004. Total options outstanding under the Plan were 25,000 and 235,500 at December 31, 2004 and 2003 respectively.

In connection with common shares issued in a private transaction in 1998, the Company issued the buyer 173,988 options for common stock of the Company still outstanding at an exercise price of $3.68 per share through October 19, 2008.

All outstanding options were cancelled prior to the consummation of the transactions resulting in the Company's acquisition of the Presley business.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004: risk-free interest rate of 4.2%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 4.2; and a weighted-average expected life of the options of 3.36 years. The assumptions for 2003 were the same except for the volatility factor of 1.90 and the weighted average expected life of the options of 2.42 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Year ended December 31,
	2004	2003
Net loss
As reported	$(120,125)	$(80,362)
Pro forma	(120,125)	(80,362)
Basic and diluted net loss per share
As reported	(.03)	(.02)
Pro forma	(.03)	(.02)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2004 and 2003, is presented below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	409,488	$2.82	409,488	$2.82
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled			—	—
Expired	(210,500)	(2.17)	—	—

Outstanding at end of year	198,988	$3.49	409,488	$2.82

Exercisable at end of year	198,988	$3.49	409,488	$2.82

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices $2.17 — $3.68	198,988	3.39	$3.49	198,988	$3.49

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (Filed herewith).
3.2	Form of Amended and Restated By-Laws (Filed herewith).
4.1	Specimen Common Stock Certificate (Filed herewith).
10.1	Contribution and Exchange Agreement dated as of December 15, 2004 between the Company, The Promenade Trust and RFX Acquisition LLC (Previously filed as Exhibit 10.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.2	Amendment to the Contribution and Exchange Agreement dated as of February 7, 2005 between the Company, The Promenade Trust and RFX Acquisition LLC (Previously filed as Exhibit 10.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.3	Purchase Agreement, dated as of December 15, 2004, by and among the Company, Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.3 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.4	Amendment to Purchase Agreement, dated as of February 7, 2005, by and among the Company, Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.5	Stock Purchase Agreement, dated as of December 15, 2004, by and among Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.6	Amendment to Stock Purchase Agreement, dated as of February 7, 2005, by and among Ronald S. Boreta, Vaso Boreta, John Boreta, Boreta Enterprises Ltd., ASI Group LLC and RFX Acquisition LLC (Previously filed as Exhibit 10.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.7	Stock Purchase Agreement dated as of February 7, 2005, by and between the Company and The Huff Alternative Fund, L.P. and affiliates (Previously filed as Exhibit 10.7 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.8	Stock Pledge Agreement, dated as of February 7, 2005, by and among RFX Acquisition LLC, Ronald S. Boreta, John Boreta and Boreta Enterprises, Ltd. (Previously filed as Exhibit 10.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.9	Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.10	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2005 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.11	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2005 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.12	Bridge Loan Credit Agreement dated as of February 7, 2005 among the Company, EPE Holding Corporation, certain financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.12 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.2	List of Subsidiaries (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith)
31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).
99.1	The Presley Business Combined Statements of Net Assets to be Sold and Related Combined Statements of Operations and Royalty Income and Net Assets and of Cash Flows as of September 30, 2004, December 31, 2003 and 2002 and for the Nine Months Ended September 30, 2004 and for Each of the Three Years Ended December 31, 2003 (Previously filed as Exhibit 99.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
99.2	Unaudited Pro Forma Condensed Combined Financial Statements (Previously filed as Exhibit 99.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
99.3	Audit Committee Charter (Filed herewith).
99.4	Compensation Committee Charter (Filed herewith).
99.5	Nominating and Corporate Governance Committee Charter (Filed herewith).

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. DESCRIPTION OF PROPERTY.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
  ITEM 7. FINANCIAL STATEMENTS.
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 8A. CONTROLS AND PROCEDURES.
  ITEM 8B. OTHER INFORMATION.
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 13. EXHIBITS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
SIGNATURES
CKX, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CKX, INC. BALANCE SHEETS DECEMBER 31, 2004 AND 2003
CKX, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
CKX, INC. STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
CKX, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
CKX, INC. NOTES TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS