Form 10QSB
period 2005-03-31
CKX, Inc.
filed 2005-05-16
CIK 793044

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of May 16, 2005 there were 68,444,195 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

i

Part 1. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2005, December 31, 2004 and December 31, 2004 (Predecessor)	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the three months ended March 31, 2004 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the three months ended March 31, 2004 (Predecessor)	4
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

CKX, Inc.

Condensed Consolidated Balance Sheets

			Predecessor Company
	March 31, 2005	December 31, 2004	December 31, 2004
	(in thousands, except share information)
ASSETS
Cash and cash equivalents	$17,312	$—	$201
Receivables	27,407	—	2,751
Inventories	1,783	—	2,178
Prepaid expenses	980	—	764
Deferred tax asset	1,500	—	1,219

Total current assets	48,982	—	7,113
Property and equipment—net	27,026	—	21,158
Deferred production costs and advances	7,906	—	—
Other assets	14,756	—	7,480
Goodwill	148,843	—	—
Other intangible assets—net	140,459	—	—
Receivables	2,012	—	—
Deferred tax asset	—	—	281

TOTAL ASSETS	$389,984	$—	$36,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,339	$269	$571
Accrued expenses	18,466	—	2,606
Loans payable	148,056	—	$10,508
Deferred purchase consideration	36,200	—	—
Current portion of note payable	362	—	—
Income taxes payable	607	—	328
Deferred revenue	11,911	—	5,473

Total current liabilities	218,941	269	19,486
Long-term liabilities:
Long-term debt	—	—	13,074
Note payable	3,138	—	—
Deferred revenue	1,803	—	2,055
Deferred tax liability	33,900	—	—

Total liabilities	257,782	269	34,615
Minority interest	3,950	—	—
Redeemable restricted common stock, 1,672,170 shares outstanding at March 31, 2005	23,002	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 75,000,000 shares:
Series A, no shares outstanding at March 31, 2005	—	—	—
Series B, 1,491,817 shares outstanding at March 31, 2005	22,825	—	—
Series C, 1 share outstanding at March 31, 2005	—	—	—
Common stock: authorized 200,000,000 shares, 66,772,025 shares issued and outstanding at March 31, 2005, $0.01 par value	668	—	—
100,000,000 shares authorized, 4,283,061 shares issued and outstanding at December 31, 2004, no par value	—	6,115	—
Additional paid-in-capital	119,310	12,249	—
Net assets	—	—	1,417
Accumulated deficit	(37,583)	(18,633)	—
Accumulated other comprehensive income	30	—	—

Total stockholders' equity	105,250	(269)	1,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,984	$—	$36,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.

Condensed Consolidated Statements Of Operations

			Predecessor Company
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	January 1 to February 7, 2005	Three Months Ended March 31, 2004
	(in thousands, except share and per share information)
Revenue	$9,987	$—	$3,442	$7,468
Operating expenses:
Cost of sales	1,488	—	423	984
Selling, general and administrative expenses	4,466	24	2,431	6,334
Corporate expenses	2,059	—	—	—
Depreciation and amortization expenses	1,261	—	126	297
Other costs ($1.2 million paid to related party)	2,175	—	—	—

Total operating expenses	11,449	24	2,980	7,615

Operating income (loss)	(1,462)	(24)	462	(147)
Interest expense, net	958	3	115	444

Income (loss) before other income and income taxes	(2,420)	(27)	347	(591)
Other income	700	—	—	—

Income (loss) before income taxes	(1,720)	(27)	347	(591)
Income tax (benefit)/expense	(990)	—	152	16

Income (loss) before minority interest	(730)	(27)	195	(607)
Minority interest	194	—	—	—

Net income (loss)	(924)	(27)	195	(607)
Dividends on preferred stock	(264)	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—

Net income (loss) available to common shareholders	$(18,950)	$(27)	$195	$(607)

Loss per share:
Basic and diluted loss per share	$(0.61)	$(0.01)

Average number of common shares outstanding:
Basic and diluted	31,169,140	4,240,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.

Condensed Consolidated Statements Of Cash Flows

			Predecessor Company
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	January 1 to February 7, 2005	Three Months Ended March 31, 2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(924)	$(27)	$195	$(607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,261	—	126	297
Deferred income tax benefit	(2,389)	—	—	—
(Decrease) increase in operating assets and liabilities:
Receivables	(2,149)	—	(566)	(380)
Inventory	342	—	124	415
Deferred production costs	(108)	—	—	—
Prepaid expenses and other	(1,104)	—	(576)	(79)
Accounts payable	3,169	—	854	(169)
Accrued expenses	1,207	—	194	411
Income taxes payable	384	—	152	(15)
Minority interest	194	—	—	—
Deferred revenue	303	—	1,410	1,293

Net cash provided by (used in) operating activities	186	(27)	1,913	1,166

Cash flows from investing activities:
Acquisition of Presley Business, net of cash acquired of $1,904	(81,706)	—	—	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	(122,580)	—	—	—
Purchases of property and equipment	(196)	—	(2)	(6)

Net cash used in investing activities	(204,482)	—	(2)	(6)

Cash flows from financing activities:
Issuance of common stock	3,058	—	—	—
Exercise of warrants	30,000	—	—	—
Proceeds from Huff investment	43,819	—	—	—
Proceeds from credit facilities	148,000	—	—	950
Costs associated with Huff investment and credit facility	(3,207)
Increase in due to affiliates	—	27	—
Prinicipal payments on long-term debt	—	—	(185)	(511)
Distributions to trust beneficiary	—	—	(23)	(1,427)

Net cash provided by (used in) financing activities	221,670	27	(208)	(988)

Effect of exchange rate changes on cash	(62)	—	—	—

Net increase in cash and equivalents	17,312	—	1,703	172

Cash and cash equivalents—beginning of period	—	—	201	287

Cash and cash equivalents—end of period	$17,312	$—	$1,904	$459

Supplemental cash flow data (Also see note 13):
Cash paid during the period for:
Interest	$1	$—	$172	$486
Income taxes	—	—	125	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.

Condensed Consolidated Statement Of Stockholders' Equity

(in thousands, except share data)

	Preferred Stock
	Series A		Series B		Series C		Common Stock				Accumulated Other Comprehensive Income
									Additional Paid-In Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2005	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,633)	$—	$(269)
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—
Issuance of common shares	—	—	—	—	—	—	30,474,072	305	3,021	—	—	3,326
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	698,438	8	7,166	—	—	29,999
Restricted shares issued to independent directors	—	—	—	—	—	—	42,000	—	33	—	—	33
Conversion of Series A Preferred and accretion of benefical conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	(17,762)	—	—
Series B Preferred dividend							—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	—	—	—	(924)	—	(924)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	30	30

Balance at March 31, 2005	—	$—	1,491,817	$22,825	1	$—	66,772,075	$668	$119,310	$(37,583)	$30	$105,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.

Notes To Condensed Consolidated Financial Statements

1.    Basis of Presentation

        CKX, Inc. (the "Company") is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, the Pop Idol series in the United Kingdom and local adaptations of the IDOLS television show format which, collectively, air in over 30 countries around the world.

        The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2004 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company's businesses and due to the timing of the transactions described below. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company's Current Report on Form 8-K/A filed on February 11, 2005.

        On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which owned and/or controlled certain content relating to Elvis Presley (the "Presley Business"). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company ("Predecessor"). Accordingly, relevant financial information regarding the Predecessor has been presented herein.

        On March 17, 2005, the Company acquired 100% of 19 Entertainment Limited, a private limited company incorporated under the laws of England and Wales, that is a creator, producer and promoter of entertainment properties, including the IDOLS television show format ("19 Entertainment").

        On March 25, 2005 the Company changed its name from Sports Entertainment Enterprises, Inc. to CKX, Inc., changed its state of incorporation from Colorado to Delaware and changed its capital stock from no par value to $0.01 par value per share.

        The accompanying financial statements have been prepared on the basis that the Company is a going concern. The Company has $148.1 million of loans payable which are scheduled to be repaid in the first quarter of 2006. The Company intends to repay the loans with a portion of the proceeds from a public offering of its common stock (see Note 14). If we are unable to complete the equity offering, we intend to pursue alternative financing arrangements or renegotiate the repayment terms of the loans. No assurance can be given that we will be able to complete such public offering on terms acceptable to the Company or obtain alternative financing which will raise sufficient funds to repay the loans or that we will be able to renegotiate the repayment terms of the loans on terms consistent with the Company's business plan.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred.

Revenue Recognition

        Merchandising/Name and Likeness Licensing Revenues:

        A portion of the Company's revenue is derived from licensing rights to third parties to sell merchandise based on intellectual property, including name, image and likeness rights and related marks. Revenue from these activities is recognized when all of the following conditions are met: (i) pervasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the licensee or buyer is fixed or determinable; and (iv) collectibility is reasonably assured. Licensing advances are deferred until earned under the licensing agreement. Licensing contracts normally provide for quarterly reporting from the licensee of sales made and royalties due. Guaranteed minimum royalties are recognized ratably over the term of the license or are based on sales of the related products, if greater.

        Royalty Income:

        Income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, Financial Reporting in the Record and Music Industry ("SFAS 50"). Under SFAS 50, revenue is recognized when the Company: (i) has signed a non-cancelable contract; (ii) has delivered the rights to the licensee who is free to exercise them; (iii) has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. This revenue is consequently recognized if the amount of accrual is not known or reasonably estimable until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included in the financial statements as a component of cost of sales.

  Television and Film Revenue:

        The Company recognizes revenues for television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

  Sponsorship Revenue:

        The Company derives revenue from sponsorships associated with certain of its television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenues from a one-time event are recognized if: (i) pervasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (a) pervasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price is fixed or determinable; and (d) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

  Other Revenue:

        Ticket sales for tours and exhibits at Graceland, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the "event date" on the ticket.

Television and Film Production Costs

        The cost of producing television and film programs is capitalized and recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

        The Company also accounts for its film and television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs and films for which the Company has secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs and films are expensed as incurred until such time as the Company has secured distribution agreements.

Artist Advances and Recoupable Recording Costs

        Recoupable recording costs and artist advances, as adjusted for anticipated returns, are recognized in accordance with SFAS 50, and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident.

Advertising Expense

        Advertising costs are expensed as incurred.

Income Taxes

        The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes arise from temporary differences between the financial statement and tax basis of assets and liabilities. The Company's deferred taxes primarily result from temporary differences in the recognition of amortization of intangible assets, depreciation, reserve for bad debts and inventory and accrued vacation for financial reporting and tax reporting purposes.

Foreign Currency Translation

        The Company has operations in several foreign countries, primarily the United Kingdom. In the normal course of business these operations are exposed to fluctuations in currency values. Balance sheets of international operations are translated into U.S. dollars at period-end exchange rates while the statements of operations are translated at average exchange rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, if certain circumstances indicate a possible impairment may exist, in accordance with the provisions of SFAS 142. The Company will evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

        SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values. The Company will perform its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed above on the first day of its fiscal fourth quarter.

        The Company will account for impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a uniform accounting model for the disposal of long-lived assets. The Company will evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Impact of Recently Issued Accounting Standards

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. We adopted SFAS No. 123R effective January 1, 2005.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

3. Capital Structure and Predecessor

        Following is a description of changes to the Company's capital structure that occurred during the three months ended March 31, 2005:

  The RFX Investment

        On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, contributed $3,046,407 in cash to the Company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share (the "RFX Investment"). Simultaneous with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including the Company's Chief Executive Officer, Mr. Sillerman, and certain members of the Company's senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of the Company's senior management, exercised an aggregate of five million of the $1.00 warrants for additional aggregate consideration to the Company of $5,000,000.

  The Presley Acquisition (Predecessor)

        On February 7, 2005, the Company acquired 85% of the Presley Business from The Promenade Trust, in exchange for (i) $50.1 million in cash, (ii) 1,491,817 shares of Series B Convertible Preferred Stock, (iii) one share of Series C Convertible Preferred Stock, (iv) 500,000 shares of common stock and (v) the repayment of $25.1 million in indebtedness (the "Presley Acquisition").

  Common Stock

        The common stock issued in the Presley Acquisition was valued at $7.67 per share, which represents the three day average of the closing sales price of the Company's common stock following the public announcement of the acquisition of the Presley Business. The Company's stock price prior to the announcement was not utilized since the Company had no operations at that time.

  Series B Convertible Preferred Stock

        The 1,491,817 shares of Series B Convertible Preferred Stock issued in the Presley Acquisition were valued at $22,825,000. Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock has been valued for accounting purposes at its stated value of $15.30 per share. The stated value approximates the fair value of the Series B Convertible Preferred Stock based on the securities liquidation preferences, annual dividend of 8%, conversion feature and the fair value of the underlying common stock.

        The shares of Series B Convertible Preferred Stock are convertible by its holders into shares of common stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Convertible Preferred Stock become convertible at the Company's option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of the Company's common stock over a thirty day trading period equals or exceeds 150% of the conversion price.

        During the period beginning August 7, 2012 and ending August 7, 2013, the Company can, at its sole discretion, redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If the Company does not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) or the average closing price of the Company's common stock over a thirty day trading period measured as of the last day of the redemption period.

        The Series B Convertible Preferred Stock has been classified as permanent equity in the accompanying financial statements as the security is redeemable in cash solely at the option of the Company.

  Series C Convertible Preferred Stock

        The share of Series C Convertible Preferred Stock issued in the Presley Acquisition had nominal value at issuance. The Series C Convertible Preferred Stock is convertible into one share of common stock and is pari passu with the common stock with respect to dividends and distributions upon liquidation. The Series C Convertible Preferred Stock is not transferable and automatically converts into one share of common stock at such time as The Promenade Trust ceases to own at least 50% of the aggregate sum of the outstanding shares of Series B Convertible Preferred Stock plus the shares of common stock received upon conversion of the Series B Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock has the right to elect a designee to serve on the Company's board of directors for no additional compensation or expense.

        The Series C Convertible Preferred Stock has been classified as permanent equity in the accompanying financial statements as the security is not redeemable and is convertible solely into one share of the Company's common stock.

  The Huff Alternative Fund, L.P. Investment

        Simultaneous with the RFX Investment and the Presley Acquisition, The Huff Alternative Fund, L.P. and its affiliate contributed to the Company an aggregate of $43,319,000 in cash, after fees and expenses, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. The Huff investment has been allocated based on the relative fair values of the preferred stock, common stock and warrants. The fair values of common stock and Series A Convertible Redeemable Preferred Stock were based on the $13.40 closing price of the Company's common stock on February 2, 2005, the date upon which the Huff Investment was committed and agreed to by all parties. The fair values of the warrants was based on a Black-Scholes valuation which incorporated the common stock price of $13.40, a volatility rate of 39% and a discount rate of 3.7%. The allocation of the proceeds, based on the relative fair values of the securities issued to Huff, were as follows: common stock—$10.9 million; warrants—$14.7 million; and Series A Convertible Redeemable Preferred Stock—$17.8 million.

        On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

        At issuance, each share of Series A Convertible Redeemable Preferred Stock had a stated value of $20.00 per share and was convertible into common stock at a conversion price as more fully described below. Holders of the Series A Convertible Redeemable Preferred Stock were not entitled to any dividends beyond participating on an as converted basis in dividends declared with respect to the common stock. The shares of Series A Convertible Redeemable Preferred Stock were convertible into common stock at any time at the option of the holder. The shares of Series A Convertible Redeemable Preferred Stock were to become convertible at the Company's option if, at any time following the third anniversary of issuance the average closing price of the common stock over a thirty day trading period equaled or exceeded $15.00. In addition, if, at any time after issuance, (i) the total market capitalization of the outstanding shares of common stock equaled or exceeded $500 million, and (ii) the average closing price of the common stock over a period of thirty consecutive trading days equaled or exceeded $15.00, then the Company would have had the right to convert such number of shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of up to 25% of the market value of all publicly traded common stock (excluding shares held by affiliates of the Company). The Company could not force conversion of any shares of Series A Convertible Redeemable Preferred Stock during the lockup period described below.

        The holders of the Series A Convertible Redeemable Preferred Stock had certain anti-dilution protection with respect to the Series A Convertible Redeemable Preferred Stock. The conversion price of the Series A Convertible Redeemable Preferred Stock, which was $10.00 per share at issuance, was subject to adjustment upon (i) issuances of common stock at a price below $10.00 per share, and (ii) the exercise or conversion of convertible stock, warrants, options (other than employee incentive stock options) or other similar derivatives relating to common stock, in each case at a price below $10.00 per share.

        The terms of the Series A Convertible Redeemable Preferred Stock specifically provided for an adjustment for the issuance of the 15,486,815 warrants issued but not exercised by the recipients thereof immediately following the closing of the Presley Acquisition, but no adjustment in connection with the issuance and exercise of the warrants received by the Huff Alternative Fund LP or the Huff Alternative Parallel Fund LP at closing or for the 5,000,000 warrants which were issued and exercised immediately following closing. After giving effect to the adjustments described in the preceding sentence, the conversion price of the Series A Convertible Redeemable Preferred Stock became $7.18 per share of common stock, so that each share of Series A Convertible Redeemable Preferred Stock was convertible into approximately 2.8 shares of common stock.

        During the first three years following issuance, the Company had the option to redeem part or all of the Series A Convertible Redeemable Preferred Stock using up to 25% of the proceeds from each registered public offering or private investment in public equity ("PIPES") transaction: (i) during the first twelve months following issuance, at a price of $23.10 per share, and (ii) at all times thereafter, at a price that would have provided the holders of the Series A Convertible Redeemable Preferred Stock with an internal rate of return of 15.5% on the shares of Series A Convertible Redeemable Preferred Stock being sold. Upon a liquidation, the holders of the Series A Convertible Redeemable Preferred Stock were entitled to receive in preference to the holders of any other class or series of the Company's equity securities (other than the Series B Convertible Preferred Stock) a cash amount per share equal to the greater of the stated value plus any accrued but unpaid dividends or the amount to which they would be entitled had they converted to Common Stock.

        If, after six years following issuance, the aggregate return to the holders of the Series A

Convertible Redeemable Preferred Stock did not equal or exceed 8%, then the holders of the Series A Convertible Redeemable Preferred Stock would have been entitled to receive a distribution of cash or additional shares of Series A Convertible Redeemable Preferred Stock so that the return calculated to such date equaled 8% (the "Total Return Amount").

        In the event that any holder of Series A Convertible Redeemable Preferred Stock had not converted its shares as of the eighth anniversary of the date of issuance, the Company would have been required to redeem 100% of the outstanding shares of Series A Convertible Redeemable Preferred Stock for an aggregate price equal to the stated value multiplied by the number of shares of Series A Convertible Redeemable Preferred Stock then being redeemed plus any Total Return Amount owed but not paid in accordance with the preceding paragraph.

        As a result of the redemption right described above, the Series A Convertible Redeemable Preferred Stock was initially recorded as temporary equity. Following the March 21, 2005 conversion into common stock, the Series A Convertible Redeemable Preferred Stock was reclassified as permanent equity.

        The allocation of the proceeds from the Huff Investment resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This was due in part to the allocation of proceeds raised to the warrants as well as the conversion ratio of one share of preferred stock into 2.8 shares of common stock as previously described. This beneficial conversion feature was to be accreted over the eight-year redemption period and recorded as a preferred dividend. As a result of the conversion described above, a dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

  Reincorporation

        On March 25, 2005, we changed our state of incorporation from Colorado to Delaware and changed our capital stock from no par value to $0.01 par value per share.

4.    Comprehensive Income

        The following table is a reconciliation of the Company's net loss to comprehensive loss for the three months ended March 31, 2005:

(in thousands)
Net loss	$(924)
Other comprehensive income:
Foreign currency translation adjustments	30

Comprehensive loss	$(894)

        Foreign currency translation adjustments result from the conversion of 19 Entertainment's financial statements for the period March 18, 2005 to March 31, 2005. There were no differences between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 or for the three months ended March 31, 2004.

5.    Earnings Per Share/Common Shares Outstanding

        Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Diluted earnings per share is not presented because the calculation is anti-dilutive due to the reported net loss. As a result, 6,543,413 shares are excluded from the calculation of diluted earnings per share for the quarter ended March 31, 2005 since the effect would be anti-dilutive.

6.    Acquisitions

The Presley Business (Predecessor)

        On February 7, 2005, the Company acquired an 85% interest in entities which control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of Graceland and related attractions and revenue derived from Elvis' music, films, and television specials. The transaction was financed with a contribution of equity and exercise of warrants by the members of RFX Acquisition LLC, the issuance of preferred and common stock to the seller, the purchase of preferred stock, common stock and warrants by the Huff Alternative Fund, L.P. and an affiliate and a short-term senior loan from an affiliate of Bear Stearns & Co., Inc.

        The aggregate consideration paid for the acquisition was as follows:

(in thousands)
Fair value of common stock issued	$3,835
Fair value of preferred stock issued	22,825
Repayment of Presley debt	25,121
Note payable	3,500
Cash	53,125
Estimated transaction costs	5,788

$114,194

        The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities based on a preliminary valuation prepared by an independent appraisal firm. These amounts have been adjusted to reflect the Company's 85% ownership interest. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed.

(in thousands)
Current assets	$13,809
Property and equipment	25,034
Goodwill	26,865
Intangible assets	76,500
Other assets	6,146

Assets acquired	148,354
Current liabilities	11,552
Deferred tax liabilities	16,789
Other liabilities	5,819

Liabilities assumed	34,160

Net assets acquired	$114,194

        In accordance with SFAS No. 109, Accounting for Income Taxes, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

        Reflected in the purchase price for the Presley Business is $3.0 million in prepaid rent for a 90-year lease on Graceland.

        The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The amounts allocated to intangible assets were attributed to the following categories and related useful lives:

	(Amounts in thousands)
Record, music publishing, film and video rights	$21,000	15 years
Relationships with licensees	12,000	5 years
Rights to use Presley name	5,500	10 years
Trademarks, publicity rights and other intellectual property	38,000	n/a

         The trademarks, including rights to the name, image and likeness of Elvis Presley, have indefinite lives and, accordingly, no amortization expense has been recorded in the accompanying condensed consolidated financial statements.

        The Company is required to make annual distributions, in monthly installments that represent its 15% share of the operating income of the Presley Business before depreciation and amortization and after income taxes and capital expenditures. The Company is required to pay a minimum annual distribution of $1.2 million for each full calendar year irrespective of the actual operating results for the business in such year. To the extent that the minimum distribution exceeds the net income allocated to minority interest, the additional amount will be recorded as additional minority interest expense.

        The Promenade Trust has the right to require the Company to purchase for cash all or a portion of its 15% ownership interest in the Presley Business from time to time beginning on January 1, 2008. The price the Company will be required to pay to The Promenade Trust will be based on the then current fair market value of the Presley Business as determined through an appraisal process. As the put right is at fair market value, no value has been assigned for accounting purposes to the put option. The results of operations of the Presley Business are included in the results of the Company since the date of acquisition.

19 Entertainment

        On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment Limited, a United Kingdom-based company that is a creator, producer and promoter of entertainment properties, including the IDOLS television show format (the "19 Entertainment Acquisition"). The acquisition was completed with £64.5 million (US $124.4 million) in cash and 1,870,558 unregistered shares of common stock, each paid at closing, with an additional £19.2 million (US $36.9 million) in either cash or common stock to be paid following delivery of the audited results for the acquired company's fiscal year ended June 30, 2005, or on December 30, 2005, which ever occurs earlier. The additional consideration can be requested in common stock by the sellers. If the sellers do not request the payment in common stock (and therefore have selected to be paid in cash) and the Company has not completed a public sale or offering of equity securities for proceeds in excess of $40 million on or before June 30, 2005, we can pay the full amount of such deferred consideration in shares of registered common stock. The 1,870,558 unregistered shares of common stock issued in the 19 Entertainment Acquisition were valued at $16.83 per share (which represents the average of the Company's closing stock prices for the two days prior to and the day of the 19 Entertainment Acquisition). The stock prices subsequent to the consummation of the transaction were excluded from the average price in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

        In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights relating to the conversion shares whereby, during a short period following the six year anniversary of the acquisition, the Company can exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers can exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights apply to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition. As a result, these shares have been presented in the accompanying balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights at $28.1 million.

        The value of the Put and Call Option Agreement at March 17, 2005 was estimated to be $5.1 million and was recorded as a reduction of purchase price as part of the purchase accounting for 19 Entertainment.

        The Company financed the cash consideration with a short-term senior loan from an affiliate of Bear, Stearns & Co., Inc., and proceeds from the exercise of outstanding warrants, including approximately $18,577,154 of proceeds from the exercise by certain members of senior management of warrants to acquire 11,910,281 shares of common stock and approximately $6,422,846 of proceeds from the exercise by The Huff Alternative Fund, L.P. and its affiliate of warrants to acquire 4,606,918 shares of common stock.

        The aggregate consideration paid for the acquisition was as follows:

(in thousands)
Fair value of common stock issued	$3,339
Fair value of redeemable restricted common stock, including put and call agreement	23,002
Deferred purchase consideration	36,900
Cash	124,367
Estimated transaction costs	3,464

$191,072

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on March 17, 2005. The estimated fair values are based on a preliminary valuation performed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed.

(in thousands)
Current assets	$32,557
Property and equipment	2,021
Goodwill	121,978
Intangible assets	65,000
Other assets	1,954

Assets acquired	223,510
Current liabilities	8,352
Deferred tax liabilities	19,500
Other liabilities	4,586

Liabilities assumed	32,438

Net assets acquired	$191,072

        In accordance with SFAS No. 109, Accounting for Income Taxes, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

        The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The amounts allocated to intangible assets were attributed to the following categories and related useful lives:

	(Amounts in thousands)
Television programming	$35,000	7 years
Artist management, recording, merchandising, and sponsorship contracts	30,000	5 years

        The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

Pro Forma Information

        The following table summarizes unaudited pro forma financial information assuming the acquisition of the Presley Business and 19 Entertainment and the related financing transactions had occurred on January 1, 2004 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share amounts)
Revenues	$32,220	$40,838
Net loss	$(4,931)	(4,521)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.07)

Note that the amounts for the three months ended March 31, 2005 excludes non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees prior to the Company's acquisition on March 17, 2005. This expense was $7 million after tax, or $0.10 per share.

7.    Intangible Assets and Goodwill

        Intangible assets which have finite lives are being amortized on a straight-line basis over periods from 5 to 15 years. Amortization expense for the three months ended March 31, 2005 was $1.1 million. The projected annual amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $13 million for the year ending December 31, 2005 and $15.4 million for each of the following four years ending December 31.

        Intangible assets consist of:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$21,000	$199	$20,801
Presley relationships with licensees	12,000	342	11,658
Priscilla Presley rights to Presley name	5,500	78	5,422
19 Entertainment television programming and related rights	35,000	192	34,808
19 Entertainment artist management, recording, merchandising, and sponsorship contracts	30,000	230	29,770

	$103,500	$1,041	$102,459

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,000		$38,000

	Balance at January 1, 2005	Goodwill Acquired during 2005	Balance at March 31, 2005
Goodwill
Presley Business:
Royalties and Licensing	$—	$12,058	$12,058
Graceland Operations	—	14,807	14,807
19 Entertainment	—	121,978	121,978

Total Company	$—	$148,843	$148,843

8.    Debt

        The Company has the following debt facilities at March 31, 2005:

  Presley Short Term Senior Credit Facility

        In connection with the Presley Acquisition, the Company borrowed $39.0 million from an affiliate of Bear, Stearns & Co. Inc. This Presley short term senior loan is an obligation of EPE Holding Corporation, our wholly owned subsidiary which directly owns 100% of our shares and interests in the Presley Business.

        The Presley short term senior loan is due and payable on February 6, 2006, although the Company is required to repay the loan immediately with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales. The lender waived this requirement with respect to the financing for the 19 Entertainment Acquisition. The Presley short term senior loan is also immediately due and payable upon a change in control of the Company, as defined in the Presley short term senior credit facility.

        The Presley short term senior loan bears interest at a rate per annum equal to LIBOR (at each rate reset date) plus (a) 400 basis points through August 6, 2005, (b) 500 basis points from August 7, 2005 through November 6, 2005 and (c) 600 basis points at all times thereafter through maturity. The interest rate on the loan as of March 31, 2005 was 6.8%. The Company is required to repay the Presley short term senior loan at 101% of the principal amount at maturity. This additional $390,000 of principal is being recorded as interest expense over the life of the loan.

        The Presley short term senior loan is guaranteed by the Company and secured by 100% of our ownership interests in the Presley Business and places restrictions on our ability to pay dividends from the borrower, EPE Holding Corporation, to us, as the parent company, to fund corporate expenses and pay dividends on our Series B Convertible Preferred Stock. The loan also requires the Company to maintain certain financial covenants including (i) a maximum debt to EBITDA ratio, (ii) minimum EBITDA, (iii) minimum tangible net worth, and (iv) minimum cash on hand. If the Company is unable to meet these requirements or satisfy these covenants, the Company may not be able to fund all of its obligations. Under the terms of the Presley short term senior loan, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income.

        The Company incurred deferred loan costs of $1.1 million to obtain this financing, which is being amortized into interest expense over the life of the loan, utilizing the effective interest method.

  19 Entertainment Short Term Senior Credit Facility

        In connection with the 19 Entertainment Acquisition, CKX UK Holdings Limited, a wholly owned subsidiary of the Company which directly owns 100% of 19 Entertainment borrowed $109.0 million from an affiliate of Bear, Stearns & Co. Inc.

        The 19 Entertainment short term senior loan is due and payable on February 6, 2006, although the Company is required to repay the loan immediately with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales. The 19 Entertainment short term senior loan is also immediately due and payable upon a change in control of the Company, as defined in the 19 Entertainment short term senior credit facility.

        The 19 Entertainment short term senior loan bears interest at a rate per annum equal to LIBOR (at each rate reset date) plus (a) 400 basis points through September 16, 2005, (b) 500 basis points from September 17, 2005 through December 16, 2005, and (c) 600 basis points at all times thereafter through maturity, and may be increased upon the happening of certain events. The interest rate on the loan as of March 31, 2005 was 7.1%.

        The 19 Entertainment short term senior loan is guaranteed by the Company and each of the wholly owned operating subsidiaries of 19 Entertainment and is secured by 100% of our ownership interest in CKX UK Holdings Limited, 19 Entertainment and its subsidiaries. The 19 Entertainment short term senior loan is also secured by a second lien on our ownership interests in EPE Holding Corporation and its subsidiaries. The credit facility places restrictions on CKX UK Holdings Limited's ability, as the borrower, to pay dividends to us, as the parent company, to fund corporate expenses. The loan also requires us to maintain certain financial covenants including (i) a maximum debt to EBITDA ratio, (ii) minimum EBITDA, (iii) minimum tangible net worth and (iv) minimum cash on hand. If we are unable to meet these requirements or satisfy these covenants, we may not be able to fund all of our obligations. Under the terms of the 19 Entertainment short term senior loan, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income.

        The Company incurred deferred loan costs of $1.9 million to obtain this financing, including a 1% commitment fee paid upon funding of the loan, which is being amortized into interest expense over the life of the loan, utilizing the effective interest method.

  Priscilla Presley Note

        The Company issued a $3.5 million subordinated promissory note to Priscilla Presley in connection with the acquisition from Priscilla Presley of all commercial rights held by Ms. Presley to use the name "Presley" in connection with the use and exploitation of the assets acquired in the Presley Acquisition as well as all of Ms. Presley's rights, if any, to the name "Graceland." The note bears interest at the rate of 5.385% percent per annum. The principal and interest under the note are payable in seven consecutive equal annual installments of principal and interest of $550,000 each, due and payable on the first through the seventh anniversaries of the date of the note, with an eighth and final installment of principal and interest in the amount of $549,858, due and payable on the eighth anniversary of the date of the note.

9.    Shareholder's Equity

        On February 8, 2005, the Company granted 42,000 shares of restricted stock to the Company's independent directors. These grants were subject to adoption of the Company's 2005 Omnibus Long-Term Incentive Compensation Plan by the shareholders of the Company, which occurred on March 25, 2005. The restricted shares vest ratably on each of the first three anniversaries of the date of grant. The shares have been valued at $14.40, the closing stock price on the date of grant. The total value of these shares is being expensed ratably over the three-year vesting period. Included in corporate expense on the accompanying statement of operations for the period February 8—March 31, 2005 is $33,000 of expense related to these restricted shares.

        On February 4, 2005, the Company issued 10,000 unregistered shares of common stock in satisfaction of a $270,000 obligation to a former affiliate in connection with the RFX Investment. In addition, certain former principal shareholders purchased warrants to acquire 500,000 shares of common stock at an exercise price of $10.00 per share. The aggregate purchase price for the warrants was $10,000 in cash.

        At March 31, 2005, the Company had outstanding warrants to purchase 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

        The Company is prohibited from paying cash dividends on its common stock under the terms of the Presley short term senior credit facility and the 19 Entertainment short term senior credit facility.

10.    Income Taxes

        In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company's effective tax rate is based on expected income, statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in various jurisdictions in which the Company operates.

        For the three months ended March 31, 2005, the Company recorded an income tax benefit of $1.0 million which is comprised mainly of provisions for foreign taxes of $0.5 million relating to the profitable operations of 19 Entertainment and state income tax expense of $0.1 million relating to the Presley business, net of a tax benefit of $1.6 million on the net operating loss in the United States.

Management believes realization of the income tax benefit is reasonably assured due to the deferred tax liabilities which will reverse into taxable income in future periods.

11.    Segment Information

        The Company currently has three reportable segments: Presley Business Royalties and Licensing, Graceland Operations and 19 Entertainment. All inter-segment transactions have been eliminated in the consolidated financial statements.

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	Corporate and other	Total
	(amounts in thousands)
Three months ended March 31, 2005
Revenue	$2,446	$3,352	$4,189	$—	$9,987

Operating profit (loss)	$1,285	$(323)	$1,810	$(4,234)	$(1,462)

Three months ended March 31, 2004:
Revenue	$—	$—	$—	$—	—

Operating income (loss)	$—	$—	$—	$(24)	$(24)

Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$3,442

Operating profit (loss)	$1,167	$(705)	$—	$—	$462

Three months ended March 31, 2004 (Predecessor):
Revenue	$2,185	$5,283	$—	$—	$7,468

Operating profit (loss)	$949	$(1,069)	$—	$(27)	$(147)

Segment assets at March 31, 2005	$74,232	$76,341	$230,147	$9,264	$389,984

12.    Related Party Transactions

        Included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 are $2.2 million of costs related to the transition of the Company from an entity with no operations. These costs include $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which were reimbursed by CKX upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses.

        Immediately prior to the consummation of the various transactions resulting in our acquisition of the Presley Business, the Company entered into a sublease for 16,810 square feet for its principal corporate offices in New York, New York. The prior subtenants from whom the Company assumed the terms of the sublease were FXM, Inc. ("FXM") and MJX Asset Management LLC ("MJX"). Mr. Sillerman is the managing member of MJX and is the principal stockholder of FXM. Certain other executive officers of the Company are also investors in MJX and FXM. The terms of the Company's sublease are identical to those which governed FXM's and MJX's occupation of such space. In accordance with certain requirements set forth in the existing sublease for the space, FXM was required to remain as a guarantor to the Company's obligations under the sublease. While the Company was not yet subject to the rules and regulations of The NASDAQ National Market®, the transaction was ratified by the independent members of the board of directors of the Company in accordance with The NASDAQ National Market's® rules for affiliated transactions.

13.    Supplemental Cash Flow Information

        The Company had the following non-cash investing and financing activities in the three months ended March 31, 2005 (amounts in thousands):

Common stock issued for the acquisition of the Presley business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley business	$22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	$3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	$26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	$17,762
Issuance of common shares in satisfaction of obligation to former affiliate	$270
Dividend on Series B Convertible Preferred Stock	$264

14.    Subsequent Events

        On April 11, 2005, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission that contains a preliminary prospectus relating to a proposed underwritten public offering of the Company's common stock. The Company expects to complete the offering by the end of the second calendar quarter of 2005.

FORWARD LOOKING STATEMENTS

        In addition to historical information, this Form 10-QSB (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission ("SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant, included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, and of the Presley Business, included in the Company's Current Report on Form 8-K/A filed on February 11, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

        We are engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, the Pop Idol series in the United Kingdom and local adaptations of the IDOLS television show format which, collectively, air in over 30 countries around the world.

        On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment Ltd.

Presley Business

        The Presley Business consists of generating revenue from the name and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. Our primary revenue sources include ticket sales and related income from public tours of Graceland, income from licensing Elvis' name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. We also derive revenue from the operation of Elvis Presley's Heartbreak Hotel and the Meadow Oaks apartment complex. Most of our revenue sources are dependant upon the public's continued interest in Elvis and the intellectual property he created.

        Revenue from tours of Graceland has historically been seasonal with sharply higher numbers of visitors during the late spring and summer months as compared to the fall and winter seasons.

        Licensing revenue is primarily derived from long-term contracts with terms of two to ten years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees.

        The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content.

        Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland.

19 Entertainment

        19 Entertainment generates revenue from the creation and production of entertainment properties. Our primary revenue sources include production and license fees and related ratings and rankings bonuses from television programs, and royalties from the sale of recorded music by artists signed to our record labels. We also derive revenue from the sale of merchandise, sponsorships and tours based on our television programs and recorded music artists, and fee income from management clients.

        The majority of our revenue is derived from production and license fees and related performance bonuses from producing and licensing the IDOLS television show format in various countries and ancillary revenue streams from the IDOLS brand. Ancillary revenue from the IDOLS brand is generated through agreements which provide us with the option to sign finalists on the IDOLS television shows to long-term recording contracts, concert tours we produce featuring IDOLS finalists and the sale of sponsorships and merchandise involving the IDOLS brand.

        Most of our IDOLS related revenue is generated through agreements with our global television production and distribution partner, FremantleMedia Limited, and our global record label partner, Ronagold Limited, a subsidiary of SonyBMG Music Entertainment. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

        The IDOLS television shows, which have aired in over 30 countries, are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and SonyBMG Music Entertainment have the right, but not the obligation, to require the artist to release a specified number of albums.

        Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network. Our revenue is also dependent upon the continued success and productivity of our other recording artists and management clients.

        19 Entertainment's revenue is seasonal in nature, reflecting the timing of our IDOLS television shows in various markets. Historically, we have generated higher revenue during the first half of the calendar year, which corresponds to the dates our American Idol series airs on the Fox television network in the United States. A significant portion of our revenue from American Idol is paid to us in the second half of the calendar year.

        Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new television projects and investments made in trying to establish successful recording careers for artists who have appeared as finalists on the IDOLS television series.

        Film and television revenues continue to be largely derived from the Idol franchise and represent contractual payments for each broadcast, ratings-based bonuses and a share of American Idol program sponsorship fees. Music revenues are earned primarily from royalties on music sales deriving from the ownership of master recordings (as well as a small element of income from musical copyrights). Touring revenues result primarily from the production of tours featuring both Idols finalists and managed artists. Sponsorship and merchandising revenues are fees earned from crafting relationships with key brands and 19 Entertainment properties as well as the optioning of merchandising rights for the top contestants on Idols television shows and other recording artists. Management revenues represent fees earned for artist management, which are typically a percentage of artists' earnings.

Combined Operating Results Quarter Ended March 31, 2005 Compared to Predecessor Quarter Ended March 31, 2004

        Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management's discussion and analysis of financial condition and results of operations, we have combined the Company's results for the three months ended March 31, 2005 with that of the Predecessor for the period January 1, 2005 to February 7, 2005 and compared that to the results of the Predecessor for the three months ended March 31, 2004. Management believes that this provides the most meaningful analysis of the Company's results for the three months ended March 31, 2005.

	CKX Three Months Ended March 31, 2005	Predecessor Presley January 1, 2005 To February 7, 2005	Combined Total	Predecessor Presley Three Months Ended March 31, 2004	Variance
	(amounts in thousands)
Revenue	$9,987	$3,442	$13,429	$7,468	$5,961
Operating expenses	11,449	2,980	14,429	7,615	6,814

Operating income (loss)	(1,462)	462	(1,000)	(147)	(853)
Interest expense, net	958	115	1,073	444	629

Income (loss) before other income	(2,420)	347	(2,073)	(591)	(1,482)
Other income	700	—	700	—	700

Income (loss) before income taxes	(1,720)	347	(1,373)	(591)	(782)
Income tax expense (benefit)	(990)	152	(838)	16	(854)

Income (loss) before minority interest	(730)	195	(535)	(607)	(72)
Minority interest	194	—	194	—	194

Net income (loss)	$(924)	$195	$(729)	$(607)	$(122)

        The combined total column has been prepared on a different basis of accounting than for the Predecessor for the period ended March 31, 2004. The combined total includes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for both the Presley Business and 19 Entertainment. This added approximately $1.1 million to operating expenses. In addition, the combined total includes interest expense related to the Presley and 19 Entertainment short term senior credit facilities and the Priscilla Presley Note of approximately $1.0 million.

        On a combined basis, revenues earned were $13.4 million for the combined total period as compared to $7.5 million for the Predecessor for the three months ended March 31, 2004. The increase of $6.0 million is primarily attributable to the revenue of 19 Entertainment of $4.1 million for the period since its acquisition. The remaining increase in revenue was due to higher licensing and royalty fees at the Presley Business, including licensing fees related to a television mini-series.

        Combined operating expenses increased by $6.8 million. Of this increase, $2.1 million represents corporate overhead costs and $2.2 million represents costs related to the transition of the Company including the RFX Investment and the Presley Acquisition. Included in the $2.2 million of other costs are $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which were reimbursed by the Company upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses. The operating expenses of 19 Entertainment for the period subsequent to its acquisition were $2.3 million.

        Interest expense increased by $0.6 million due to the interest costs associated with borrowings incurred to acquire the Presley Business and 19 Entertainment.

        Other income of $0.7 million relates to foreign exchange gains.

        We recognized a net income tax benefit of $0.8 million for the combined period. This net benefit reflects foreign tax income tax expense related to the profitable operations of the 19 Entertainment business, state income tax expense related to the Presley business and a federal income tax benefit related to the overall loss incurred. Management believes realization of the income tax benefit is reasonably assured due to the deferred tax liabilities which will reverse into taxable income in future periods. The Predecessor business was partly held in a trust structure and therefore the net income was not taxed in the business, resulting in a low effective tax rate.

        The minority interest expense of $0.2 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

  Liquidity and Capital Resources

        As a result of our acquisition of an 85% interest in the Presley Business and our acquisition of 19 Entertainment, we have made changes to our historical capital and financial structure. The following highlights the most significant changes:

        Acquisition by RFX Acquisition LLC—On February 7, 2005, RFX Acquisition LLC contributed $3,046,407 in cash to our Company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share. Simultaneously with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in our company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including our Chief Executive Officer, Mr. Sillerman, and certain members of our Company's senior management. In order to provide additional capital to our Company on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of our Company's senior management, exercised an aggregate of five million of the $1.00 warrants for aggregate consideration to our Company of $5,000,000.

        Distributions to Minority Shareholders of Subsidiaries—Under the terms of our agreement to acquire an 85% interest in the Presley Business, we are required to make future minimum annual distributions, in monthly installments, to The Promenade Trust which are intended to represent its 15% share of the operating income of the Presley Business before depreciation and amortization and after income taxes and capital expenditures. We have agreed that during the first year we operate the Presley Business we will make a monthly distribution of $125,000 to The Promenade Trust. At the end of each calendar year, we will make a calculation of the actual amount due to The Promenade Trust based on its 15% ownership interest and make an additional distribution to The Promenade Trust if its actual 15% share is higher than the total distributions paid to The Promenade Trust over the prior twelve months. If the calculation indicates that we have paid more than The Promenade Trust was entitled to, we will reduce future monthly distributions to The Promenade Trust by such amount. However, we will always be required to pay The Promenade Trust a minimum annual distribution of $1.2 million for each full calendar year irrespective of the actual operating results for the business in such year.

        Series B Convertible Preferred Stock—Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The shares of Series B Convertible Preferred Stock are convertible by the holder into common stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations.

The shares of Series B Convertible Preferred Stock become convertible at our option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of the common stock over a thirty day trading period equals or exceeds 150% of the conversion price.

        During the period August 7, 2011 and ending August 7, 2013, we can redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If we do not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) the average closing price of the common stock over a thirty day trading period measured as of the last day of the redemption period.

        The Promenade Trust has the right to require us to purchase for cash all or a portion of its 15% ownership interest in the Presley Business from time to time beginning on January 1, 2008. The price we will be required to pay to The Promenade Trust will be based on the then current fair market value of the Presley Business as determined through an appraisal process.

        Priscilla Presley Transaction—In connection with the acquisition of our 85% interest in the Presley Business, we acquired from Priscilla Presley all commercial rights held by Ms. Presley to use the name "Presley" in connection with the use and exploitation of the assets acquired from The Promenade Trust as well as all of Ms. Presley's rights, if any, to the name "Graceland". The purchase price for the rights acquired from Priscilla Presley was $6.5 million, with $3.0 million paid in cash at the closing and $3.5 million paid in the form of an eight year subordinated promissory note. The promissory note bears interest at a rate of 5.385% per year and requires annual payments of $550,000.

        The Huff Alternative Fund, L.P. Investment—Simultaneous with the closing of the investment in our Company by RFX Acquisition LLC and our acquisition of the Presley Business, The Huff Alternative Fund, L.P. and its affiliate contributed an aggregate of $43.8 million in cash in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share.

        The allocation of the proceeds from the investment by The Huff Alternative Fund, L.P. and its affiliate between the fair value of the Series A Convertible Redeemable Preferred Stock and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $17.8 million.

        Series A Convertible Redeemable Preferred Stock—On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

        At issuance, each share of Series A Convertible Redeemable Preferred Stock had a stated value of $20.00 per share and was convertible into common stock at a conversion price as more fully described below. Holders of the Series A Convertible Redeemable Preferred Stock were not entitled to any dividends beyond participating on an as converted basis in dividends declared with respect to the common stock. The shares of Series A Convertible Redeemable Preferred Stock were convertible into common stock at any time at the option of the holder. The shares of Series A Convertible Redeemable Preferred Stock were to become convertible at the Company's option if, at any time following the third anniversary of issuance the average closing price of the common stock over a thirty day trading period equaled or exceeded $15.00. In addition, if at any time after issuance (i) the total market capitalization of the outstanding shares of common stock equaled or exceeded $500 million, and (ii) the average closing price of the common stock over a period of thirty consecutive trading days equaled or exceeded $15.00, the Company would have had the right to convert such number of shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of up to 25% of the market value of all publicly traded common stock (excluding shares held by affiliates of the Company). The Company could not force conversion of any shares of Series A Convertible Redeemable Preferred Stock during the lockup period described below.

        The holders of the Series A Convertible Redeemable Preferred Stock had certain anti-dilution protection with respect to the Series A Convertible Redeemable Preferred Stock. The conversion price of the Series A Convertible Redeemable Preferred Stock, which was $10.00 per share at issuance, was subject to adjustment upon (i) issuances of common stock at a price below $10.00 per share, and (ii) the exercise or conversion of convertible stock, warrants, options (other than employee incentive stock options) or other similar derivatives relating to common stock, in each case at a price below $10.00 per share.

        The terms of the Series A Convertible Redeemable Preferred Stock specifically provided for an adjustment for the issuance of the 15,486,815 warrants issued but not exercised by the recipients thereof immediately following the closing of the Presley Acquisition, but no adjustment in connection with the issuance and exercise of the warrants received by the Huff Alternative Fund LP or the Huff Alternative Parallel Fund LP at closing or for the 5,000,000 warrants which were issued and exercised immediately following closing. After giving effect to the adjustments described in the preceding sentence, the conversion price of the Series A Convertible Redeemable Preferred Stock became $7.18 per share of common stock, so that each share of Series A Convertible Redeemable Preferred Stock was convertible into approximately 2.8 shares of common stock.

        During the first three years following issuance, the Company had the option to redeem part or all of the Series A Convertible Redeemable Preferred Stock using up to 25% of the proceeds from each registered public offering or private investment in public equity ("PIPES") transaction: (i) during the first twelve months following issuance, at a price of $23.10 per share, and (ii) at all times thereafter, at a price that would have provided the holders of the Series A Convertible Redeemable Preferred Stock with an internal rate of return of 15.5% on the shares of Series A Convertible Redeemable Preferred Stock being sold. Upon a liquidation, the holders of the Series A Convertible Redeemable Preferred Stock were entitled to receive in preference to the holders of any other class or series of the Company's equity securities (other than the Series B Convertible Preferred Stock) a cash amount per share equal to the greater of the stated value plus any accrued but unpaid dividends or the amount to which they would be entitled had they converted to common stock.

        If, after six years following issuance, the aggregate return to the holders of the Series A Convertible Redeemable Preferred Stock did not equal or exceed 8%, then the holders of the Series A Convertible Redeemable Preferred Stock would have been entitled to receive a distribution of cash or additional shares of Series A Convertible Redeemable Preferred Stock so that the return calculated to such date equaled 8% (the "Total Return Amount").

        In the event that any holder of Series A Convertible Redeemable Preferred Stock had not converted its shares as of the eighth anniversary of the date of issuance, the Company would have been required to redeem 100% of the outstanding shares of Series A Convertible Redeemable Preferred Stock for an aggregate price equal to the stated value multiplied by the number of shares of Series A Convertible Redeemable Preferred Stock then being redeemed plus any Total Return Amount owed but not paid in accordance with the preceding paragraph.

        As a result of the redemption right described above, the Series A Convertible Redeemable Preferred Stock was initially recorded as temporary equity. Following the March 21, 2005 conversion into common stock, the Series A Convertible Redeemable Preferred Stock was reclassified as permanent equity.

        The allocation of the proceeds from the Huff Investment resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This was due in part to the allocation of proceeds raised to the warrants as well as the conversion ratio of one share of preferred stock into 2.8 shares of common stock as previously described. This beneficial conversion feature was to be accreted over the eight-year redemption period and recorded as a preferred dividend. As a result of the conversion described above, a dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

        The Presley Short Term Senior Loan—A portion of the cash consideration for our acquisition of the Presley Business was obtained through a $39.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc., one of the underwriters of this offering. The borrower under the Presley short term senior loan is EPE Holding Corporation, our wholly owned subsidiary, which directly owns 100% of our company's interests in the Presley Business. The principal amount of the loan is guaranteed by us and secured by our ownership interest in the Presley Business. Full payment on the principal amount is due on February 6, 2006, although we are required to repay the loan with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales. At maturity, we must repay the loan at 101% of the principal amount.

        The 19 Entertainment Short Term Senior Loan—A portion of the cash consideration for our acquisition of 19 Entertainment was obtained through a $109.0 million short term senior loan from an affiliate of Bear Stearns & Co. Inc. The borrower under the 19 Entertainment short term senior loan is CKX UK Holdings Limited, our wholly owned subsidiary, which directly owns 100% of 19 Entertainment. We were required to pay a 1% commitment fee upon the funding of the loan. This additional $1,090,000 of principal will be recorded as interest expense over the life of the loan. The loan is guaranteed by the Company, 19 Entertainment and each of the material subsidiaries of 19 Entertainment and is secured by 100% of our beneficial ownership interest in CKX UK Holdings Limited, 19 Entertainment and its subsidiaries. The loan is also secured by a second lien on our ownership interests in EPE Holding Corporation and its subsidiaries. Full payment on the principal amount is due on February 6, 2006, although we are required to repay the loan with the proceeds from a public offering or private placement of any debt or equity securities, any future bank loan or comparable borrowings, and any future asset sales.

        Reincorporation—On March 25, 2005, we merged into our wholly-owned subsidiary, changing, among other things, (i) the name of our company from Sports Entertainment Enterprises, Inc. to CKX, Inc., (ii) our state of incorporation from Colorado to Delaware, and (iii) our capital stock from no par value to $0.01 par value per share.

  Cash Flow

  Operating Activities

        Net cash provided by operating activities was $.2 million in the quarter ended March 31, 2005 as the net loss of $.9 million was offset by depreciation and amortization expenses of $1.3 million.

  Investing Activities

        Net cash used in investing activities was $204.5 million in the quarter ended March 31, 2005. Cash paid for acquisitions and related costs was $204.3 million. Capital expenditures were $0.2 million.

  Financing Activities

        Cash provided by financing activities was $221.7 million, reflecting $145.3 million net proceeds from the short-term senior credit facilities, $43.3 million net proceeds from the Huff investment, $30.0 million proceeds from warrant exercises and $3.1 million from the issuance of common stock.

  Uses of Capital

        At March 31, 2005, we had $148.4 million of debt outstanding under two loan agreements, the Presley short term senior loan and the 19 Entertainment short term senior loan. We also had $3.5 million of debt outstanding under the Priscilla Presley note and $17.6 million in cash and cash equivalents. If we successfully complete our proposed public equity offering, we intend to use a portion of the net proceeds to repay all amounts outstanding under the short-term senior loans. However, if we do not consummate the offering, we will be unable to repay the Presley and 19 Entertainment short term senior loans prior to maturity in February 2006 unless we can successfully obtain alternative financing arrangements or renegotiate the repayment terms of the loans. Our ability to successfully obtain an alternative financing arrangement or renegotiate the payment terms of the loans, to repay the Presley and 19 Entertainment short term senior loans will be dependent upon a number of factors including the future financial performance of our business and general conditions in the capital markets. In the future, we may seek to obtain a new credit facility or seek to issue debt securities.

        We believe that our current cash on hand together with cash flow from operations will be sufficient to fund our current operations, including payments of interest due under the Presley and 19 Entertainment short term senior loans, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the Presley Business and capital expenditures until at least the due date of the Presley and 19 Entertainment loans on February 6, 2006.

  Capital Expenditures

        We have not completed our 2005 capital expenditures budget. We presently anticipate that our capital expenditures in 2005 will include ongoing improvements at the Presley Business and 19 Entertainment with total costs reasonably similar to those incurred by the businesses in recent years. We also expect to incur additional capital expenditures at the corporate level to implement new information technology and financial systems; we have not determined the amounts of such expenditures.

  Future Acquisitions

        We intend to acquire additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations.

        We are highly leveraged and have not previously issued significant amounts of equity or debt to the public markets. Therefore, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

  Dividends

        Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Convertible Preferred Stock will be $1.8 million. If we fail to make our quarterly dividend payments to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%.

        We are prohibited under the terms of certain of our financing arrangements from, and have no intention of, paying any dividends on our common stock for the foreseeable future.

  Commitments and Contingencies

        There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

        In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business and to the seller of 19 Entertainment, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to terminate the contract with good cause.

  Inflation

        Inflation has affected the historical performances of the businesses primarily in terms of higher operating costs for salaries and other administrative expenses. Although the exact impact of inflation in indeterminable, we believe that the Presley Business has offset these higher costs by increasing prices at Graceland and for intellectual property licenses and that 19 Entertainment has offset these higher costs by increasing fees charged for its production services and higher royalty and sponsorship rates.

  Critical Accounting Policies

        The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

  Revenue Recognition

  Merchandising/Name and Likeness Licensing Revenues:

        A portion of our revenue is derived from licensing rights to third parties to sell merchandise based on intellectual property, including name, image and likeness rights and related marks. Revenue from these activities is recognized when all of the following conditions are met: (i) pervasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the licensee or buyer is fixed or determinable; and (iv) collectibility is reasonably assured. Licensing advances are deferred until earned under the licensing agreement. Licensing contracts normally provide for quarterly reporting from the licensee of sales made and royalties due. Guaranteed minimum royalties are recognized ratably over the term of the license or are based on sales of the related products, if greater.

  Royalty Income:

        Income from music and film contracts are derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") 50, Financial Reporting in the Record and Music Industry ("SFAS 50"). Under SFAS 50, revenue is recognized when we: (i) have signed a non-cancelable contract; (ii) have delivered the rights to the licensee who is free to exercise them; (iii) have no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of our royalty income is paid to us based on the timetable associated with royalty statements generated by third party processors, and is not typically known by us on a timely basis. This revenue is consequently recognized on a cash basis if the amount of accrual is not known or reasonably estimable until receipt of the statements from the third parties. We contract with various agencies to facilitate collection of royalty income. When the company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included in our financial statements as a component of cost of sales.

  Television and Film Revenue:

        We recognize revenues for television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in our financial statements as a component of deferred revenue.

  Sponsorship Revenue:

        We derive revenue from sponsorships associated with certain of our television productions and tours. Sponsorship fees relate to either (i) a one time event, or (ii) a period of time. Revenues from a one time event are recognized once: (i) pervasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (i) pervasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

  Graceland Retail Operations:

        Ticket sales for tours and exhibits, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the "event date" on the ticket.

  Television and Film Production Costs

        The cost of producing television and film programs is capitalized and recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

        The Company also accounts for its film and television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs and films for which the Company has secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs and films are expensed as incurred until such time as the Company has secured distribution agreements.

  Artist Advances and Recoupable Recording Costs

        Recoupable recording costs and artist advances, as adjusted for anticipated returns, are recognized in accordance with SFAS No. 50, "Financial Reporting in the Record and Music Industry" and thus are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident.

  Use of Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

  Impact of Recently Issued Accounting Standards

        In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. We adopted SFAS No. 123R effective January 1, 2005.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

  Off Balance Sheet Arrangements

        As of March 31, 2005, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

        We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

  Interest Rate Risk

        We had $151.9 million of total debt outstanding at March 31, 2005, of which $148.4 million was variable rate debt. As such, we are exposed to changes in interest rates. We have no current programs in place to reduce this exposure. Based on our current amount of outstanding variable rated debt outstanding, each 1% increase or decrease in interest rates would increase or decrease our annual interest expense by $148,000.

  Foreign Exchange Risk

        As a result of our acquisition of 19 Entertainment, we have significant operations outside the United States, principally in the United Kingdom. Our foreign operations are measured in local currencies. In addition, certain of our entertainment properties, including the IDOLS brand and our rights to the name, image and likeness of Elvis Presley, generate revenue in various countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

        Historically, 19 Entertainment, as a U.K. based enterprise, entered into foreign currency option contracts to hedge it exposure to certain U.S. dollar denominated revenue. Due to the recent timing of our acquisitions, we are currently evaluating what strategies, if any, we should adopt to minimize our exposure to foreign currencies.

Item 4.    Controls and Procedures

        In connection with the audit of the financial statements of the Presley Business for the year ended December 31, 2004, Deloitte & Touche LLP, our independent registered public accounting firm, has identified certain material weaknesses in internal controls. A material weakness is a reportable condition under standards established by the American Institute of Certified Public Accountants in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses identified at the Presley Business include deficiencies in the number of accounting staff, the financial closing and reporting process, accounting for licensing arrangements and inventory management.

        Prior to our acquisition on February 7, 2005, the Presley Business was a privately owned company and therefore was not required to maintain the same level of internal controls as a publicly traded company in the United States. Since acquiring the Presley Business, we have been working to address the material weaknesses identified. Actions taken to date include hiring a new Vice President of Finance and other accounting staff, engaging an outside consultant to review the control environment and upgrading systems and controls at the Presley Business. The Company expects to have corrected all material weaknesses no later than December 31, 2005.

        The Company intends to make future acquisitions of privately owned businesses. We believe that it is likely that certain of these acquisitions may have material weaknesses or other deficiencies in internal controls. In the event that we make future acquisitions of companies with material weaknesses in internal controls, we intend to take corrective actions similar to those being implemented at the Presley Business.

Part II—Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

        Five proposals were submitted to a vote of, and approved by, the shareholders of the Company at a Special Meeting of Shareholders held on March 25, 2005. The first proposal was to amend the Company's Articles of Incorporation to change the Company's name from Sports Entertainment Enterprises, Inc. to CKX, Inc. The second proposal was to increase the authorized number of the Company's shares of capital stock and to change the par value of the Company's capital stock from no par value to $0.01 par value per share. The third proposal was to approve a change in the Company's state of incorporation from Colorado to Delaware through a merger of the Company into its wholly owned Delaware subsidiary. The fourth proposal was to approve the Company's 2005 Omnibus Long-Term Incentive Compensation Plan and the fifth proposal was to approve the issuance of certain shares of the Company's common stock that may be issued upon conversion of the Company's outstanding Series A Convertible Redeemable Preferred Stock and Series B Convertible Preferred Stock. Additional information about the proposals can be found in the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 15, 2005.

        Of the shares outstanding and entitled to vote, 38,017,307 shares of the Company's common stock, 2,172,400 shares of the Company's Series A Convertible Redeemable Preferred stock and 1,491,817 shares of the Company's Series B Convertible Preferred Stock were represented in person or by proxy at the Special Meeting, which constitutes approximately 88.4% of the total votes entitled to be cast at such meeting. Each holder of the Company's Series A Convertible Redeemable Preferred Stock is entitled to the number of votes equal to the largest number of whole shares of common stock into which such holder's shares of Series A Convertible Redeemable Preferred Stock could be converted at the record date.

        The votes for each proposal were cast as follows:

	For	Against	Abstain
1. Name Change Proposal	48,413,258	1	1
2. Capitalization Proposal	48,413,257	2	1
3. Reincorporation Proposal	48,413,234	0	26
4. Incentive Plan Proposal	48,413,157	77	26
5. Stock Issuance Proposal	48,413,233	1	26

Item 5.    Other Information.

(a)    On April 11, 2005, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission that contains a preliminary prospectus relating to a proposed underwritten public offering of the Company's common stock. The Company expects to complete the offering by the end of the second calendar quarter of 2005.

(b)    In connection with the RFX Investment, the Company adopted new Colorado Bylaws on February 8, 2005 that contained notice provisions for stockholder nominations of directors, replacing its Colorado Bylaws that did not contain such a provision. A copy of the new Colorado Bylaws was filed as an exhibit to the Current Report on Form 8-K/A, filed February 11, 2005.

        At the Special Meeting of the Company's stockholders held on March 25, 2005, the shareholders voted to approve the reincorporation of the Company from Colorado to Delaware, resulting in the adoption of new Bylaws of the Company, a copy of which was filed as Exhibit 3.2 to the Current Report on Form 8-K, dated and filed on March 25, 2005. Delaware corporate law, like Colorado corporate law, does not specify the manner in which nominations for directors may be made by stockholders. The Company's new Delaware Bylaws have notice provisions for stockholder nominations of directors similar to those in the Colorado Bylaws that they replaced. A stockholder must give timely notice in proper written form to the Secretary of the Company of his or her intention to nominate a person for election as a director of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Form of Amended and Restated By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
4.1	Form of Bear, Stearns & Co. Inc. Bridge Note for 19 Entertainment short term senior loan (Filed herewith).
4.2	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Filed herewith).
4.3
Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.4
Registration Rights Agreement, dated February 7, 2005 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.5
Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of common stock of the Company (Previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.6	Form of Bear, Stearns & Co. Inc. Note for Presley short term senior loan (Previously filed as Exhibit 4.7 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

4.7	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
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
10.9
Lease Agreement, dated as of February 7, 2005, between Gary A. Hovey and Barry J. Siegel, as Trustees of The Promenade Trust, as Landlord, and Elvis Presley Enterprises, Inc., as Tenant with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
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

10.12
Bridge Loan Credit Agreement, dated as of February 7, 2005 among the Company, EPE Holding Corporation, certain financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.12 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.13
Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Filed herewith).
10.14	†	Agreement (the "Fox Letter Agreement") between 19 TV Limited, Fremantle Media North America, Inc. and Fox Broadcasting Company, dated April 22, 2002 (Filed herewith).
10.15	†	Agreement, between 19 TV Limited, Fremantle Media North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated May 15, 2003 (Filed herewith).
10.16	†	Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to Fremantle Media North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Filed herewith).
10.17	†	Agreement (the "SonyBMG Agreement"), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Filed herewith).
10.18	†	Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Filed herewith).
10.19		Director's Service Agreement, dated March 17, 2005 between 19 Entertainment Limited and Simon Robert Fuller (Filed herewith).
10.20
Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Filed herewith).
10.21
Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2005 among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Filed herewith).
10.22
Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, CKX UK Holdings Limited, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Filed herewith).
14.1		Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
31.1		Certification of Principal Executive Officer (Filed herewith).
31.2		Certification of Principal Financial Officer (Filed herewith).
32.1		Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2		Section 1350 Certification of Principal Financial Officer (Filed herewith).

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
99.3
19 Entertainment's Report and Financial Statements filed with the United Kingdom Registrar of Companies under Section 242 of the Companies Act of 1985 (Previously furnished as Exhibit 99.2 to the Form 8-K filed March 18, 2005, and incorporated herein by reference).

†
The Company is seeking confidential treatment for portions of these exhibits.

(b)
Reports on Form 8-K.

        On February 8, 2005, the Company filed a Current Report on Form 8-K, dated February 7, 2005, reporting under Item 2.01 that the Company acquired a controlling interest in the Presley Business. The Company also reported the unregistered sale of equity securities under Item 3.02, a change in control of the Company under Item 5.01, a change in officers and directors of the Company under Item 5.02 and amendments to the Company's By-Laws under Item 8.01. On February 11, 2005, an amendment to the Form 8-K, dated February 8, 2005, was filed on Form 8-K/A. The Presley Business Combined Statements of Net Assets to be Sold and Related Combined Statements of Operations and Royalty Income and Net Assets and of Cash Flows as of September 30, 2004, December 31, 2003 and 2002 and for the Nine Months Ended September 30, 2004 and for Each of the Three Years Ended December 31, 2003 were filed as Exhibit 99.1 and Unaudited Pro Forma Condensed Combined Financial Statements of the Company were filed as Exhibit 99.2 to such Form 8-K/A.

        On March 18, 2005, the Company filed a Current Report on Form 8-K, dated March 17, 2005, reporting entry into a share purchase agreement under Item 1.01 and the acquisition of 19 Entertainment Limited under Item 2.01. The Company also reported that it entered into the 19 Entertainment short-term senior loan under Item 2.03, the unregistered sale of equity securities under Item 3.02, the appointment of a principal officer under Item 5.02 and Regulation FD Disclosure under Item 7.01. 19 Entertainment's Report and Financial Statements filed with the United Kingdom Registrar of Companies under Section 242 of the Companies Act of 1985 was furnished as Exhibit 99.1 to such Form 8-K. On March 25, 2005, an amendment to the Form 8-K, dated March 17, 2005, was filed on Form 8-K/A.

        On March 25, 2005, the Company filed a Current Report on Form 8-K, dated March 25, 2005, reporting under Item 1.01 the change in the Company's state of incorporation through a merger with a wholly owned subsidiary of the Company. The Company also reported the unregistered sale of equity securities under Item 3.02 and a material modification to the rights of security holders under Item 3.03.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, INC.
BY:	/s/ ROBERT F.X. SILLERMAN Name: Robert F.X. Sillerman Title: Chief Executive Officer, President, and Chairman of the Board
BY:	/s/ THOMAS P. BENSON Name: Thomas P. Benson Title: Chief Financial Officer and Executive Vice President

        DATE:    May 16, 2005

QuickLinks

Table of Contents
CKX, Inc. Condensed Consolidated Balance Sheets
CKX, Inc. Condensed Consolidated Statements Of Operations
CKX, Inc. Condensed Consolidated Statements Of Cash Flows
CKX, Inc. Condensed Consolidated Statement Of Stockholders' Equity (in thousands, except share data)
CKX, Inc. Notes To Condensed Consolidated Financial Statements
FORWARD LOOKING STATEMENTS
  Item 3. Quantitative And Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES