Form 10QSB/A
period 2005-03-31
CKX, Inc.
filed 2005-06-24
CIK 793044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A


                                (Amendment No. 1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from          to


                          Commission File No. 000-17436


                                    CKX, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                   27-0118168
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 16, 2005 there were 68,444,195 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

--------------------------------------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-QSB/A

                                    CKX, INC.

                                  June 24, 2005

     This Amendment No. 1 on Form 10-QSB/A ("Amendment No. 1") amends Item 6 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the "Quarterly Report") of CKX, Inc. (the "Company") filed with the U.S. Securities and Exchange Commission on May 16, 2005.

     This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures affected by subsequent events. Other than as stated below, no modifications or changes have been made to the Quarterly Report as originally filed or the exhibits filed therewith.

Item 6. Exhibits and Reports on Form 8-K

     This Amendment No. 1 on Form 10-QSB/A amends Item 6 of the Quarterly Report to incorporate by reference copies of the following agreements filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2005. The agreements incorporated by reference pursuant to this Amendment No. 1 amend and restate in their entirety the versions of these agreements previously filed in redacted form with the Quarterly Report.

(a)
         Exhibits.
  10.14 Agreement (the "Fox Letter Agreement") between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated April 22, 2002 (Previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on June 21, 2005, and incorporated herein by reference).

  10.15 Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated May 15, 2003 (Previously filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 filed on June 21, 2005, and incorporated herein by reference).

  10.16 Letter Agreement, between Pearson Television Operations BV (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed on June 21, 2005, and incorporated herein by reference).

  10.17 Agreement (the "SonyBMG Agreement"), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed on June 21, 2005, and incorporated herein by reference).

  10.18 Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 filed on June 21, 2005, and incorporated herein by reference).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CKX, INC.


                                       BY:  /s/  ROBERT F.X. SILLERMAN
                                            ------------------------------------
                                            Name:  Robert F.X. Sillerman
                                            Title: Chairman and Chief
                                                   Executive Officer


                                       BY:  /s/  THOMAS P. BENSON
                                            ------------------------------------
                                            Name:  Thomas P. Benson
                                            Title: Chief Financial Officer
                                                   and Executive Vice President

DATE: June 24, 2005