Form 10QSB
period 2005-06-30
CKX, Inc.
filed 2005-08-09
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-17436

CKX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-0118168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
650 Madison Avenue New York, New York 10022
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 838-3100
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 5, 2005 there were 91,457,029 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Table of Contents

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2005, December 31, 2004 and December 31, 2004 (Predecessor)	2
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 and the three months ended June 30, 2004 (Predecessor)	3
	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the six months ended June 30, 2004 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the six months ended June 30, 2004 (Predecessor)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
Part II OTHER INFORMATION
Item 5	Other Information.	46
Item 6	Exhibits	46

CKX, Inc.

Condensed Consolidated Balance Sheets

(UNAUDITED)

			Predecessor
			Company
	June 30,	December 31,	December 31,
	2005	2004	2004
	(in thousands, except share information)
ASSETS
Cash and cash equivalents	$28,876	$—	$201
Marketable securities	68,325	—	—
Receivables, net of allowance for doubtful accounts of $78	21,165	—	2,751
Inventories	1,844	—	2,178
Prepaid expenses	732	—	764
Prepaid income taxes	7,389	—	—
Deferred tax asset	1,196	—	1,219
Total current assets	129,527	—	7,113
Property and equipment—net	26,681	—	21,158
Deferred production costs and advances	1,548	—	—
Receivables	4,447		—
Other assets	10,095	—	7,480
Goodwill	149,382	—	—
Other intangible assets—net	133,105	—	—
Deferred tax asset	—	—	281
TOTAL ASSETS	$454,785	$—	$36,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,873	$269	$571
Accrued expenses	9,372	—	2,606
Purchase consideration payable	34,991	—	—
Current portion of note payable	362	—	10,508
Income taxes payable	535	—	328
Deferred revenue	8,128	—	5,473
Total current liabilities	56,261	269	19,486
Long-term liabilities:
Note payable	3,138	—	13,074
Deferred revenue	3,727	—	2,055
Other long-term liabilities	4,115	—	—
Deferred tax liabilities	34,711	—	—
Total liabilities	101,952	269	34,615
Minority interest	3,967	—	—
Redeemable restricted common stock—1,672,170 shares outstanding at June 30, 2005	23,002	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 shares issued and outstanding at June 30, 2005	22,825	—	—
Series C—1 share issued and outstanding at June 30, 2005	—	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 89,772,025 shares issued and outstanding at June 30, 2005	898	6,115	—
Additional paid-in-capital	353,459	12,249	—
Net assets	—	—	1,417
Accumulated deficit	(39,483)	(18,633)	—
Deferred compensation	(1,180)	—	—
Accumulated other comprehensive income (loss)	(10,655)	—	—
Total stockholders’ equity	325,864	(269)	1,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,785	$—	$36,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.
Condensed Consolidated Statements of Operations
(UNAUDITED)

			Predecessor
			Company
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2004
	(in thousands, except share and per share information)
Revenue	$33,917	$—	$11,567
Operating expenses:
Cost of sales	11,590	—	1,891
Selling, general and administrative expenses	12,452	19	5,448
Corporate expenses	2,972	—	—
Depreciation and amortization	4,417	—	297
Total operating expenses	31,431	19	7,636
Operating income	2,486	(19)	3,931
Interest expense, net	3,191	5	235
Write-off of unamortized deferred loan costs	1,894	—	—
Income (loss) before other income and income taxes	(2,599)	(24)	3,696
Other income	1,107	—	8
Income (loss) before income taxes	(1,492)	(24)	3,704
Income tax expense (benefit)	(566)	—	82
Income (loss) before minority interest	(926)	(24)	3,622
Minority interest	518	—	—
Net income (loss)	(1,444)	(24)	3,622
Dividends on preferred stock	(456)	—	—
Net income (loss) available to common stockholders	$(1,900)	$(24)	$3,622
Loss per common share:
Basic and diluted loss per common share	$(0.03)	$(0.01)
Average number of common shares outstanding:
Basic and diluted	69,455,184	4,283,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.
Condensed Consolidated Statements of Operations (Continued)
(UNAUDITED)

			Predecessor	Predecessor
			Company	Company
	Six Months Ended	Six Months Ended	January 1 to	Six Months Ended
	June 30, 2005	June 30, 2004	February 7, 2005	June 30, 2004
	(in thousands, except share and per share information)
Revenue	$43,904	$—	$3,442	$19,035
Operating expenses:
Cost of sales	13,078	—	423	2,875
Selling, general and administrative expenses	16,918	43	2,431	11,781
Corporate expenses	5,031	—	—	—
Depreciation and amortization	5,678	—	126	594
Other costs	2,175	—	—	—
Total operating expenses	42,880	43	2,980	15,250
Operating income (loss)	1,024	(43)	462	3,785
Interest expense, net	4,149	8	115	678
Write-off of unamortized deferred loan costs	1,894	—	—	—
Income (loss) before other income and income taxes	(5,019)	(51)	347	3,107
Other income	1,807	—	—	8
Income (loss) before income taxes	(3,212)	(51)	347	3,115
Income tax expense (benefit)	(1,556)	—	152	98
Income (loss) before minority interest	(1,656)	(51)	195	3,017
Minority interest	712	—	—	—
Net income (loss)	(2,368)	(51)	195	3,017
Dividends on preferred stock	(720)	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—
Net income (loss) available to common stockholders	$(20,850)	$(51)	$195	$3,017
Loss per common share:
Basic and diluted loss per common share	$(0.39)	$(0.01)
Average number of common shares outstanding:
Basic and diluted	53,695,652	4,283,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

			Predecessor Company
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	January 1 to February 7, 2005	Six Months Ended June 30, 2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,368)	$51	$195	$3,017
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Depreciation and amortization	5,678	—	126	594
Non-cash compensation	322	—	—	—
(Decrease) increase in operating assets and liabilities:
Receivables	3,545	—	(566)	217
Inventory	209	—	124	1,035
Deferred production costs	999	—	—	—
Prepaid expenses	(6,908)	—	(576)	(105)
Deferred income taxes	(2,141)	—	—	—
Accounts payable	1,179	—	854	183
Accrued expenses	(1,781)	—	194	(219)
Other current liabilities	—	—	152	360
Minority interest	211	—	—	—
Other	1,161	—	1,410	852
Net cash provided by (used in) operating activities	106	51	1,913	5,934
Cash flows used in investing activities:
Acquisition of Presley Business, net of cash acquired of $961	(82,857)	—	—	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	(125,398)	—	—	—
Investment in marketable securities	(68,319)
Purchase of property and equipment	(496)	—	(2)	(163)
Net cash used in investing activities	(277,070)	—	(2)	(163)
Cash flows used in financing activities:
Proceeds from initial issuance of common stock	3,058	—	—	—
Proceeds from public offering of common stock	253,000
Underwriting discount and other offering costs	(20,017)
Proceeds from exercise of warrants	30,000	—	—	—
Proceeds from Huff Investment	43,819	—	—	—
Proceeds from credit facilities	148,000	—	—	1,250
Costs associated with Huff investment and credit facility	(3,207)	—	—	—
Principal payments on debt	(148,390)	—	(185)	(2,589)
Dividends paid	(264)	—	—	—
Increase in due to affiliates	—	51	—	—
Distributions to trust beneficiary	—	—	(23)	(4,443)
Net cash provided by (used in) financing activities	305,999	51	(208)	(5,782)
Effect of exchange rate changes on cash	(159)	—	—	—
Net increase in cash and equivalents	28,876	—	1,703	(11)
Cash and cash equivalents—beginning of period	—	—	201	287
Cash and cash equivalents—end of period	$28,876	$—	$1,904	$276
Supplemental Cash flow data(Also see note 13):
Cash paid during the period for:
Interest	$3,211	$—	$172	$806
Income taxes	—	—	125	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

												Accumulated
	Preferred Stock								Additional		Retained	Other
	Series A		Series B		Series C		Common Stock		Paid-In	Deferred	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Income	Total
Balance at January 1, 2005	—	$ —	—	$ —	—	$ —	4,283,061	$ 6,115	$ 12,249	$ —	$ (18,633)	$ —	$ (269)
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—	—
Issuance of common shares	—	—	—	—	—	—	30,399,072	304	3,021	—	—	—	3,325
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	—	30,000
Shares issues for acquisitions	—	—	1,491,817	22,825	1	—	698,388	8	7,166	—	—	—	29,999
Restricted shares issued to independent directors	—	—	—	—	—	—	117,000	1	1,429	(1,180)	—	—	250
Conversion of Series A
Preferred and accretion
of beneficial
conversion
feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	—	(17,762)	—	—
Series B preferred dividend	—	—	—	—	—	—	—	—	—	—	(720)	—	(720)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	—	232,983
Net loss	—	—	—	—	—	—	—	—	—	—	(2,368)	—	(2,368)
Other comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	(10,655)	(10,655)
Balance at June 30, 2005	—	$ —	1,491,817	$ 22,825	1	$ —	89,772,025	$ 898	$ 353,459	$ (1,180)	$ (39,483)	$ (10,655)	$ 325,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, the Pop Idol series in the United Kingdom and local adaptations of the IDOLS television show format which, collectively, air in over 30 countries around the world.

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2004 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses and due to the timing of the transactions described below. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company’s Current Reports on Form 8-K/A filed on February 11, 2005 and May 27, 2005.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which owned and/or controlled certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented herein.

On March 17, 2005 the Company acquired 100% of 19 Entertainment Limited (“19 Entertainment”), a private limited company incorporated under the laws of England and Wales, that is a creator, producer, and promoter of entertainment properties, including the IDOLS television show format.

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

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Marketable Securities

Marketable securities reflect investments in auction rate preferred stocks issued by closed-end funds with dividend rates re-set every seven to twenty-eight days. These investments are classified as current assets based on our intent and ability to use these securities when required to provide capital to support the liquidity needs and growth of the Company’s business. These investments are available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are carried at fair value, which approximates cost at June 30, 2005. Unrealized gains and losses, net of tax, are included in stockholders’ equity.

Property and Equipment, net

Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $0.6 million and $0.8 million for the three and six months ended June 30, 2005 and $0.3 million and $0.6 million for the three and six months ended June 30, 2004 respectively.

Property and equipment, net consisted of the following as of June 30, 2005 and December 31, 2004 (Predecessor):

	June 30, 2005	Useful Lives	December 31, 2004	Useful Lives
	(in thousands)		(in thousands)
Land	$3,246	n/a	$5,358	n/a
Buildings and improvements	18,024	5-20	20,381	5-39
Equipment, furniture and fixtures	6,210	3-7	9,061	5-7
	27,480		34,800
Less: accumulated depreciation and amortization	(799)		(13,642)
	$26,681		$21,158

Revenue Recognition

Merchandising/Name and Likeness Licensing Revenues:

A portion of the Company’s revenue is derived from licensing rights to third parties to sell merchandise based on intellectual property, including name, image and likeness rights and related marks. Revenue from these activities is recognized when all of the following conditions are met: (i) pervasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the licensee or buyer is fixed or determinable; and (iv) collectibility is reasonably assured. Licensing advances are deferred until earned under the licensing agreement. Licensing contracts normally provide for quarterly reporting from the licensee of sales made and royalties due. Guaranteed minimum royalties are recognized ratably over the term of the license or are based on sales of the related products, if greater.

2. Summary of Significant Accounting Policies (Continued)

Royalty Income:

Income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized in accordance with SFAS No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Under SFAS 50, revenue is recognized when the Company: (i) has signed a non-cancelable contract; (ii) has delivered the rights to the licensee who is free to exercise them; (iii) has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. This revenue is consequently recognized if the amount of accrual is not known or reasonably estimable until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included in the financial statements as a component of cost of sales.

Television and Film Revenue:

The Company recognizes revenues for television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

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

Other Revenue:

Ticket sales for tours and exhibits at Graceland, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

Television and Film Production Costs

The Company accounts for its film and television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs and films for which the Company has secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing

2. Summary of Significant Accounting Policies (Continued)

concepts for new television programs and films are expensed as incurred until such time as the Company has secured distribution agreements.

The capitalized cost of producing television and film programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Income Taxes

The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS No.109). Under SFAS 109, deferred income taxes arise from temporary differences between the financial statement and tax basis of assets and liabilities. The Company’s deferred taxes primarily result from temporary differences in the recognition of amortization of intangible assets, depreciation, reserve for bad debts and inventory and accrued vacation for financial reporting and tax reporting purposes.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, if certain circumstances indicate a possible impairment may exist, in accordance with the provisions of SFAS 142. The Company will evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less

2. Summary of Significant Accounting Policies (Continued)

than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values. The Company will perform its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed above on the first day of its fiscal fourth quarter.

The Company will account for impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a uniform accounting model for the disposal of long-lived assets. The Company will evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company adopted SFAS No. 123R effective January 1, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement eliminates the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, requiring retrospective application to prior periods’ financial statements of changes in accounting principle. Prior to the issuance of SFAS No. 154, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new principle in net income of the period of the change. The statement is effective for financial statements for fiscal years beginning after December 15, 2005. The Company does not currently contemplate any voluntary changes in accounting principles.

3. Capital Structure and Predecessor

Following is a description of changes to the Company’s capital structure that occurred during the six months ended June 30, 2005:

The RFX Investment

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, contributed $3,046,407 in cash to the Company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share (the “RFX Investment”). Simultaneous with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including the Company’s Chief Executive Officer, Mr. Sillerman, and certain members of the Company’s senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of the Company’s senior management, exercised an aggregate of five million of the $1.00 warrants for additional aggregate consideration to the Company of $5,000,000.

The Presley Acquisition (Predecessor)

On February 7, 2005, the Company acquired 85% of the Presley Business (the “Presley Acquisition”) from The Promenade Trust, a Tennessee grantor trust set up by the estate of Elvis Presley, the sole beneficiary of which is Lisa Marie Presley. The consideration for the acquisition included (i) $53.1 million in cash, (ii) 1,491,817 shares of Series B Convertible Preferred Stock, (iii) one share of Series C Convertible Preferred Stock, (iv) 500,000 shares of common stock and (v) the repayment of $25.1 million in indebtedness.

Common Stock

The common stock issued in the Presley Acquisition was valued at $7.67 per share, which represents the three day average of the closing sales price of the Company’s common stock following the public announcement of the acquisition of the Presley Business. The Company’s stock price prior to the announcement was not utilized since the Company had no operations at that time and there was little to no trading in the stock.

Series B Convertible Preferred Stock

The 1,491,817 shares of Series B Convertible Preferred Stock issued in the Presley Acquisition were valued at $22,825,000. Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock has been valued for accounting purposes at its stated value of $15.30 per share, which approximates its fair value. In order to determine the fair value of the Series B Convertible Preferred Stock, the Company performed a valuation using a commonly used valuation model for pricing convertible equity instruments, taking into account the following factors and assumptions:

•       Fair value of common stock of $7.67 per share, based on the average closing price for the three days following announcement of the acquisition of the Presley business;

•       An 8.5-year term for the Series B Convertible Preferred Stock, based on the fact that the instrument contains a one-year redemption period ending on August 7, 2013, after which re-pricing of the conversion price occurs;

3. Capital Structure and Predecessor (Continued)

•       A stock price volatility factor of 38%, based on a review of the volatility of comparable companies operating in similiar industries since the Company does not have data for a sufficient period to calculate a reliable rate of volatility based on its own stock price movements;

•       A discount rate of 11.5%, based on credit spreads for high yield issues and a premium to reflect the junior position of the Series B Convertible Preferred Stock in the Company’s capital structure; and

•       No dividends on the common shares.

The fair value of the Series B Convertible Preferred Stock exceeds the fair value of the common stock issued on the same date as a result of the mandatory 8% annual dividend on the par value of $15.30 and the redemption and conversion features.

The shares of Series B Convertible Preferred Stock are convertible by its holders into shares of common stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Convertible Preferred Stock become convertible at the Company’s option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of the Company’s common stock over a thirty day trading period equals or exceeds 150% of the conversion price.

During the period beginning August 7, 2012 and ending August 7, 2013, the Company can, at its sole discretion, redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If the Company does not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) or the average closing price of the Company’s common stock over a thirty day trading period measured as of the last day of the redemption period.

The Series B Convertible Preferred Stock has been classified as permanent equity in the accompanying financial statements as the security is redeemable in cash solely at the option of the Company.

Series C Convertible Preferred Stock

The share of Series C Convertible Preferred Stock issued in the Presley Acquisition had nominal value at issuance. The Series C Convertible Preferred Stock is convertible into one share of common stock and is pari passu with the common stock with respect to dividends and distributions upon liquidation. The Series C Convertible Preferred Stock is not transferable and automatically converts into one share of common stock at such time as The Promenade Trust ceases to own at least 50% of the aggregate sum of the outstanding shares of Series B Convertible Preferred Stock plus the shares of common stock received upon conversion of the Series B Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock has the right to elect a designee to serve on the Company’s board of directors for no additional compensation or expense.

The Series C Convertible Preferred Stock has been classified as permanent equity in the accompanying financial statements as the security is not redeemable and is convertible solely into one share of the Company’s common stock.

The Huff Alternative Fund, L.P. Investment

Simultaneous with the RFX Investment and the Presley Acquisition, The Huff Alternative Fund, L.P. and its affiliate contributed to the Company an aggregate of $43,319,000 in cash, after fees and expenses, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants

3. Capital Structure and Predecessor (Continued)

to purchase 1,860,661 shares of common stock at $2.00 per share. The Huff investment has been allocated based on the relative fair values of the preferred stock, common stock and warrants. The fair values of common stock and Series A Convertible Redeemable Preferred Stock were based on the $13.40 closing price of the Company’s common stock on February 2, 2005, the date upon which the Huff Investment was committed and agreed to by all parties. The fair values of the warrants was based on a Black-Scholes valuation which incorporated the common stock price of $13.40, a volatility rate of 39% and a discount rate of 3.7%. The allocation of the proceeds, based on the relative fair values of the securities issued to Huff, were as follows: common stock—$10.9 million; warrants—$14.7 million; and Series A Convertible Redeemable Preferred Stock—$17.8 million.

On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, we have recorded a non-cash dividend of $17.8 million in our financial statements for the three months ended March 31, 2005. The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

At issuance, each share of Series A Convertible Redeemable Preferred Stock had a stated value of $20.00 per share and was convertible into common stock at a conversion price as more fully described below. Holders of the Series A Convertible Redeemable Preferred Stock were not entitled to any dividends beyond participating on an as converted basis in dividends declared with respect to the common stock. The shares of Series A Convertible Redeemable Preferred Stock were convertible into common stock at any time at the option of the holder. The shares of Series A Convertible Redeemable Preferred Stock were to become convertible at the Company’s option if, at any time following the third anniversary of issuance the average closing price of the common stock over a thirty day trading period equaled or exceeded $15.00. In addition, if, at any time after issuance, (i) the total market capitalization of the outstanding shares of common stock equaled or exceeded $500 million, and (ii) the average closing price of the common stock over a period of thirty consecutive trading days equaled or exceeded $15.00, then the Company would have had the right to convert such number of shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of up to 25% of the market value of all publicly traded common stock (excluding shares held by affiliates of the Company). The Company could not force conversion of any shares of Series A Convertible Redeemable Preferred Stock during the period when the shares of common stock to be issued upon conversion of the Series A Convertible Preferred Stock were locked up pursuant to a lockup agreement between the Company and the holder.

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

3. Capital Structure and Predecessor (Continued)

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

During the first three years following issuance, the Company had the option to redeem part or all of the Series A Convertible Redeemable Preferred Stock using up to 25% of the proceeds from each registered public offering or private investment in public equity (“PIPE”) transaction: (i) during the first twelve months following issuance, at a price of $23.10 per share, and (ii) at all times thereafter, at a price that would have provided the holders of the Series A Convertible Redeemable Preferred Stock with an internal rate of return of 15.5% on the shares of Series A Convertible Redeemable Preferred Stock being sold. Upon a liquidation, the holders of the Series A Convertible Redeemable Preferred Stock were entitled to receive in preference to the holders of any other class or series of the Company’s equity securities (other than the Series B Convertible Preferred Stock) a cash amount per share equal to the greater of the stated value plus any accrued but unpaid dividends or the amount to which they would be entitled had they converted to common stock.

If, after six years following issuance, the aggregate return to the holders of the Series A Convertible Redeemable Preferred Stock did not equal or exceed 8%, then the holders of the Series A Convertible Redeemable Preferred Stock would have been entitled to receive a distribution of cash or additional shares of Series A Convertible Redeemable Preferred Stock such that the return calculated to such date equaled 8% (the “Total Return Amount”).

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

The allocation of the proceeds from the Huff Investment resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This was due in part to the allocation of proceeds raised to the warrants as well as the conversion ratio of one share of preferred stock into 2.8 shares of common stock as previously described. This beneficial conversion feature was to be accreted over the eight-year redemption period and recorded as a preferred dividend. As a result of the conversion described above, a non-cash dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

3. Capital Structure and Predecessor (Continued)

Reincorporation

On March 25, 2005, the Company changed our state of incorporation from Colorado to Delaware and changed our capital stock from no par value to $0.01 par value per share.

Public Offering of Common Stock

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share which yielded $233.0 million in net proceeds after underwriting discounts and commissions and offering expenses. The Company repaid $148.4 million of its previous loans payable with a portion of the proceeds from the offering.

4. Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net loss to comprehensive loss for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)
Net loss	$(1,444)	$(2,368)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,625)	(10,655)
Comprehensive loss	$(12,069)	$(13,023)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements for the period of March 18, 2005 to June 30, 2005. There were no differences between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 or for the six months ended June 30, 2004.

5. Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Diluted earnings per share is not presented because the calculation is anti-dilutive due to the reported net loss. As a result, 6,543,415 shares are excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2005, respectively, since the effect would be anti-dilutive.

6. Acquisitions

The Presley Business (Predecessor)

On February 7, 2005, the Company acquired an 85% interest in entities which control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of Graceland and related attractions and revenue derived from Elvis’ music, films, and television specials. The transaction was financed with a contribution of equity and the exercise of warrants by the members of RFX Acquisition LLC, the issuance of preferred and common stock to the seller, the purchase of preferred stock, common stock and warrants by the Huff Alternative Fund, L.P. and an affiliate and a short-term senior loan from an affiliate of Bear Stearns & Co., Inc.

6. Acquisitions (Continued)

The aggregate consideration paid for the acquisition was as follows:

(in thousands)
Fair value of common stock issued	$3,835
Fair value of preferred stock issued	22,825
Repayment of seller debt	25,121
Note payable	3,500
Cash	53,125
Transaction costs	5,788
$114,194

The following table summarizes the preliminary amounts allocated to the acquired assets and assumed liabilities based on a preliminary valuation prepared by an independent appraisal firm. These amounts have been adjusted to reflect the Company’s 85% ownership interest. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its quarterly report on Form 10-QSB for the quarter ending September 30, 2005. The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition and technological changes.

(in thousands)
Current assets	$12,848
Property and equipment	25,034
Goodwill	26,734
Intangible assets	76,500
Other assets	6,277
Assets acquired	147,393
Current liabilities	10,591
Deferred tax liabilities	16,789
Other liabilities	5,819
Liabilities assumed	33,199
Net assets acquired	$114,194

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

Reflected in the purchase price for the Presley Business is $3.0 million in prepaid rent for a 90-year lease on Graceland.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The purchase price for the Presley business was determined based on management’s assessment of the financial prospects of the existing business as well as increased value the Company believes can be derived from pursuing opportunities to generate additional cash flows. The Company has better access to the public capital markets than the prior owner which it believes will enable it to implement such opportunities. In addition, the existing senior management team at the Presley business has significant knowledge and contacts within the media and entertainment industries. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141

6. Acquisitions (Continued)

and is therefore reflected in goodwill. The preliminary amounts allocated to intangible assets were attributed to the following categories and related useful lives:

	(Amounts in thousands)
Record, music publishing, film and video rights	$21,000	15 years
Relationships with licensees	12,000	5 years
Rights to use Presley name	5,500	10 years
Trademarks, publicity rights and other intellectual property	38,000	n/a

At this time management is unable to determine whether the amounts allocated to the above intangible assets and the Graceland lease will change when the Company finalizes its valuation and if changes are made, the amount of such changes. A $1.0 million fluctuation in fair value amounts allocated to the identified definite lived intangible assets and the Graceland lease would cause the following increases or decreases to annual amortization expense: record, music publishing, film and video rights—$67,667; relationships with licensees—$200,000; rights to use Presley name—$100,000; and the Graceland lease—$11,111.

The trademarks, including rights to the name, image and likeness of Elvis Presley, have indefinite lives and, accordingly, no amortization expense has been recorded in the accompanying condensed consolidated financial statements.

The Company is required to make annual distributions to the Promenade Trust, in monthly installments, that represent the Trust’s 15% share of the operating income of the Presley Business before depreciation and amortization and after income taxes and capital expenditures. The Company is required to pay a minimum annual distribution of $1.2 million to the Trust for each full calendar year irrespective of the actual operating results for the business in such year. To the extent that the minimum distribution exceeds the net income allocated to minority interest, the additional amount will be recorded as additional minority interest expense.

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

19 Entertainment

On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment Limited (the “19 Entertainment Acquisition”), a United Kingdom-based company that is a creator, producer and promoter of entertainment properties, including the IDOLS television show format. The acquisition was completed with £64.5 million (US $124.4 million) in cash and 1,870,558 unregistered shares of common stock, each paid at closing, with an additional £19.2 million (US $36.9 million based on the exchange rate at closing of the acquisition; US $35.0 million based on the exchange rate at June 30, 2005) in either cash or common stock to be paid on the earlier of (i) thirty days following delivery of the audited results for the acquired company’s fiscal year ended June 30, 2005, and (ii) December 30, 2005. We will pay at least $7.9 million of the deferred consideration in cash. The remaining deferred consideration for the 19 Entertainment acquisition will be paid in cash, or, if requested by certain of the sellers, in shares of common stock. The shares of common stock issued in the 19 Entertainment Acquisition were valued at $16.83 per share (which represents the average of the Company’s closing stock prices for the two days prior

6. Acquisitions (Continued)

to and the day of the 19 Entertainment Acquisition). The stock prices subsequent to the consummation of the transaction were excluded from the average price in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights relating to the conversion shares whereby, during a short period following the six year anniversary of the acquisition, the Company can exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers can exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights apply to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition. The put and call option is not a freestanding instrument as defined in SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because it cannot be legally detached from the underlying common stock. The Company evaluated the put and call option under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as an embedded feature and determined it was not a bifurcatable derivative and, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the put and call option was classified as a component of equity. As the Company considered the common stock, including the put and call option, as a single equity instrument, and since the stock was puttable to the Company at the option of these sellers, these shares have been presented in the accompanying balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights at $23.0 million.

The value of the Put and Call Option Agreement at March 17, 2005, was estimated to be $5.1 million, based upon assumptions of a 6-year expected life, volatility of 38% and a discount rate of 4.2% in a Black Scholes Option Pricing Model for each of the put and call option features, and was recorded as a reduction of purchase price as part of the purchase accounting for 19 Entertainment.

The Company financed the cash consideration with a short-term senior loan from an affiliate of Bear, Stearns & Co. Inc., and proceeds from the exercise of outstanding warrants, including approximately $18,577,154 of proceeds from the exercise by certain members of senior management of warrants to acquire 11,910,281 shares of common stock and approximately $6,422,846 of proceeds from the exercise by The Huff Alternative Fund, L.P. and its affiliate of warrants to acquire 4,606,918 shares of common stock.

The aggregate consideration paid for the acquisition was as follows:

(in thousands)
Fair value of common stock issued	$3,339
Fair value of redeemable restricted common stock, including put and call agreement	23,002
Deferred purchase consideration	36,900
Cash	124,367
Transaction costs	3,847
$191,455

6. Acquisitions (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on March 17, 2005. The estimated fair values are based on a preliminary valuation performed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its quarterly report on Form 10-QSB for the quarter ending September 30, 2005. The significant assumptions used in the valuation included the duration, growth rates and amounts of future cash flows for each income stream.

(in thousands)
Current assets	$26,004
Property and equipment	2,021
Goodwill	128,762
Intangible assets	65,000
Other assets	2,106
Assets acquired	223,893
Current liabilities	8,352
Deferred tax liabilities	19,500
Other liabilities	4,586
Liabilities assumed	32,438
Net assets acquired	$191,455

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The purchase price for 19 Entertainment was determined based on management’s assessment of the financial prospects of the existing business as well as the increased value the Company believes can be derived from the development of new assets by the creative team at 19 Entertainment. These individuals have a track record of generating new and profitable creative ideas and we believe providing them with better access to capital as well as a broader asset base upon which to create new projects will enhance the value of 19 Entertainment and the Company’s other assets. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under FAS 141 and is therefore reflected in goodwill. The preliminary amounts allocated to intangible assets were attributed to the following categories and related useful lives:

	(Amounts in thousands)
Television programming	$35,000	7 years
Artist management, recording, merchandising and sponsorship contracts	30,000	5 years

At this time management is unable to determine whether the amounts allocated to the above intangible assets will change when the Company finalizes its valuation and if changes are made, the amount of such changes. A $1.0 million fluctuation in fair value amounts allocated to the identified definite lived intangible assets would cause the following increases or decreases to annual amortization expense: television programming—$142,857; and artist management, recording, merchandising and sponsorship contracts—$200,000.

6. Acquisitions (Continued)

The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

Pro Forma Information

The following table summarizes unaudited pro forma financial information assuming the acquisition of the Presley Business and 19 Entertainment and the related financing transactions had occurred on January 1, 2004 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Six Months Ended
	June 30,
	2005	2004
	(in thousands except per share amounts)
Revenues	$66,138	$79,505
Net loss available to common stockholders	$(19,972)	$(3,266)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.06)

Note that the amounts for the six months ended June 30, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005 as the exercises were a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $10.4 million after tax, or $(0.19) per share.

7. Intangible Assets and Goodwill

Intangible assets which have finite lives are being amortized on a straight-line basis over periods from 5 to 15 years. Amortization expense for the three and six months ended June 30, 2005 was $3.8 million and $4.9 million, respectively. The projected annual amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $13 million for the year ending December 31, 2005 and $15.4 million for each of the following four years ending December 31.

Intangible assets as of June 30, 2005 consist of:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Translation	Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$21,000	$(549)	—	$20,451
Presley relationships with licensees	12,000	(942)	—	11,058
Priscilla Presley rights to Presley name	5,500	(216)	—	5,284
19 Entertainment television programming	35,000	(1,442)	(1,974)	31,584
19 Entertainment artist management, recording, merchandising, and sponsorship contracts	30,000	(1,730)	(1,542)	26,728
	$103,500	$(4,879)	$(3,516)	$95,105
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,000			$38,000

7. Intangible Assets and Goodwill (Continued)

	Balance at	Goodwill		Balance at
	January 1,	Acquired		June 30,
	2005	During 2005	Translation	2005
Goodwill:
Presley business:
Royalties and Licensing	$—	$11,999	$—	$11,999
Graceland Operations	—	14,735	—	14,735
19 Entertainment	—	128,762	(6,114)	122,648
Total	$—	$155,496	$(6,114)	$149,382

8. Debt

In connection with our public offering of common stock (see Note 3), the Company repaid $39.4 million, plus accrued and unpaid interest, owed to an affiliate of Bear, Stearns & Co. Inc., under a short term senior credit facility incurred in connection with the acquisition of the Presley Business. The loan was repaid at 101% of its principal amount. The Company also paid $109.0 million, plus accrued and unpaid interest, owed to an affiliate of Bear, Stearns & Co. Inc., under a short term senior credit facility incurred in connection with the acquisition of 19 Entertainment. Both short term senior loans were due to mature on February 6, 2006.

In June 2005, the Company wrote-off $1.9 million of unamortized deferred loan costs upon repayment of the short term senior loans.

The average interest rates on the Presley loan were 6.99% and 6.91% for the three and six months ended June 30, 2005, respectively. The average interest rates on the 19 Entertainment loan were 7.08% and 7.07% for the three and six months ended June 30, 2005, respectively.

At June 30, 2005, the Company had total indebtedness of $3.5 million. This debt represents the amount outstanding under a subordinated promissory note issued to Priscilla Presley in connection with the acquisition of all commercial rights held by Ms. Presley to use the name “Presley” in connection with the use and exploitation of the assets acquired in the Presley Acquisition as well as all of Ms. Presley’s rights, if any, to the name “Graceland.” The note bears interest at the rate of 5.385% percent per annum. The principal and interest under the note are payable in seven consecutive equal annual installments of principal and interest of $550,000 each, due and payable on the first through the seventh anniversaries of the date of the note, with an eighth and final installment of principal and interest in the amount of $549,858, due and payable on the eighth anniversary of the date of the note.

9. Stockholders’ Equity

On February 4, 2005, prior management of the Company issued 10,000 unregistered shares of common stock in satisfaction of a $270,000 obligation to a former affiliate. In addition, in connection with the RFX Acquisition investment, certain former principal stockholders purchased warrants to acquire 500,000 shares of common stock at an exercise price of $10.00 per share. The aggregate purchase price for the warrants was $10,000 in cash.

On February 8, 2005, the Company granted 42,000 shares of restricted common stock to the Company’s independent directors. These grants were subject to adoption of the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan by the stockholders of the Company, which occurred on March 25, 2005. The restricted shares vest ratably on each of the first three anniversaries of the date of grant. The shares have been valued at $14.40, the closing stock price on the date of grant. The total value of these shares is being expensed ratably over the three-year vesting period. Included in non-cash

9. Stockholders’ Equity (Continued)

compensation on the accompanying statement of operations for the six months ended June 30, 2005 is $0.1 million of expense related to these restricted shares.

In June 2005, 75,000 shares of restricted common stock were granted to two independent directors. These grants were in consideration for services provided in connection with the Company’s public offering of common stock that went beyond the normal requirements of serving as a director or on a committee of the board of directors as well as for the commitment of each of the individuals to continue to serve as chairmen of Board committees and serve on the Board of Directors for a five year period. The total of the award, based on the offering price of $11.00 per share, is $0.8 million. $0.2 million was charged to non-cash compensation expense in the three months ended June 30, 2005, representing the additional commitment to the stock offering. The remaining $0.6 million will be recognized ratably over the remaining five-year requisite service period.

At June 30, 2005, the Company had outstanding warrants to purchase 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

10. Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in various jurisdictions in which the Company operates.

For the three months and six months ended June 30, 2005, the Company recorded federal income tax benefits of $1.1 million and $2.1 million, respectively, on the Company’s net operating losses. The Company also recorded provisions for state income taxes of $0.5 million in the three and six months ended June 30, 2005. Management believes realization of the income tax benefit is reasonably assured due to the deferred tax liabilities which will reverse into taxable income in future periods.

11. Segment Information

The Company currently has three reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations and 19 Entertainment. All inter-segment transactions have been eliminated in the consolidated financial statements.

11. Segment Information (Continued)

The operating income (loss) amounts for the Presley Business after acquisition by the Company are not directly comparable to the amounts for the Presley Business as Predecessor due to the impact of purchase accounting adjustments made upon the acquisition of the Presley Business on February 7, 2005 which resulting in a substantial increase in the carrying value of fixed and intangible assets and a corresponding increase in depreciation and amortization expense in the post-acquisition periods.

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	Corporate and other	Total
	(amounts in thousands)
Three months ended June 30, 2005:
Revenue	$10,284	$8,588	$15,045	$—	$33,917
Operating income (loss)	$2,543	$1,927	$988	$(2,972)	$2,486
Three months ended June 30, 2004:
Revenue	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$(19)	$(19)
Three months ended June 30, 2004 (Predecessor):
Revenue	$3,719	$7,848	$—	$—	$11,567
Operating income (loss)	$2,754	$1,177	$—	$—	$3,931
Six months ended June 30, 2005:
Revenue	$12,730	$11,940	$19,234	$—	$43,904
Operating income (loss)	$3,828	$1,604	$2,798	$(7,206)	$1,024
Six months ended June 30, 2004:
Revenue	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$(43)	$(43)
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$462
Six months ended June 30, 2004 (Predecessor):
Revenue	$5,904	$13,131	$—	$—	$19,035
Operating income (loss)	$3,703	$82	$—	$—	$3,785
Segment assets at June 30, 2005	$80,332	$66,159	$216,680	$91,614	$454,785

12. Related Party Transactions

Included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 are $2.2 million of costs related to the transition of the Company from an entity with no operations. These costs include $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which pursuant to certain agreements were reimbursed by CKX upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses.

Immediately prior to the consummation of the various transactions resulting in our acquisition of the Presley Business, the Company entered into a sublease for 16,810 square feet for its principal corporate offices in New York, New York. The prior subtenants from whom the Company assumed the terms of the sublease were FXM, Inc. (“FXM”) and MJX Asset Management LLC (“MJX”). Mr. Sillerman is the managing member of MJX and is the principal stockholder of FXM. Certain other executive officers of the Company are also investors in MJX and FXM. The terms of the Company’s sublease are identical to those which governed FXM’s and MJX’s occupation of such space. In accordance with certain requirements set

12. Related Party Transactions (Continued)

forth in the existing sublease for the space, FXM was required to remain as a guarantor to the Company’s obligations under the sublease. While the Company was not yet subject to the rules and regulations of The NASDAQ National Market®, the transaction was ratified by the independent members of the board of directors of the Company in accordance with The NASDAQ National Market’s® rules for affiliated transactions.

13. Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2005 (amounts in thousands):

Common stock issued for the acquisition of the Presley business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley business	22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Dividend on Series B Convertible Preferred Stock	264

14. Subsequent Events

On July 22, 2005 the Company entered into a definitive agreement to acquire Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (MBST), a manager of comedic talent and producer of motion pictures and television programming. The Company will acquire MBST for total consideration of $1.0 million in cash and 700,000 restricted shares of common stock, each to be paid at closing which is expected to be within several weeks of the signing of the agreement. The purchase price is subject to a working capital adjustment to be finalized post-closing. In addition, the sellers may receive up to an additional 150,000 restricted shares of common stock upon satisfaction of certain performance thresholds over the five year period following the closing. Upon consummation of the acquisition, the Company will enter into long-term employment agreements with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who will continue to oversee the day-to-day operations of MBST.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-QSB (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant, included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, and of the Presley Business, included in the Company’s Current Report on Form 8-K/A filed on February 11, 2005, and of 19 Entertainment Limited, included in the Company’s Current Report on Form 8-K/A filed on May 27, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment Limited.

Management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of the Presley Business, as predecessor, rather than those of CKX, prior to February 7, 2005. The historical financial statements of the Presley Business and related management’s discussion and analysis of financial condition and results of operations reflect 100% of the Presley Business.

As a result of these acquisitions, we have made changes to the historical capital and financial structure of our company, which is noted below under “Liquidity and Capital Resources.”

Presley Business

The Presley Business consists of generating revenue from the name and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. Our primary revenue sources include ticket sales and related income from public tours of Graceland, income from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. We also derive revenue from the operation of Elvis Presley’s Heartbreak Hotel and the Meadow Oaks apartment complex. Most of our revenue sources are dependant upon the public’s continued interest in Elvis and the intellectual property he created.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network. Our revenue is also dependent upon the continued success and productivity of our other recording artists and management clients. A portion of our revenues from the American Idol series is dependent upon the number of hours of programming we deliver. In our recently completed fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming compared to 42.5 hours of programming during the same period of 2004. This net decline of 4 hours which occurred in the second quarter reduced revenues and OIBDA derived from this program in the second fiscal quarter of 2005 compared to 2004.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our IDOLS television shows in various markets. Historically, we have generated higher revenue during the first half of the calendar year, which corresponds to the dates our American Idol series airs on the Fox television network in the United States. A significant portion of our revenue from American Idol is paid to us in the second half of the calendar year.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new television projects and investments made in trying to establish successful recording careers for artists who have appeared as finalists on the IDOLS television series.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP.

Consolidated Operating Results—Three Months Ended June 30, 2005 Compared to Predecessor Three Months Ended June 30, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result, the Presley Business is considered the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. Management believes this provides the most meaningful analysis of the Company’s results for the three months ended June 30, 2005.

		Predecessor
	CKX	Presley
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004	Variance
	(amounts in thousands)
Revenue	$33,917	$11,567	$22,350
Operating expenses	31,431	7,636	23,795
Operating income	2,486	3,931	(1,445)
Interest expense	3,191	235	2,956
Write-off of unamortized deferred loan costs	1,894		1,894
Income (loss) before other income	(2,599)	3,696	(6,295)
Other income	1,107	8	1,099
Income (loss) before income taxes	(1,492)	3,704	(5,196)
Income tax expense (benefit)	(566)	82	(648)
Income (loss) before minority interest	(926)	3,622	(4,548)
Minority interest	518		518
Net income (loss)	$(1,444)	$3,622	$(5,066)
Operating income (loss)	$2,486	$3,931	$(1,445)
Depreciation and amortization	4,417	297	4,120
OIBDA	$6,903	$4,228	$2,675

The CKX financial statements for the three months ended June 30, 2005 are prepared on a different basis of accounting than the Predecessor financial statements for the three months ended June 30, 2004. The CKX results include the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for both the Presley Business and 19 Entertainment. This added approximately $3.8 million to operating expenses. In addition, the CKX results include $3.1 million of interest expense related to the Presley and 19 Entertainment short-term senior credit facilities and the Priscilla Presley Note.

Revenues

Revenues for the three months ended June 30, 2005 were $33.9 million as compared to $11.6 million for the Predecessor for the three months ended June 30, 2004. The increase of $22.3 million is attributable to $15.0 million of revenue for 19 Entertainment and $7.3 million of increased revenues for the Presley Business primarily due to revenues from the release of the documentary, “Elvis by the Presleys,” and higher licensing and royalty fees.

Operating Expenses

Operating expenses were $31.4 million for the three months ended June 30, 2005 as compared to $7.6 million for the Predecessor for the three months ended June 30, 2004, an increase of $23.8 million. Of this increase, $11.3 million represents the operating expenses of 19 Entertainment, $5.7 million represents increased operating expenses for the Presley Business and $3.0 million of the increase represents corporate overhead costs. Acquisition-related amortization and depreciation expense accounts for $3.8 million of the increased operating expenses. Operating expenses include $0.3 million of non-cash compensation expense.

OIBDA

Combined OIBDA increased $2.7 million to $6.9 million for the three months ended June 30, 2005 as higher OIBDA at the Presley business and OIBDA of $3.9 million attributable to 19 Entertainment for the period since the date of its acquisition were partially offset by corporate overhead costs.

Interest Expense

Interest expense increased $3.0 million for the three months ended June 30, 2005 due to the interest costs associated with borrowings incurred to acquire the Presley Business and 19 Entertainment.

Deferred Loan Cost Write-Off

Unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley and 19 Entertainment acquisitions were re-paid on June 27, 2005 from the proceeds of the Company’s public offering of common stock.

Other Income

Other income of $1.1 million relates to foreign exchange gains.

Income Taxes

For the three months ended June 30, 2005, the Company recorded an income tax benefit of $0.6 million, reflecting a federal income tax benefit of $1.1 million on the Company’s net operating loss and a provision for state income taxes of $0.5 million. Management believes realization of the income tax benefit is reasonably assured due to the deferred tax liabilities which will reverse into taxable income in future periods. The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate.

Minority Interest

The minority interest expense of $0.5 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Loss

The Company had a net loss of $1.4 million in 2005 compared to net income for the Predecessor of $3.6 million for the same period in 2004.

Presley Business

Revenues for the Presley Business for the three months ended June 30, 2005 were $18.9 million, an increase of $7.3 million, or 63% over the three months ended June 30, 2004. Royalty and licensing revenues were $10.3 million, an increase of $6.6 million, or 178%. $5.5 million of this increase was due to the production of “Elvis by the Presleys,” a two-hour documentary produced for television that was broadcast in the United States on the CBS television network in May 2005. A four-hour DVD and a book version of the documentary were also released in May 2005. The remaining increase represents royalties from the release of digitally enhanced videos and DVDs of Aloha and 68 Special along with new licensing activities, including a license agreement with Sirius satellite radio for an exclusively Elvis radio channel. Tour and exhibit revenues were $3.6 million, an increase of $0.4 million, or 12%. This increase resulted from a 2% increase in mansion attendance from 168,000 to 171,000 and higher per-visitor spending. Revenue from Graceland’s retail operations were $3.3 million, an increase of $0.2 million, or 6%, due to higher attendance and a 4% increase in per capita spending from other revenue enhancement programs. Hotel room revenues were $1.0 million, an increase of $0.1 million, or 7%, due to the average occupancy rate increasing to 92% from 89% and higher room rates.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $13.3 million compared to $7.6 million in the prior period, an increase of $5.7 million, or 75%. $5.3 million of the increase was attributable to production costs and other expenses for “Elvis by the Presleys.”

19 Entertainment

Revenues for 19 Entertainment were $15.0 million for the three months ended June 30, 2005. Film and television revenues are largely derived from the IDOLS franchise and represent contractual payments for each broadcast, ratings-based bonuses and a share of American Idol program sponsorship fees. Film and television revenues were $5.4 million, of which $2.8 million relates to the broadcast of American Idol 4 with the remaining revenues related primarily to IDOLS overseas fees. Sponsorship and Merchandising revenues were $6.6 million, most of which relates to the IDOLS format. Music revenues were $2.5 million and revenues from artist management were $0.5 million.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $11.3 million. Cost of sales, which represents costs directly associated with IDOL and other ventures including royalties to artists, was $5.2 million. Selling, general and administrative expenses were $6.1 million.

Combined Operating Results Six Months Ended June 30, 2005 Compared to Predecessor Six Months Ended June 30, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the six months ended June 30, 2005 with that of the Predecessor for the period January 1, 2005 to February 7, 2005 and compared that to the results of the Predecessor for the six months ended June 30, 2004. Management believes that this provides the most meaningful analysis of the Company’s results for the six months ended June 30, 2005.

		Predecessor		Predecessor
	CKX	Presley		Presley
	Six Months	January 1, 2005		Six Months
	Ended	To	Combined	Ended
	June 30, 2005	February 7, 2005	Total	June 30, 2004	Variance
	(amounts in thousands)
Revenue	$43,904	$3,442	$47,346	$19,035	$28,311
Operating expenses	42,880	2,980	45,860	15,250	30,610
Operating income	1,024	462	1,486	3,785	(2,299)
Interest expense	4,149	115	4,264	678	3,586
Write-off of unamortized deferred loan costs	1,894	—	1,894	—	1,894
Income (loss) before other income	(5,019)	347	(4,672)	3,107	(7,779)
Other income	1,807	—	1,807	8	1,799
Income (loss) before income taxes	(3,212)	347	$(2,865)	3,115	(5,980)
Income tax expense (benefit)	(1,556)	152	(1,404)	98	(1,502)
Income (loss) before minority interest	(1,656)	195	(1,461)	3,017	(4,478)
Minority interest	712	—	712	—	712
Net income (loss)	$(2,368)	$195	$(2,173)	$3,017	$(5,190)
Operating income	$1,024	$462	$1,486	$3,785	$(2,299)
Depreciation and amortization	5,678	126	5,804	594	5,210
OIBDA	$6,702	$588	$7,290	$4,379	$2,911

The combined total column has been prepared on a different basis of accounting than for the Predecessor for the period ended June 30, 2004. The combined total includes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for both the Presley Business and 19 Entertainment. This added approximately $4.9 million to operating expenses. In addition, the combined total includes interest expense related to the Presley and 19 Entertainment short term senior credit facilities and the Priscilla Presley Note of $4.1 million.

Revenues

On a combined basis, revenues were $47.3 million for the combined total period as compared to $19.0 million for the Predecessor for the six months ended June 30, 2004. The increase of $28.3 million is primarily attributable to $19.2 million of revenue at 19 Entertainment for the period since its acquisition. Of the remaining $9.1 million increase in revenue, $5.5 million was attributable to “Elvis by the Presleys,” $3.0 million was due to higher licensing and royalty fees and $0.6 million was attributable to Graceland operations.

Operating Expenses

Combined operating expenses for the six months ended June 30, 2005 increased by $30.6 million over the prior period. Of this increase, $13.2 million reflects the operating expenses of 19 Entertainment since its acquisition. Presley operating costs increased $5.3 million, primarily due to the production costs for “Elvis by the Presleys.” Corporate overhead costs account for $5.0 million of the increase and $2.2 million represents costs related to the transition of the Company including the RFX Investment and the Presley Acquisition. Included in the $2.2 million of other costs are $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which were reimbursed by the Company upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses. Acquisition-related amortization and depreciation expense accounts for $4.9 million of the increased operating expenses. Operating expenses include $0.3 million of non-cash compensation expense.

OIBDA

Combined OIBDA increased $2.9 million to $7.3 million for the six months ended June 30, 2005 as higher OIBDA at the Presley business and OIBDA attributable to 19 Entertainment of $6.1 million for the period since the date of its acquisition were partially offset by corporate overhead costs and costs related to the change in control and change in operating business of the Company described above.

Interest Expense

Interest expense increased by $3.6 million due to the interest costs associated with borrowings incurred to acquire the Presley Business and 19 Entertainment.

Deferred Loan Cost Write-Off

Unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley and 19 Entertainment acquisitions were re-paid on June 27, 2005 from the proceeds of the Company’s public offering of common stock.

Other Income

Other income of $1.8 million relates to foreign exchange gains.

Income Tax

For the six months ended June 30, 2005, the Company recorded an income tax benefit of $1.6 million, reflecting a federal income tax benefit $2.1 million on the Company’s net operating loss and a provision for state income taxes of $0.5 million. Management believes realization of the income tax benefit is reasonably assured due to the deferred tax liabilities which will reverse into taxable income in future periods. The Predecessor business was partly held in a trust structure and therefore the net income was not taxed in the business, resulting in a low effective tax rate.

Minority Interest

The minority interest expense of $0.7 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Loss

The combined net loss was $2.2 million in 2005 compared to net income for the Predecessor of $3.0 million for the same period in 2004.

Presley Business

Revenues for the Presley Business were $28.1 million for the six months ended June 30, 2005, an increase of $9.1 million, or 48%. Licensing and royalty revenues were $14.4 million, an increase of $8.5 million, or 136%. $5.5 million of this increase was due to the production of “Elvis by the Presleys.” The remaining increase represents royalties from the release of digitally enhanced videos and DVDs of Aloha and 68 Special, license fees for the CBS miniseries on Elvis Presley that also aired on the CBS television network in May 2005, and new licensing activities, including a license agreement with Sirius satellite radio for an exclusively Elvis radio channel. Tour and exhibit revenues were $5.5 million, an increase of $0.4 million, or 8%. This increase resulted from a 2.0% increase in mansion attendance from 262,000 to 268,000 and higher per-visitor spending. Revenue from Graceland’s retail operations was $5.2 million, a decline of $0.1 million, or 2%, due to a $0.3 million decline resulting from a change in the mail order retail business. On April 1, 2004, the operation of that portion of the business was outsourced and the Company began to receive a commission based on net sales versus recording sales and cost of sales. In July 2005, this operation will be moved to a new vendor and the Company will again bear the business risk for sales and related expenses. Excluding this impact, revenues increased $0.2 million due to increased attendance and an increase in per capita spending from revenue enhancement programs initiated early in the second quarter. Hotel room revenues were $1.6 million, flat with the prior year, as the average occupancy rate declined from 78% from 76% due to hotel renovations in 2005 offset by higher yield per room due to rate increases implemented in the second quarter.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $20.6 million compared to $15.3 million in the prior period, an increase of $5.3 million, or 35%, due to production costs and other expenses for “Elvis by the Presleys.”

19 Entertainment

Revenues for 19 Entertainment were $19.2 million for the period from the date of acquisition, March 17, 2005, through June 30, 2005. Film and television revenues are largely derived from the IDOLS franchise and represent contractual payments for each broadcast, ratings-based bonuses and a share of American Idol program sponsorship fees. Film and television revenues were $7.1 million, $4.5 million of which related to the broadcast of American Idol 4 with the remaining revenues related primarily to IDOLS overseas fees. Sponsorship and Merchandising revenues were $7.5 million. Music revenues were $3.9 million and management revenues were $0.7 million.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $13.2 million. Cost of sales, which represents costs directly associated with IDOL and other ventures including royalties to artists, was $5.9 million. Selling, general and administrative expenses were $7.3 million.

Liquidity and Capital Resources

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share, which yielded $233.0 million in net proceeds, after underwriting discounts and commissions and offering expenses. The Company has repaid $148.4 million of its previous loans payable with a portion of the proceeds from the offering. The Company intends to use $7.9 million of the proceeds to pay the deferred purchase consideration for the acquisition of 19 Entertainment and $27.1 million is available to pay the portion of the deferred purchase consideration that is payable in either cash or common stock at the discretion of the sellers later this year. The remaining proceeds will be used to provide additional long-term capital to support the growth of the Company’s business, which may include select acquisitions of or investments in entertainment properties and businesses.

As a result of the investment by RFX Acquisition LLC, our acquisition of an 85% interest in the Presley business and our acquisition of 19 Entertainment, we have made changes to our historical capital and financial structure. The following highlights the most significant changes:

Acquisition by RFX Acquisition LLC—On February 7, 2005, RFX Acquisition LLC contributed $3,046,407 in cash to the company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share. Simultaneously with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in our company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including our Chief Executive Officer, Mr. Sillerman, and certain members of our company’s senior management. In order to provide additional capital to our company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of senior management, exercised an aggregate of five million of the $1.00 warrants for aggregate consideration to our company of $5,000,000.

Distributions to Minority Shareholders of Subsidiaries—Under the terms of our agreement to acquire an 85% interest in the Presley business, we are required to make future minimum annual distributions, in monthly installments, to The Promenade Trust which are intended to represent its 15% share of the operating income of the Presley business before depreciation and amortization and after income taxes and capital expenditures. We have agreed that during the first year we operate the Presley business we will make a minimum monthly distribution of $125,000 to The Promenade Trust. At the end of each calendar year, we will make a calculation of the actual amount due to The Promenade Trust based on its 15% ownership interest and make an additional distribution to The Promenade Trust if its actual 15% share is higher than the total distributions paid to The Promenade Trust over the prior twelve months. If the calculation indicates that we have paid more than The Promenade Trust was entitled to, we will reduce future monthly distributions to The Promenade Trust by such amount. However, we will always be required to pay The Promenade Trust a minimum annual distribution of $1.2 million for each full calendar year, irrespective of the actual financial results for the business in such year.

The Presley Contribution and Exchange Agreement—We acquired our 85% interest in the Presley business on February 7, 2005, pursuant to a Contribution and Exchange Agreement dated December 15, 2004 and amended on February 7, 2005 by and among our company, The Promenade Trust and RFX Acquisition LLC. At the closing of the acquisition of the Presley business, The Promenade Trust contributed to our company 85% of the outstanding equity interests of Elvis Presley Enterprises, Inc. and 85% of the outstanding membership interests of Elvis Presley Enterprises, LLC. In exchange, The Promenade Trust received from us, $50,125,000 in cash, 1,491,817 shares of Series B Convertible Preferred Stock and one share of Series C Convertible Preferred Stock valued at $22,825,000, and 500,000 shares of common stock valued at $7.67 per share (which represents the three day average of the closing sales price of our common stock following the public announcement of the acquisition of the Presley business). In addition, at closing, we repaid $25,121,000 of outstanding indebtedness of the Presley business. The Promenade Trust currently owns 15% of the outstanding equity interest in Elvis Presley Enterprises, Inc. and 15% of the outstanding membership interests of Elvis Presley Enterprises, LLC.

Series B Convertible Preferred Stock—Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8.0% of the stated value. The shares of Series B Convertible Preferred Stock are convertible by the holder into common stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Convertible Preferred Stock become convertible at our option from and after the third anniversary of the date of issuance if, at any time, the average closing price of the common stock over a thirty day trading period equals or exceeds 150% of the conversion price.

During the period from August 7, 2012 through August 7, 2013, we can redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If we do not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) the average closing price of the common stock over a thirty day trading period measured as of the last day of the redemption period.

The Series B Convertible Preferred Stock has been valued for accounting purposes at its stated value of $15.30 per share, which approximates its fair value. In order to determine the fair value of the Series B Convertible Preferred Stock, we performed a valuation using a commonly used valuation model for pricing convertible equity instruments, taking into account the following factors and assumptions:

•       Fair value of common stock of $7.67 per share, based on the average closing price for the three days following announcement of the acquisition of the Presley business;

•       An 8.5-year term for the Series B Convertible Preferred Stock, based on the fact that the instrument contains a one-year redemption period ending on August 7, 2013, after which re-pricing of the conversion price occurs;

•       A stock price volatility factor of 38%, based on a review of the volatility of comparable companies operating in similar industries since we do not have data for a sufficient period to calculate a reliable rate of volatility based on our own stock price movements;

•       A discount rate of 11.5%, based on credit spreads for high yield issues and a premium to reflect the junior position of the Series B Convertible Preferred Stock in our capital structure; and

•       No dividends on the common shares.

The fair value of the Series B Convertible Preferred Stock exceeds the fair value of the common stock issued on the same date as a result of the mandatory 8% annual dividend on the par value of $15.30 and the redemption and conversion features.

The Promenade Trust has the right to require us to purchase for cash all or a portion of its 15% ownership interest in the Presley business from time to time beginning on January 1, 2008. The price we will be required to pay to The Promenade Trust will be based on the then current fair market value of the Presley business as determined through an appraisal process.

Priscilla Presley Transaction—In connection with the acquisition of our 85% interest in the Presley business, we acquired from Priscilla Presley all commercial rights held by Ms. Presley to use the name “Presley” in connection with the use and exploitation of the assets acquired from The Promenade Trust as well as all of Ms. Presley’s rights, if any, to the name “Graceland.” The purchase price for the rights acquired from Priscilla Presley was $6.5 million, with $3.0 million paid in cash at the closing and $3.5 million paid in the form of an eight year subordinated promissory note. The promissory note bears interest at a rate of 5.385% per year and, therefore, requires annual payments of $550,000.

The Huff Alternative Fund, L.P. Investment—Simultaneous with the closing of the investment by RFX Acquisition LLC and our acquisition of the Presley business, The Huff Alternative Fund, L.P. and its affiliate contributed an aggregate of $43.8 million in cash in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. The transaction was consummated in accordance with a Stock Purchase Agreement dated February 7, 2005.

Series A Convertible Redeemable Preferred Stock—On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Accordingly, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, we have recorded a non-cash dividend of $17.8 million in our financial statements for the three months ended March 31, 2005.

The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

At issuance, each share of Series A Convertible Redeemable Preferred Stock had a stated value of $20.00 per share and was convertible into common stock at a conversion price as more fully described below. Holders of the Series A Convertible Redeemable Preferred Stock were not entitled to any dividends beyond participating on an as converted basis in dividends declared with respect to the common stock. The shares of Series A Convertible Redeemable Preferred Stock were convertible into common stock at any time at the option of the holder. The shares of Series A Convertible Redeemable Preferred Stock were to become convertible at the company’s option if, at any time following the third anniversary of issuance, the average closing price of the common stock over a thirty day trading period equaled or exceeded $15.00. In addition, if at any time after issuance (i) the total market capitalization of the outstanding shares of common stock equaled or exceeded $500 million, and (ii) the average closing price of the common stock over a period of thirty consecutive trading days equaled or exceeded $15.00, the company would have had the right to convert such number of shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of up to 25% of the market value of all publicly traded common stock (excluding shares held by affiliates of our company). However, we could not force conversion of any shares of Series A Convertible Redeemable Preferred Stock during the period when the shares of common stock to be issued upon conversion of the Series A Convertible Redeemable Preferred Stock were locked up pursuant to a lock up agreement between our company and the holder.

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

The terms of the Series A Convertible Redeemable Preferred Stock specifically provided for an adjustment for the issuance of the 15,486,815 warrants issued but not exercised by the recipients thereof immediately following the closing of the investment by RFX Acquisition LLC, but no adjustment in connection with the issuance and exercise of the warrants received by The Huff Alternative Fund, L.P. or The Huff Alternative Parallel Fund, L.P. at the closing of their investment or for the 5,000,000 warrants which were issued and exercised immediately following closing. After giving effect to the adjustments described in the preceding sentence, the conversion price of the Series A Convertible Redeemable Preferred Stock became $7.18 per share of common stock, so that each share of Series A Convertible Redeemable Preferred Stock was convertible into approximately 2.8 shares of common stock.

During the first three years following issuance, the company had the option to redeem part or all of the Series A Convertible Redeemable Preferred Stock using up to 25% of the proceeds from each registered public offering or private investment in public equity (“PIPE”) transaction as follows: (i) during the first twelve months following issuance, at a price of $23.10 per share, and (ii) at all times thereafter, at a price that would have provided the holders of the Series A Convertible Redeemable Preferred Stock with an internal rate of return of 15.5% on the shares of Series A Convertible Redeemable Preferred Stock being sold. Upon a liquidation, the holders of the Series A Convertible Redeemable Preferred Stock were entitled to receive, in preference to the holders of any other class or series of the company’s equity securities (other than the Series B Convertible Preferred Stock), a cash amount per share equal to the greater of the stated value plus any accrued but unpaid dividends or the amount to which they would have been entitled had they converted to common stock.

If, after six years following issuance, the aggregate return to the holders of the Series A Convertible Redeemable Preferred Stock did not equal or exceed 8%, then the holders of the Series A Convertible Redeemable Preferred Stock would have been entitled to receive a distribution of cash or additional shares of Series A Convertible Redeemable Preferred Stock in an amount such that the return calculated to such date equaled 8%.

In the event that any holder of Series A Convertible Redeemable Preferred Stock had not converted its shares as of the eighth anniversary of the date of issuance, we would have been required to redeem 100% of the outstanding shares of Series A Convertible Redeemable Preferred Stock for an aggregate price equal to the stated value multiplied by the number of shares of Series A Convertible Redeemable Preferred Stock then being redeemed plus any return amount owed but not paid in accordance with the preceding paragraph.

As a result of the redemption right described above, the Series A Convertible Redeemable Preferred Stock was initially recorded as temporary equity. Following the March 21, 2005 conversion into common stock, the Series A Convertible Redeemable Preferred Stock was reclassified as permanent equity.

The allocation of the proceeds from the Huff investment resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This was due, in part, to the allocation of proceeds raised to the warrants as well as the conversion ratio of one share of preferred stock into 2.8 shares of common stock, as previously described. This beneficial conversion feature was to be accreted over the eight-year redemption period and recorded as a preferred dividend. As a result of the conversion described above, a non-cash dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

19 Entertainment Share Purchase Agreement—We acquired 19 Entertainment pursuant to a Share Purchase Agreement dated March 17, 2005, by and among our company, our wholly owned subsidiary, CKX UK Holdings Limited, 19 Entertainment, Mr. Fuller and the other shareholders of 19 Entertainment, for total consideration consisting of £64.5 million (U.S. $124.4 million) in cash and 1,870,558 unregistered shares of our common stock valued at $16.83 per share (which represents the average of our company’s closing stock prices for the two days prior to and the day of the acquisition), each paid at closing, and an additional £19.2 million (U.S. $36.9 million, based on the exchange rate at closing of the acquisition; U.S.$35.0 million based on the exchange rate at June 30, 2005) in either cash or additional shares of common stock to be paid on the earlier of (i) thirty days following delivery of the audited financial statements of 19 Entertainment for its fiscal year ending June 30, 2005, and (ii) December 30, 2005. We will pay at least $7.9 million of the deferred consideration in cash. The remaining deferred consideration will be paid in cash, or if requested by certain of the sellers, in shares of common stock. Mr. Fuller and his nominee company have the right, during a short period following the six-year anniversary of our acquisition of 19 Entertainment, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share.

Pursuant to Mr. Fuller’s new employment agreement, he will continue to serve as Chief Executive Officer of 19 Entertainment. The employment agreement is for a term of six years, and provides for the base salary, bonus, incentive compensation, and other benefits for Mr. Fuller. Mr. Fuller is expected to play a key role in planning and implementing our overall creative direction. We financed the 19 Entertainment acquisition by borrowing $109.0 million through a short term senior loan from an affiliate of Bear, Stearns & Co. Inc., and through the receipt of cash from the exercise of $25.0 million of outstanding warrants to purchase common stock held by Robert F. X. Sillerman and other members of our management, The Huff Alternative Fund, L.P., our largest institutional equity investor, and an affiliate of The Huff Alternative Fund, L.P.

The Presley Short Term Senior Loan—Aportion of the cash consideration for our acquisition of the Presley business was obtained through a $39.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc. The borrower under the Presley short term senior loan was EPE Holding Corporation, our wholly owned subsidiary, which directly owns 100% of our company’s interests in the Presley business. The entire balance of the Presley short term senior loan was re-paid on June 27, 2005 with the proceeds of the Company’s public offering of common stock.

The 19 Entertainment Short Term Senior Loan—Aportion of the cash consideration for our acquisition of 19 Entertainment was obtained through a $109.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc. The borrower under the 19 Entertainment short term senior loan is CKX UK Holdings Limited, our wholly owned subsidiary, which directly owns 100% of 19 Entertainment. We were required to pay a 1% commitment fee upon the funding of the loan. The entire balance of the Presley short term senior loan was re-paid on June 27, 2005 with the proceeds of the Company’s public offering of common stock.

Reincorporation—On March 25, 2005, we merged into our wholly-owned subsidiary, changing, among other things, (i) the name of our company from Sports Entertainment Enterprises, Inc. to CKX, Inc., (ii) our state of incorporation from Colorado to Delaware, and (iii) our capital stock from no par value to $0.01 par value per share.

Revolving Credit Facility Commitment—On June 2, 2005, we obtained commitments from Bear Stearns Corporate Lending Inc., an affiliate of Bear, Stearns & Co. Inc., as administrative agent and as a lender, Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., Credit Suisse and The Bank of New York, as lenders, relating to a 364-day, $50.0 million revolving credit facility, which commitments were subject to consummation of a stock offering by the Company and repayment of all amounts outstanding under our short term senior loans, which occurred on June 27, 2005, as well as the conditions summarized below. Bear, Stearns & Co. Inc. will act as sole and exclusive advisor, lead arranger and bookrunner in respect of this revolving credit facility. The commitments of the lenders to provide the revolving credit facility will expire on the earlier of (i) June 27, 2006, and (ii) the date on which we consummate, or (if earlier) obtain a definitive commitment from a financial institution (whether or not such financial institution is one of the lenders committed under the revolving credit facility) for, a bank financing (A) in an aggregate principal amount equal to or greater than $50.0 million, and (B) with a term no shorter than that of the revolving credit facility.

Each lender’s commitments and agreements are subject to satisfaction of customary conditions and the negotiation, execution and delivery of definitive documentation with respect to the revolving credit facility satisfactory to such lender and its counsel. Additionally, each drawing under the revolving credit facility will be subject to the satisfaction of certain conditions set forth or referred to in the term sheet to the commitment letter, including the absence of any material adverse change in the business, assets, property, condition (financial or otherwise), results of operations or prospects of our company and our subsidiaries, taken as a whole. We will not have control over the satisfaction of all of these conditions and requirements, and we cannot assure that we will be able to satisfy these conditions and requirements or that we will be able to borrow funds under the revolving credit facility at any particular time or at all.

The revolving credit facility will mature on the 364th day after the closing of the revolving credit facility. The proceeds of loans under the revolving credit facility will be permitted to be used for general corporate purposes (including working capital) in the ordinary course of business and to fund future acquisitions. Amounts borrowed under the revolving credit facility will bear interest at a rate equal to

LIBOR plus 200 basis points, increasing to LIBOR plus 250 basis points at any time when $25.0 million in aggregate principal amount of loans, letters of credit and swing line loans are outstanding.

The revolving credit facility will be guaranteed by each of our direct and indirect present and future subsidiaries other than Elvis Presley Enterprises, Inc., Elvis Presley Enterprises, LLC and any of their subsidiaries; provided, however, that any foreign subsidiary of our company with respect to which a guarantee granted thereby would, in our good faith judgment, result in material adverse tax consequences to our company, shall not be required to be a guarantor. Obligations under the revolving credit facility will be secured by security interests in substantially all of the assets of our company and the guarantors (subject to limitations on capital stock of foreign subsidiaries).

The revolving credit facility will restrict our ability to incur debt, sell assets, merge or acquire businesses, and pay dividends, among other matters, and will require us to maintain certain financial covenants, including (i) a minimum interest coverage ratio, (ii) a maximum debt to EBITDA ratio, (iii) a minimum amount of EBITDA and (iv) a minimum tangible net worth. If we are unable to comply with or satisfy these covenants, we will not be permitted to borrow amounts under the revolving credit facility and the lenders may be able to accelerate all amounts then due thereunder.

In the event that, on or prior to September 25, 2005, the revolving credit facility has not yet been consummated, and we have not yet entered into a definitive commitment for a bank financing which has the effect of terminating the lender’s commitments for the revolving credit facility, we have agreed to pay to the lenders an amount equal to 0.35% of the aggregate commitments thereunder. Additionally, from and after the closing of the revolving credit facility, we have agreed to pay a commitment fee calculated at the rate per annum of 0.35% on the average daily unused portion of the revolving credit facility payable quarterly in arrears.

Cash Flow for the Six Months Ended June 30, 2005

Operating Activities

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2005. The net loss of $2.4 million, which includes depreciation and amortization expenses of $5.7 million, was offset by the working capital fluctuations in the business.

Investing Activities

Net cash used in investing activities was $277.1 million for the six months ended June 30, 2005. Cash paid for acquisitions and related costs was $208.3 million. $68.3 million of proceeds from the public offering of common stock were invested in marketable securities. Capital expenditures were $0.5 million.

Financing Activities

Cash provided by financing activities was $306.0 million. The net proceeds from the public offering of common stock after underwriting discounts and commissions and other offering costs were $233.0 million. The Company reserved $43.3 million of net proceeds from the Huff investment and $30.0 million proceeds from warrant exercises. Acquisition-related borrowings of $148.0 million under the short-term credit facilities in 2005 were repaid on June 27, 2005.

Uses of Capital

At June 30, 2005, the Company had $3.5 million of debt outstanding under the Priscilla Presley note and $28.9 million in cash and cash equivalents and $68.3 million in marketable securities, reflecting the net proceeds of the Company’s public offering of common stock, after repayment of the short-term senior loans. The Company intends to use $7.9 million of the proceeds to pay the deferred purchase consideration for the acquisition of 19 Entertainment and $27.1 million is available to pay the portion of the deferred purchase consideration that is payable in either cash or common stock at the discretion of the sellers later this year. The remaining proceeds will be used to provide additional long-term capital to support the growth of the Company’s business, which may include select acquisitions of or investments in entertainment properties and businesses.

We believe that our current cash on hand together with cash flow from operations will be sufficient to fund our current operations, including payments of interest due under the Priscilla Presley note, the deferred purchase consideration for 19 Entertainment, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the Presley Business and capital expenditures.

Capital Expenditures

We presently anticipate that our capital expenditures for the remainder of 2005 will include ongoing improvements at the Presley Business and 19 Entertainment and we also expect to incur additional capital expenditures at the corporate level to implement new information technology and financial systems. We expect spending for the remainder of the year to be less than $1.0 million.

Future Acquisitions

We intend to acquire additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, our revolver commitment, new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. However, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

Dividends

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Convertible Preferred Stock is $1.8 million. If we fail to make our quarterly dividend payments to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%.

We have no intention of paying any dividends on our common stock for the foreseeable future.

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

The scheduled maturities as of March 31, 2005 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements,

guaranteed minimum distributions to The Promenade Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	Six Months
	Ended
	December 31, 2005	2006	2007	2008	2009	Thereafter		Total
Debt facilities	—	362	381	401	423	1,933		3,500
Non cancelable operating leases	1,174	2,256	2,136	2,127	2,153	6,336		16,182
Employment contracts	3,137	6,192	5,959	5,068	5,244	4,601		30,201
Guaranteed minimum distributions	600	1,200	1,200	1,200	1,200		(a)	5,400
19 Entertainment deferred consideration	34,991 (b)	—	—	—	—	—		34,991
19 Entertainment put right	—	—	—	—	—	22,079	(c)	22,079
Total	39,902	10,010	9,676	8,796	9,020	34,949		112,353

(a)           In addition to the amounts listed above, we are required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley business.

(b)          We owe an additional $35.0 million of consideration for the acquisition of 19 Entertainment, to be paid in the fourth quarter of 2005. We will pay $7.9 million of the deferred consideration in cash. The remaining deferred consideration will be paid in shares of common stock if requested by certain of the sellers.

(c)           We have granted to the former holders of capital stock of 19 Entertainment the right, during a short period following the six-year anniversary of our acquisition of 19 Entertainment, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above. We have also granted them the same right with respect to additional shares, if any, issued to Mr. Fuller and his nominee company as additional consideration, as described under “CKX, Inc.—Notes to Condensed Consolidated Financial Statements—Note 6—Acquisitions—19 Entertainment.”

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

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

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

Royalty Income:

Income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Under SFAS 50, revenue is recognized when we: (i) have signed a non-cancelable contract; (ii) have delivered the rights to the licensee who is free to exercise them; (iii) have no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to us based on the timetable associated with royalty statements generated by third party processors, and is not typically known by us on a timely basis. This revenue is consequently recognized if the amount of accrual is not known or reasonably estimable until receipt of the statements from the third parties. We contract with various agencies to facilitate collection of royalty income.

When we are entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included in our financial statements as a component of cost of sales.

Television and Film Revenue:

We recognize revenues for television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in our financial statements as a component of deferred revenue.

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

Other Revenue:

Ticket sales for tours and exhibits at Graceland, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket.

Television and Film Production Costs

The Company accounts for film and television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs and films for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs and films are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing television and film programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Uses of Estimates

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company adopted SFAS No. 123R effective January 1, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement eliminates the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, requiring retrospective application to prior periods’ financial statements of changes in accounting principle. Prior to the issuance of SFAS No. 154, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new principle in net income of the period of the change. The statement is effective for financial statements for fiscal years beginning after December 15, 2005. The Company does not currently contemplate any voluntary changes in accounting principles.

Off Balance Sheet Arrangements

As of June 30, 2005, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $3.5 million of total debt outstanding at June 30, 2005, none of which was variable rate debt. As such, we are not exposed to changes in interest rates.

Foreign Exchange Risk

As a result of our acquisition of 19 Entertainment, we have significant operations outside the United States, principally in the United Kingdom. Our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate. For example, assuming a hypothetical fluctuation of the exchange rate between the U.S. dollar and the U.K. pound sterling of 10%, the net impact to our net loss for the six months ended June 30, 2005, reflecting 19 Entertainment from the date of acquisition of March 17, 2005, would have been approximately $0.2 million.

Historically, 19 Entertainment, as a U.K. based enterprise, entered into foreign currency option contracts to hedge its exposure to certain U.S. dollar denominated revenue. Due to the recent timing of our acquisitions, we are currently evaluating what strategies, if any, we should adopt to minimize our exposure to foreign currency fluctuations.

Item 4.        Controls and Procedures

In connection with the audit of the financial statements of the Presley Business for the year ended December 31, 2004, Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in internal controls which existed prior to our acquiring control of the Presley Business. A material weakness is a reportable condition under standards established by the American Institute of Certified Public Accountants in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The material weaknesses identified at the Presley business include deficiencies in the number of accounting staff, the financial closing and reporting process, accounting for licensing arrangements and inventory management.

Prior to our acquisition on February 7, 2005, the Presley Business was a privately owned company and, therefore, was not required to maintain the same level of internal controls as a public company in the United States. Since acquiring the Presley Business, we have been working to address the material weaknesses identified. Actions taken to date include hiring a new Vice President of Finance and other accounting staff, engaging an outside consultant to review the control environment and upgrading systems and controls at the Presley Business. We expect to have corrected all material weaknesses no later than December 31, 2005.

In addition, we have identified deficiencies in internal controls at 19 Entertainment, which we are addressing in a manner similar to those of the Presley Business.

We intend to make future acquisitions of privately owned businesses. We believe that it is likely that certain of these acquisitions may have material weaknesses or other deficiencies in internal controls. In the event that we make future acquisitions of companies with material weaknesses in internal controls, we intend to take corrective actions similar to those being implemented at the Presley business and 19 Entertainment.

Part II—Other Information

Item 5.                        Other Information.

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share, which yielded $233.0 million in net proceeds, after underwriting discounts and commissions and offering expenses.

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Form of Amended and Restated By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
4.2

Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB filed May 16, 2005, and incorporated herein by reference).

4.3

Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form8-K/A filed February11, 2005, and incorporated herein by reference).

4.4

Registration Rights Agreement, dated February 7, 2005 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form8-K/A filed February11, 2005, and incorporated herein by reference).

4.5

Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of common stock of the Company (Previously filed as Exhibit 4.6 to the Form8-K/A filed February11, 2005, and incorporated herein by reference).

4.7	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).
99.2	Unaudited Pro Forma Condensed Combined Financial Statements (Previously filed as Exhibit 99.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).
99.2	Unaudited Pro Forma Condensed Combined Financial Statements (Previously filed as Exhibit 99.2 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).