Form 10QSB
period 2005-09-30
CKX, Inc.
filed 2005-11-15
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

As of  November 11, 2005 there were 92,310,508 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2005, December 31, 2004 and December 31, 2004 (Predecessor)	2
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the three months ended September 30, 2004 (Predecessor)	3
	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the nine months ended September 30, 2004 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the nine months ended September 30, 2004 (Predecessor)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4	Controls and Procedures	50
Part II.	OTHER INFORMATION
Item 6	Exhibits	51

CKX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

			Predecessor
			Company(1)
	September 30,	December 31,	December 31,
	2005	2004	2004
	(unaudited)
	(in thousands, except share information)
ASSETS
Cash and cash equivalents	$36,529	$—	$201
Marketable securities	80,000	—	—
Receivables, net of allowance for doubtful accounts of $91 at September 30, 2005 and $70 at December 31, 2004 (Predecessor Company)	22,624	—	2,751
Inventories, net of allowance for obsolesence of $225 at September 30, 2005 and December 31, 2004 (Predecessor Company)	2,784	—	2,178
Prepaid expenses	1,695	—	764
Prepaid income taxes	6,572	—	—
Deferred tax asset	1,285	—	1,219
Total current assets	151,489	—	7,113
Property and equipment—net	27,799	—	21,158
Receivables	2,617	—	—
Other assets	13,251	—	7,480
Goodwill	124,653	—	—
Other intangible assets—net	155,580	—	—
Deferred tax assets	—	—	281
TOTAL ASSETS	$475,389	$—	$36,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,891	$269	$571
Accrued expenses	22,872	—	2,606
Purchase consideration payable	33,846	—	—
Current portion of long-term debt	362	—	10,508
Income taxes payable	1,223	—	328
Other current liabilities	1,051	—	—
Deferred tax liabilities	1,162	—	—
Deferred revenue	7,803	—	5,473
Total current liabilities	70,210	269	19,486
Long-term liabilities:
Long-term debt	3,138	—	13,074
Deferred revenue	1,839	—	2,055
Other long-term liabilities	3,998	—	—
Deferred tax liabilities	37,326	—	—
Total liabilities	116,511	269	34,615
Minority interest	3,905	—	—
Redeemable restricted common stock—1,672,170 shares outstanding at September 30, 2005	23,002	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	—	—
Series C—1 share outstanding	—	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,484,859 shares issued and outstanding at September 30, 2005	905	6,115	—
Additional paid-in-capital	363,288	12,249	—
Deferred compensation	(1,181)	—	—
Net assets	—	—	1,417
Accumulated deficit	(38,699)	(18,633)	—
Accumulated other comprehensive loss	(15,167)	—	—
Total stockholders’ equity	331,971	(269)	1,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$475,389	$—	$36,032

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Predecessor
			Company(1)
	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2004
	(in thousands, except per share and share information)
Revenue	$59,780	$—	$12,685
Operating expenses:
Cost of sales	33,725	—	2,391
Selling, general and administrative expenses	13,482	25	6,457
Corporate expenses	3,299	—	—
Depreciation and amortization	4,401	—	304
Total operating expenses	54,907	25	9,152
Operating income (loss)	4,873	(25)	3,533
Interest income (expense), net	659	(5)	(237)
Equity in earnings of affiliates	298	—	—
Other income	1,037	—	—
Income (loss) before income taxes	6,867	(30)	3,296
Income tax expense	5,315	—	464
Income (loss) before minority interest	1,552	(30)	2,832
Minority interest	312	—	—
Net income (loss)	1,240	(30)	2,832
Dividends on preferred stock	(456)	—	—
Net income (loss) available to common shareholders	$784	$(30)	$2,832
Income (loss) per share:
Basic income (loss) per common share	$0.01	$(0.01)
Diluted income (loss) per common share	$0.01	$(0.01)
Average number of common shares outstanding:
Basic	91,858,319	4,283,061
Diluted	92,932,174	4,283,061

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Predecessor	Predecessor
			Company(1)	Company(1)
	Nine Months Ended	Nine Months Ended	January 1 to	Nine Months Ended
	September 30, 2005	September 30, 2004	February 7, 2005	September 30, 2004
	(in thousands, except share and per share information)
Revenue	$103,169	$—	$3,442	$31,720
Operating expenses:
Cost of sales	46,803	—	423	5,267
Selling, general and administrative expenses	30,400	68	2,431	18,236
Corporate expenses	8,330	—	—	—
Depreciation and amortization	10,079	—	126	898
Other costs	2,175	—	—	—
Total operating expenses	97,787	68	2,980	24,401
Operating income (loss)	5,382	(68)	462	7,319
Interest expense, net	(3,490)	(14)	(115)	(916)
Write-off of unamortized deferred loan costs	(1,894)	—	—	—
Equity in earnings of affiliates	659	—	—	—
Other income	2,844	—	—	8
Income (loss) before income taxes	3,501	(82)	347	6,411
Income tax expense	3,605	—	152	562
Income (loss) before minority interest	(104)	(82)	195	5,849
Minority interest	1,024	—	—	—
Net income (loss)	(1,128)	(82)	195	5,849
Dividends on preferred stock	(1,176)	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—
Net income (loss) available to common shareholders	$(20,066)	$(82)	$195	$5,849
Loss per share:
Basic and diluted loss per share	$(0.30)	$(0.02)
Average number of common shares outstanding:
Basic and diluted	66,559,664	4,283,061

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Predecessor Company(1)
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	January 1 to February 7, 2005	Nine Months Ended September 30, 2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,128)	$(82)	$195	$5,849
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,079	—	126	898
Non-cash compensation	558	—	—	—
Minority interest	1,024	—	—	—
Changes in operating assets and liabilities:
Receivables	4,750	—	(566)	(910)
Inventory	(731)	—	124	1,142
Prepaid expenses	(7,054)	—	(576)	(772)
Other assets	2,171	—	—	—
Deferred income taxes	(112)	—	—	158
Accounts payable	197	—	854	138
Accrued expenses	11,718	—	194	473
Deferred revenue	703	—	1,410	1,957
Income taxes payable	744	—	152	497
Other	642	—	—	—
Net cash provided by (used in) operating activities	23,561	(82)	1,913	9,430
Cash flows used in investing activities:
Acquisition of Presley Business, net of cash acquired of $961	(82,873)	—	—	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	(125,431)	—	—	—
Acquisition of MBST, net of cash acquired of $12	(2,514)	—	—	—
Investment in marketable securities	(80,000)	—	—	—
Purchase of property and equipment	(669)	—	(2)	(322)
Net cash used in investing activities	(291,487)	—	(2)	(322)
Cash flows used in financing activities:
Initial issuance of common stock	3,058	—	—	—
Proceeds from public offering of common stock	253,000	—	—	—
Underwriting discount and other offering costs	(20,017)	—	—	—
Exercise of warrants	30,000	—	—	—
Proceeds from Huff Investment	43,819	—	—	—
Proceeds from credit facilities	148,000	—	—	1,250
Costs associated with Huff investment	—	—	—	—
and credit facility	(3,207)	—	—	—
Distributions to Presley minority interest	(874)
Principal payments on debt	(148,390)	—	(185)	(5,025)
Dividends paid on preferred stock	(720)	—	—	—
Increase in due to affiliates	—	82	—	—
Distributions to trust beneficiary	—	—	(23)	(5,406)
Net cash provided by (used in) financing activities	304,669	82	(208)	(9,181)
Effect of exchange rate changes on cash	(214)	—	—	—
Net increase in cash and equivalents	36,529	—	1,703	(73)
Cash and cash equivalents - beginning of period	—	—	201	287
Cash and cash equivalents - end of period	$36,529	$—	$1,904	$214
Supplemental Cash flow data(Also see note 13):
Cash paid during the period for:
Interest	$3,211	$—	$172	$799
Income taxes	508	—	125	58

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Preferred Stock											Accumulated
									Additional			Other
	Series A		Series B		Series C		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total
Balance at January 1, 2005	—	$ —	—	$ —	—	$ —	4,283,061	$ 6,115	$ 12,249	$ —	$ (18,633)	$ —	$ (269)
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	30,399,072	304	3,021	—	—	—	3,325
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	1,398,388	15	16,777	—	—	—	39,617
Restricted shares issued to independent directors and employees	—	—	—	—	—	—	124,500	1	1,574	(1,534)	—	—	41
Compensation expense recognized for vesting of restricted stock	—	—	—	—	—	—	—	—	—	353	—	—	353
Shares issued to independent directors	—	—	—	—	—	—	5,334	—	73	—	—	—	73
Conversion of Series A Preferred and accretion of beneficial conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	—	(17,762)	—	—
Series B preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,176)	—	(1,176)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	—	232,983
Net income	—	—	—	—	—	—	—	—	—	—	(1,128)	—	(1,128)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,167)	(15,167)
Balance at September 30, 2005	—	$ —	1,491,817	$ 22,825	1	$ —	90,484,859	$ 905	$ 363,288	$ (1,181)	$ (38,699)	$ (15,167)	$ 331,971

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
NOTES TO CONDENSED UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, and more than 30 local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

The financial information in this report has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2004 and 2005 are not necessarily indicative of results to be expected for the full year due to the seasonal nature of some of the Company’s businesses and due to the timing of the transactions described below. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company’s Current Reports on Form 8-K/A filed on February 11, 2005, May 27, 2005 and October 25, 2005.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented herein.

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

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Marketable Securities

Marketable securities reflect investments in auction rate preferred stocks issued by closed-end funds with dividend rates re-set every seven to twenty-eight days. These investments are classified as current assets based on our intent and ability to use these securities when required to provide capital to support the liquidity needs and growth of the Company’s business. These investments are available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are carried at fair value, which approximates cost at September 30, 2005. Unrealized gains and losses, net of tax, are included in stockholders’ equity.

Property and Equipment, net

Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $0.5 million and $1.3 million for the three and nine months ended September 30, 2005 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2004 (Predecessor) respectively.

Property and equipment, net consisted of the following as of September 30, 2005 and December 31, 2004 (Predecessor):

	September 30, 2005	Useful Lives	December 31, 2004	Useful Lives
	(in thousands)		(in thousands)
Land	$11,518	n/a	$5,358	n/a
Buildings and improvements	14,364	5-20	20,381	5-39
Equipment, furniture and fixtures	3,164	3-7	9,061	5-7
	29,046		34,800
Less: accumulated depreciation and amortization	(1,247)		(13,642)
	$27,799		$21,158

Revenue Recognition

Merchandising/Name and Likeness Licensing Revenue:

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

Royalty Income:

Income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized in accordance with SFAS No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Under SFAS 50, revenue is recognized when the Company: (i) has signed a non-cancelable contract; (ii) has delivered the rights to the licensee who is free to exercise them; (iii) has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. This revenue is consequently not recognized if the amount of accrual is not known or reasonably estimable until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included in the financial statements as a component of cost of sales.

Television and Film Revenue:

The Company recognizes revenue from television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

Sponsorship Revenue:

The Company derives revenue from sponsorships associated with certain of its television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenue from a one-time event are recognized if: (i) pervasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (a) pervasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price is fixed or determinable; and (d) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

Management and Production Services Revenue:

The Company recognizes revenue from management and production services at the time the services are provided. Revenue from the clients’ participation and residuals are recognized at the time such amounts can be reasonably determined, which is generally upon receipt of a statement from a third party.

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

The capitalized costs of producing television and film programs are expensed in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Income Taxes

The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income taxes arise from temporary differences between the financial statement and tax basis of assets and liabilities. The Company’s deferred taxes primarily result from temporary differences in the recognition of amortization of intangible assets, depreciation, reserve for bad debts and inventory and accrued vacation for financial reporting and tax reporting purposes.

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

Investments

Investments in which the Company has the ability to exercise significant influence over the business and policies of the investee, but contain less than a controlling voting interest, are accounted for using the equity method.

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results.

Stock-Based Compensation

In conjunction with the stock-based compensation plan that is more fully described in footnote 10, Stock Plan Awards, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement eliminates the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in accounting principles. Prior to the issuance of SFAS No. 154, most voluntary changes in accounting principles were recognized by including the cumulative effect of changing to the new principle in net income of the period of the change. The statement is effective for financial statements for fiscal years beginning after December 15, 2005. The Company does not currently contemplate any voluntary changes in accounting principles.

3. Capital Structure and Predecessor

Following is a description of changes to the Company’s capital structure that occurred during the nine months ended September 30, 2005:

The RFX Investment

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, contributed $3,046,407 in cash to the Company in exchange for 30,399,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share (the “RFX Investment”). Simultaneous with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including the Company’s Chief Executive Officer, Mr. Sillerman, and certain members of the Company’s senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman and other members of the Company’s senior management, exercised an aggregate of five million of the $1.00 warrants for additional aggregate consideration to the Company of $5,000,000.

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

•                    A stock price volatility factor of 38%, based on a review of the volatility of comparable companies operating in similar industries since the Company does not have data for a sufficient period to calculate a reliable rate of volatility based on its own stock price movements;

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

On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, we recorded a non-cash dividend of $17.8 million in our financial statements for the three months ended March 31, 2005. The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

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

Reincorporation

On March 25, 2005, the Company changed its state of incorporation from Colorado to Delaware and changed its capital stock from no par value to $0.01 par value per share.

Public Offering of Common Stock

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share which yielded $233.0 million in net proceeds after underwriting discounts and commissions and offering expenses. The Company repaid $148.4 million of its previous loans payable with a portion of the proceeds from the offering.

4. Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss)	$1,240	$(1,128)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,512)	(15,167)
Comprehensive loss	$(3,272)	$(16,295)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements for the period of March 18, 2005 to September 30, 2005. There were no differences between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 or for the nine months ended September 30, 2004.

5. Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Diluted earnings per share for the three months ended September 30, 2005 is $0.01 per share. This calculation excludes the impact of the conversion of 1,491,817 shares of Convertible Series B Preferred shares because the effect would be anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2005 is the same as basic earnings per share because the calculation is anti-dilutive due to the reported net loss available to common shareholders. As a result, 6,423,923 shares are excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005 since the effect would be anti-dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share and share information)
Basic income (loss) per share computation:
Net income (loss)	$1,240	$(30)	$(1,128)	$(82)
Less: Dividends on preferred stock	(456)	—	(1,176)	—
Accretion of beneficial conversion feature	—	—	(17,762)	—
Income (loss) applicable to common shareholders	784	(30)	(20,066)	(82)
Basic common shares outstanding	91,858,319	4,283,061	66,559,664	4,283,061
Basic income (loss) per share	$0.01	$(0.01)	$(0.30)	$(0.02)
Diluted income (loss) per share computation:
Net income (loss)	$1,240	$(30)	$(1,128)	$(82)
Less: Dividends on preferred stock	(456)	—	(1,176)	—
Accretion of beneficial conversion feature	—	—	(17,762)	—
Income (loss) applicable to common shareholders	784	(30)	(20,066)	(82)
Basic common shares outstanding	91,858,319	4,283,061	66,559,664	4,283,061
Incremental shares for assumed exercise of warrants and stock options	1,073,855	—	—	—
Diluted common shares outstanding	92,932,174	4,283,061	66,559,664	4,283,061
Diluted income (loss) per share	$0.01	$(0.01)	$(0.30)	$(0.02)

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

The aggregate consideration paid for the acquisition was as follows (in thousands):

Fair value of common stock issued	$3,835
Fair value of preferred stock issued	22,825
Repayment of seller debt	25,121
Note payable	3,500
Cash	53,125
Transaction costs	5,788
$114,194

The following table summarizes the amounts allocated to the acquired assets and assumed liabilities based on a valuation prepared by an independent appraisal firm. These amounts have been adjusted to reflect the Company’s 85% ownership interest. The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition and technological changes.

(in thousands)
Current assets	$12,848
Property and equipment	26,558
Goodwill	14,444
Intangible assets	76,840
Other assets	9,680
Assets acquired	140,370
Current liabilities	10,591
Deferred tax liabilities	9,766
Other liabilities	5,819
Liabilities assumed	26,176
Net assets acquired	$114,194

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The purchase price for the Presley Business was determined based on management’s assessment of the financial prospects of the existing business as well as increased value the Company believes can be derived from pursuing opportunities to generate additional cash flows. The Company has better access to the public capital markets than the prior owner which it believes will enable it to implement such opportunities. In addition, the existing senior management team at the Presley Business has significant knowledge and contacts within the media and entertainment industries. The value reflected in these elements of the purchase price do not meet the definition of an intangible asset under FAS 141 and is therefore reflected in goodwill. The amounts, in thousands, allocated to intangible assets were attributed to the following categories and related useful lives:

Record, music publishing, film and video rights	$28,900	15 years
Relationships with licensees	2,550	10 years
Rights to use Presley name	5,525	10 years
Graceland memorabilia rights	3,740	40 years
Trademarks, publicity rights and other intellectual property	36,125	Indefinite

The trademarks, including rights to the name, image and likeness of Elvis Presley, have indefinite lives and, accordingly, no amortization expense has been recorded in the accompanying condensed consolidated financial statements.

The Company also acquired a 90-year lease on Graceland in the Presley acquisition that has been valued at $4.8 million.

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

19 Entertainment

On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment Limited (the “19 Entertainment Acquisition”), a United Kingdom-based company that is a creator, producer and promoter of entertainment properties, including the IDOLS television show format. Consideration for the acquisition consisted of £64.5 million (US $124.4 million based on the exchange rate at the date of acquisition) in cash and 1,870,558 unregistered shares of common stock, each paid at closing, with an additional £19.2 million (US $36.9 million based on the exchange rate at the date of acquisition; US $33.8 million based on the exchange rate at September 30, 2005)  to be paid on the earlier of (i) thirty days following delivery of the audited results for the acquired company’s fiscal year ended June 30, 2005, and (ii) December 30, 2005. In accordance with the terms of the purchase agreement, at the request of the seller, we will pay the deferred consideration in cash. The shares of common stock issued in the 19 Entertainment Acquisition were valued at $16.83 per share (which represents the average of the Company’s closing stock prices for the two days prior to and the day of the 19 Entertainment Acquisition). The stock prices subsequent to the consummation of the transaction were excluded from the average price in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

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

The aggregate consideration paid for the acquisition was as follows (in thousands):

Fair value of common stock issued	$3,339
Fair value of redeemable restricted common stock, including put and call agreement	23,002
Deferred purchase consideration	36,900
Cash	124,367
Transaction costs	3,847
$191,455

The following table summarizes the estimated fair values of the assets acquired and assumed liabilities based on a preliminary valuation prepared by an independent appraisal firm. Accordingly, the purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-KSB for the year ending December 31, 2005. The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows for each income stream, specifically: the future economic outlook for the industry, risks involved in the business, and the impact of competition and technological changes.

(in thousands)
Current assets	$26,838
Property and equipment	2,021
Goodwill	110,852
Intangible assets	88,939
Other assets	2,953
Assets acquired	231,603
Current liabilities	8,352
Deferred tax liabilities	27,210
Other liabilities	4,586
Liabilities assumed	40,148
Net assets acquired	$191,455

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The purchase price for 19 Entertainment was determined based on management’s assessment of the financial prospects of the existing business as well as the increased value the Company believes can be derived from the development of new assets by the creative team at 19 Entertainment. These individuals have a track record of generating new and profitable creative ideas and we believe providing them with better access to capital as well as a broader asset base upon which to create new projects will enhance the value of 19 Entertainment and the Company’s other assets. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under FAS 141 and is therefore reflected in goodwill. The amounts, in thousands, allocated to intangible assets were attributed to the following categories and related useful lives:

Television programming	$75,586	7 years
Artist management, recording, merchandising and sponsorship contracts	13,353	5 years

At this time management is unable to determine whether the amounts allocated to the above intangible assets will change when the Company finalizes its valuation and if changes are made, the amount of such changes. A $1.0 million fluctuation in fair value amounts allocated to the identified definite lived intangible assets would cause the following increases or decreases to annual amortization expense (in thousands): television programming—$143; and artist management, recording, merchandising and sponsorship contracts—$200.

The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

MBST

On August 9, 2005, the Company acquired Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration of $1.0 million in cash and 700,000 restricted shares of common stock. The shares of common stock issued in the MBST acquisition were valued at $13.74 per share (which represents the average of the Company’s closing stock prices for the two days prior to, the day of and two days after the terms of the MBST acquisition were agreed upon and announced). The purchase price is subject to a working capital adjustment, of which $1.1 million has already been paid to the sellers, representing 75% of the preliminary working capital adjustment; the final adjustment will be completed in 2006. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing; the receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The Company has entered into long-term employment relationships with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Fair value of common stock issued	$9,618
Cash	2,101
Transaction costs	559
$12,278

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 9, 2005. The estimated fair values are based on a preliminary valuation performed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The significant assumptions used in the valuation included the duration, growth rates and amounts of future cash flows for each income stream.

(in thousands)
Current assets	$1,016
Property and equipment	59
Goodwill	8,839
Intangible assets	4,501
Other assets	92
Assets acquired	14,507
Current liabilities	390
Deferred tax liabilities	1,839
Liabilities assumed	2,229
Net assets acquired	$12,278

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The purchase price for MBST was determined based on management’s assessment of the financial prospects of the existing business as well as the increased value the Company believes can be derived from pursuing opportunities to generate additional cash flows. The value reflected in these elements of the purchase price does not meet the definition of an intangible asset under FAS 141 and is therefore reflected in goodwill. The preliminary amounts, in thousands, allocated to intangible assets were attributed to the following categories and related useful lives:

Artist contracts	$3,013	6 years
MBST and client profit participations	1,249	10 years
Consulting arrangement	239	5 years

At this time management is unable to determine whether the amounts allocated to the above intangible assets will change when the Company finalizes its valuation and if changes are made, the amount of such changes. A $1.0 million fluctuation in fair value amounts allocated to the identified definite lived intangible assets would cause the following increases or decreases to annual amortization expense (in thousands): artist contracts—$167; MBST and client profit participations—$100; consulting arrangement—$200.

The results of operations of MBST are included in the results of the Company since the dates of acquisition.

Pro Forma Information

The following table summarizes unaudited pro forma financial information assuming the acquisitions of the Presley Business, 19 Entertainment and MBST and the related financing transactions had occurred on January 1, 2004 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per share information)
Revenue	$131,054	$107,252
Net loss available to common stockholders	(16,700)	(4,141)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.06)

The results for each period presented reflect the actual borrowing costs of the Company for the nine months ended September 30, 2005.

Note that the amounts for the nine months ended September 30, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005 as the exercises were a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $10.4 million after tax, or $(0.16) per share.

7. Intangible Assets and Goodwill

Intangible assets which have finite lives are being amortized on a straight-line basis over periods from 5 to 15 years. Amortization expense for the three and nine months ended September 30, 2005 was $3.9 million and $8.8 million, respectively. The projected annual amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $12.8 million for the year ending December 31, 2005 and approximately $16.0 million for each of the following four years ending December 31.

Intangible assets as of September 30, 2005 consist of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(1,036)	$—	$27,864
Other Presley intangible assets	11,815	(1,361)	—	10,454
19 Entertainment television programming	75,586	(4,070)	(4,120)	67,396
19 Entertainment artist management, recording, merchandising, and sponsorship contracts	13,353	(2,253)	(1,748)	9,352
MBST	4,501	(112)	—	4,389
	$134,155	$(8,832)	$(5,868)	$119,455
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$36,125			$36,125

	Balance at January 1, 2005	Goodwill Acquired During 2005	Foreign Currency Translation Adjustments	Balance at September 30, 2005
Goodwill:
Presley Business:
Royalties and Licensing	$—	$3,065	$—	$3,065
Graceland Operations	—	11,379	—	11,379
19 Entertainment	—	110,852	(9,482)	101,370
MBST	—	8,839	—	8,839
Total	$—	$134,135	$(9,482)	$124,653

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

In June 2005, the Company expensed $1.9 million of unamortized deferred loan costs upon repayment of the short term senior loans.

The average interest rate on the Presley loan and the 19 Entertainment loan was 6.91% and 7.07%, respectively, for the periods outstanding in 2005.

At September 30, 2005, the Company had total indebtedness of $3.5 million. This debt represents the amount outstanding under a subordinated promissory note issued to Priscilla Presley in connection with the acquisition of all commercial rights held by Ms. Presley to use the name “Presley” in connection with the use and exploitation of the assets acquired in the Presley Acquisition as well as all of Ms. Presley’s rights, if any, to the name “Graceland.” The note bears interest at the rate of 5.385% percent per annum. The principal and interest under the note are payable in seven consecutive equal annual installments of principal and interest of $550,000 each, due and payable on the first through the seventh anniversaries of the date of the note, with an eighth and final installment of principal and interest in the amount of $549,858, due and payable on the eighth anniversary of the date of the note.

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

In August 2005, 5,334 shares of common stock were issued to the Company’s independent directors. These shares represent the portion of the directors’ compensation for the six months ended June 30, 2005 that is payable in common stock. The shares have been valued at $13.68, the closing stock price on the date issued. The total value of these shares has been expensed as non-cash compensation.

At September 30, 2005, the Company had outstanding warrants to purchase 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

10. Stock Plan Awards

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 3,608,666 at September 30, 2005.

Restricted Stock Grants

On February 8, 2005, the Company granted 42,000 shares of restricted common stock to the Company’s independent directors. The restricted shares vest ratably on each of the first three anniversaries of the date of grant. The shares were valued at $14.40, the closing stock price on the date of grant. The total value of these shares is being expensed ratably over the three-year vesting period.

In June 2005, 75,000 shares of restricted common stock were granted to two independent directors. These grants were in consideration for services provided in connection with the Company’s public offering of common stock that went beyond the normal requirements of serving as a director or on a committee of the board of directors as well as for the commitment of each of the individuals to continue to serve as chairmen of board committees and serve on the board of directors for a five year period. The total of the award, based on the offering price of $11.00 per share, was $0.8 million. $0.2 million was charged to non-cash compensation expense in the three months ended June 30, 2005, representing the additional commitment to the stock offering. The remaining $0.6 million is being recognized ratably over the remaining five-year requisite service period.

The Company issued 7,500 restricted shares to employees in the three months ended September 30, 2005, subject to various vesting requirements. These shares were valued at the dates of grant and will be charged to non-cash compensation expense ratably over the vesting periods, which do not exceed three years.

Stock Option Grants

The Company granted 261,500 stock options to employees and consultants on July 19, 2005. The options expire 10 years from the date of grant. All options were granted at current market price on the date of grant, which was $12.20. The options vest 30% on the third anniversary from the date of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. None of the outstanding options were exercisable at September 30, 2005.

The fair value of the options granted was $4.84. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	4.0%
Volatility	38.0%
Expected life	5.0 years
Dividend yield	0.0%

Non-cash compensation expense for stock option grants is being recognized ratably over the five year vesting period, assuming 90% of the options will ultimately vest.

Non-cash compensation expense for stock plan awards for the three and nine months ended September 30, 2005 was $0.2 million and $0.5 million, respectively.

11. Income Taxes

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

For the three months ended September 30, 2005, the Company recorded federal income tax expense of $2.3 million, state income tax expense of $0.8 million and foreign income tax expense of $2.2 million.

For the nine months ended September 30, 2005, the Company recorded federal income tax expense of $0.1 million, state income tax expense of $1.3 million and foreign income tax expense of $2.2 million.

12. Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and MBST. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Corporate and other	Total
	(amounts in thousands)
Three months ended September 30, 2005
Revenue	$2,837	$10,465	$45,793	$685	$—	$59,780
Operating income (loss)	$550	$2,364	$5,441	$(139)	$(3,343)	$4,873
Three months ended September 30, 2004
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(25)	$(25)
Three months ended September 30, 2004
(Predecessor):
Revenue	$3,206	$9,479	$—	$—	$—	$12,685
Operating income (loss)	$2,447	$1,086	$—	$—	$—	$3,533
Nine months ended September 30, 2005
Revenue	$15,567	$22,405	$64,512	$685	$—	$103,169
Operating income (loss)	$4,382	$3,964	$7,724	$(139)	$(10,549)	$5,382
Nine months ended September 30, 2004
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(68)	$(68)
Period January 1, 2005 to February 7, 2005
(Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462
Nine months ended September 30, 2004
(Predecessor):
Revenue	$9,110	$22,610	$—	$—	$—	$31,720
Operating income (loss)	$6,150	$1,169	$—	$—	$—	$7,319
Segment assets at September 30, 2005	$68,364	$73,513	$234,774	$14,455	$84,283	$475,389

13. Related Party Transactions

Included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005 are $2.2 million of costs related to the transition of the Company from an entity with no operations. These costs include $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which, pursuant to certain agreements, were reimbursed by CKX upon closing of the

RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses.

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

14. Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2005 (in thousands):

Common stock issued for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Common stock issued for the acquisition of MBST	9,618

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-QSB (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant, included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, and of the Presley Business, included in the Company’s Current Report on Form 8-K/A filed on February 11, 2005, of 19 Entertainment Limited, included in the Company’s Current Report on Form 8-K/A filed on May 27, 2005 and of MBST, included in the Company’s Current Report on Form 8-K/A filed on October 25, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

We are engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, and 30 local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment Limited. On August 9, 2005 we acquired 100% of the outstanding capital stock of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”).

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

As a result of these acquisitions, we have made changes to the historical capital and financial structure of the Company, which is noted below under “Liquidity and Capital Resources.”

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

The IDOLS television shows, which have aired in over 100 countries, are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and SonyBMG Music Entertainment have the right, but not the obligation, to require the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network. Our revenue is also dependent upon the continued success and productivity of our other recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In our recently completed fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming compared to 42.5 hours of programming during the same period of 2004. This net decline of 4 hours which occurred in the second quarter reduced revenue and operating income before depreciation and amortization (OIBDA) derived from this program in the second fiscal quarter of 2005 compared to 2004.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first half of the calendar year, which corresponds to the dates our American Idol series airs on the Fox television network in the United States. 19 Entertainment’s revenues reflect its contractual share of the Idol television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned directly by our production and distribtution partner, FremantleMedia Limited. In 2005, 19 Entertainment will generate additional revenue during the second half of the year, reflecting revenue from its new television show So You Think You Can Dance, which aired in the third quarter on Fox. A significant portion of our revenue from the American Idol television show is paid to us in the second half of the calendar year.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new television projects and investments made in trying to establish successful recording careers for artists who have appeared as finalists on the IDOLS television series.

MBST

MBST is a full service management company with a roster of more than 35 clients, representing an array of Oscar, Tony, Emmy and Grammy winning artists including Robin Williams, Billy Crystal and Woody Allen. MBST also has an advisory relationship with Apple Corps, the holding corporation for the Beatles. In addition to its management activities, MBST has produced motion pictures.

MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ revenue, from consulting fees paid by advisory clients and from participations in films it has produced.

Our significant costs to operate MBST include salaries, rent and general overhead costs. Most of these costs do not vary significantly with our revenue.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP because OIBDA is not a GAAP equivalent measurement.

We have reconciled OIBDA to operating income in the following consolidated operating results tables for the three and nine months ended September 30, 2005.

Consolidated Operating Results—Three Months Ended September 30, 2005

Compared to Predecessor Three Months Ended September 30, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result, the Presley Business is considered the Predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. Management believes this provides the most meaningful analysis of the Company’s results for the three months ended September 30, 2005.

	CKX Three Months Ended September 30, 2005	Predecessor Presley Three Months Ended September 30, 2004	Variance
	(amounts in thousands)
Revenue	$59,780	$12,685	$47,095
Operating expenses	54,907	9,152	45,755
Operating income	4,873	3,533	1,340
Interest income (expense), net	659	(237)	896
Equity in earnings of affiliates	298	—	298
Other income	1,037	—	1,037
Income before income taxes	6,867	3,296	3,571
Income tax expense	5,315	464	4,851
Income before minority interest	1,552	2,832	(1,280)
Minority interest	312	—	312
Net income	$1,240	$2,832	$(1,592)
Operating income	$4,873	$3,533	$1,340
Depreciation and amortization	4,401	304	4,097
OIBDA	$9,274	$3,837	$5,437

The CKX financial statements for the three months ended September 30, 2005 are prepared on a different basis of accounting than the Predecessor financial statements for the three months ended September 30, 2004. The CKX results include the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business, 19 Entertainment and MBST. This added approximately $3.9 million to operating expenses.

Revenue

Revenue for the three months ended September 30, 2005 was $59.8 million as compared to $12.7 million for the Predecessor for the three months ended September 30, 2004. The increase of $47.1 million is attributable to $45.8 million of revenue for 19 Entertainment and $0.7 million of revenue for MBST. The revenue for the Presley Business increased $0.6 million compared to the prior period.

Operating Expenses

Operating expenses were $54.9 million for the three months ended September 30, 2005 as compared to $9.2 million for the Predecessor for the three months ended September 30, 2004, an increase of $45.7 million. Of this increase, $40.4 million represents the operating expenses of 19 Entertainment, $0.8 million for MBST, $1.2 million represents increased operating expenses for the Presley Business and $3.3 million of the increase represents corporate overhead costs. Acquisition-related amortization and depreciation expense accounted for $3.9 million of the increased operating expenses. Operating expenses include $0.2 million of non-cash compensation expense.

Operating Income

Operating income increased $1.3 million to $4.9 million due to the operating income generated by 19 Entertainment partially offset by corporate expenses and acquisition-related amortization and depreciation expense.

OIBDA

Combined OIBDA increased $5.4 million to $9.3 million for the three months ended September 30, 2005 due primarily to OIBDA of $8.6 million attributable to 19 Entertainment for the period since the date of its acquisition which was partially offset by corporate overhead costs.

Interest Expense, net

The Company had net interest income of $0.7 million for the three months ended September 30, 2005 due to the invested proceeds from the Company’s public offering of common stock at the end of the second quarter, compared to interest expense of $0.2 million for the predecessor company.

Equity in Earnings of Affiliates

The Company recorded $0.3 million of earnings in unconsolidated affiliates for the three months ended September 30, 2005.

Other Income

Other income of $1.0 million relates primarily to foreign exchange gains.

Income Taxes

For the three months ended September 30, 2005, the Company recorded income tax expense of $5.3 million, reflecting federal income tax expense of $2.3 million, state income taxes of $0.8 million and foreign income tax expense of $2.2 million. The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate.

Minority Interest

The minority interest expense of $0.3 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income

The Company had net income of $1.2 million in 2005 compared to net income for the Predecessor of $2.8 million for the same period in 2004.

Presley Business

Revenue for the Presley Business for the three months ended September 30, 2005 was $13.3 million, an increase of $0.6 million over the three months ended September 30, 2004. Royalty and licensing revenue was $2.8 million, a decrease of $0.4 million, or 13%, due to timing of royalties reported on merchandise licensing. Tour and exhibit revenue was $3.9 million, an increase of $0.7 million, or 22%. This increase resulted from higher per visitor spending due to an increase in full package tour purchases and other revenue enhancement programs. Attendance for the quarter was down 8% from 196,000 to 181,000 mostly due to lower attendance in September 2005 believed to be related to the affects of Hurricane Katrina and higher gas prices. Revenue from Graceland’s retail operations was $4.6 million, an increase of $0.2 million, or 5%, due to revenue received from Elvis the Concert merchandise sales of $0.5 million. In addition in July 2005, the mail order retail business was moved to a new vendor and the Company now bears the business risk for sales and related expenses. Accordingly, $0.2 million of mail order revenue is included in 2005 compared to the prior year quarter when the Company received a commission for sales from its mail order vendor.  Hotel room revenue was $1.1 million, an increase of $0.1 million, or 10%, due to the average occupancy rate increasing to 95% from 92% and higher room rates.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $9.3 million compared to $9.2 million in the prior period, an increase of $0.1 million.

19 Entertainment

Revenue for 19 Entertainment was $45.8 million for the three months ended September 30, 2005. Film and television revenue was $23.6 million, of which $21.6 million relates to the broadcast of So You Think You Can Dance, a new series that was broadcast on the Fox network in the United States. Touring revenue was $10.0 million, reflecting the American Idol 4 tour in the United States. Sponsorship and Merchandising revenue was $7.4 million, most of which relates to the IDOLS format. Music revenue was $4.3 million reflecting royalties primarily on albums of IDOLS winners. Revenue from artist management was $0.5 million.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $37.2 million. Cost of sales, which represents costs directly associated with television production and other ventures including royalties to artists, was $31.2 million, which includes $19.9 million related to So You Think You Can Dance. Selling, general and administrative expenses were $6.0 million.

MBST

MBST contributed $0.7 million in revenue since the date of acquisition on August 9, 2005. Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $0.7 million.

Combined Operating Results Nine Months Ended September 30, 2005

Compared to Predecessor Nine Months Ended September 30, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the nine months ended September 30, 2005 with that of the Predecessor for the period January 1, 2005 to February 7, 2005 and compared that to the results of the Predecessor for the nine months ended September 30, 2004. Management believes that this provides the most meaningful analysis of the Company’s results for the nine months ended September 30, 2005.

	CKX Nine Months Ended September 30, 2005	Predecessor Presley January 1, 2005 To February 7, 2005	Combined Total	Predecessor Presley Nine Months Ended September 30, 2004	Variance
	(amounts in thousands)
Revenue	$103,169	$3,442	$106,611	$31,720	$74,891
Operating expenses	97,787	2,980	100,767	24,401	76,366
Operating income	5,382	462	5,844	7,319	(1,475)
Interest (expense), net	(3,490)	(115)	(3,605)	(916)	(2,689)
Write-off of unamortized deferred loan costs	(1,894)	—	(1,894)	—	(1,894)
Equity in earnings of affiliates	659	—	659	—	659
Other income	2,844	—	2,844	8	2,836
Income before income taxes	3,501	347	3,848	6,411	(2,563)
Income tax expense	3,605	152	3,757	562	3,195
Income (loss) before minority interest	(104)	195	91	5,849	(5,758)
Minority interest	1,024	—	1,024	—	1,024
Net income (loss)	$(1,128)	$195	$(933)	$5,849	$(6,782)
Operating income	$5,382	$462	$5,844	$7,319	$(1,475)
Depreciation and amortization	10,079	126	10,205	898	9,307
OIBDA	$15,461	$588	$16,049	$8,217	$7,832

The combined total column has been prepared on a different basis of accounting than for the Predecessor for the period ended September 30, 2004. The combined total includes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business, 19 Entertainment and MBST. This added approximately $8.8 million to operating expenses. In addition, the combined total includes interest expense related to the Presley and 19 Entertainment short term senior credit facilities and the Priscilla Presley Note of $4.1 million.

Revenue

On a combined basis, revenue was $106.6 million for the combined total period as compared to $31.7 million for the Predecessor for the nine months ended September 30, 2004. The increase of $74.9 million is primarily attributable to $64.5 million of revenue at 19 Entertainment for the period since its acquisition. $9.7 million was attributable to the Presley Business with $5.7 million due to the release of the documentary, “Elvis by the Presleys,” and $3.6 million was due to higher licensing and royalty fees and revenue from Graceland operations. MBST contributed $0.7 million in revenue since its date of acquisition.

Operating Expenses

Combined operating expenses for the nine months ended September 30, 2005 increased by $76.3 million over the prior period. Of this increase, $56.8 million reflects the operating expenses of 19 Entertainment since its acquisition. Presley operating costs increased $8.2 million, primarily due to the production costs for “Elvis by the Presleys”. MBST had operating costs of $0.8 million. Corporate overhead costs account for $8.3 million of the increase and $2.2 million represents costs related to the transition of the Company including the RFX Investment and the Presley Acquisition. Included in the $2.2 million of other costs are $1.1 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which were reimbursed by the Company upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses. Acquisition-related amortization and depreciation expense accounts for $8.8 million of the increased operating expenses. Operating expenses include $0.6 million of non-cash compensation expense.

Operating Income

Combined operating income declined $1.5 million to $5.8 million due to operating income generated by 19 Entertainment and higher operating income at the Presley Business, offset by corporate expenses and acquisition-related amortization and depreciation expenses.

OIBDA

Combined OIBDA increased $7.8 million to $16.1 million for the nine months ended September 30, 2005 as higher OIBDA at the Presley Business and OIBDA attributable to 19 Entertainment of $14.3 million for the period since the date of its acquisition were partially offset by corporate overhead costs and costs related to the change in control and change in operating business of the Company described above.

Interest Expense

Interest expense increased by $2.7 million due to the interest costs associated with borrowings incurred to acquire the Presley Business and 19 Entertainment.

Deferred Loan Cost Write-Off

Unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley and 19 Entertainment acquisitions were re-paid on June 27, 2005 from the proceeds of the Company’s public offering of common stock.

Equity in Earnings of Affiliates

The Company recorded $0.7 million of earnings in unconsolidated affiliates for the nine months ended September 30, 2005.

Other Income

Other income of $2.8 million relates primarily to foreign exchange gains.

Income Tax

For the nine months ended September 30, 2005, the Company recorded income tax expense of $3.6 million, reflecting federal income taxes of $0.1 million, state income taxes of $1.3 million and foreign income taxes of $2.2 million. The provision reflects a foreign provision on U.K. income associated with 19 Entertainment and the effect of certain changes in estimates associated with acquisitions. The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate.

Minority Interest

The minority interest expense of $1.0 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income (Loss)

The combined net loss was $0.9 million in 2005 compared to net income for the Predecessor of $5.8 million for the same period in 2004.

Presley Business

Revenue for the Presley Business was $41.5 million for the nine months ended September 30, 2005, an increase of $9.7 million, or 31%. Licensing and royalty revenue was $17.3 million, an increase of $8.2 million, or 89%. $5.7 million of this increase was due to the production of “Elvis by the Presleys.” The remaining increase represents royalties from the release of digitally enhanced videos and DVDs of Aloha and 68 Special, license fees for the CBS miniseries on Elvis Presley that also aired on the CBS television network in May 2005, and new licensing activities, including a license agreement with Sirius satellite radio for an exclusively Elvis radio channel. Tour and exhibit revenue was $9.4 million, an increase of $0.6 million, or 7%. This increase resulted from higher per-visitor spending due to revenue enhancement programs offset slightly by a 2% decrease in mansion attendance from 458,000 to 449,000. Revenue from Graceland’s retail operations was $9.8 million, an increase of $0.6 million, or 7%, due to the Elvis the Concert merchandise sales of $0.5 million offset slightly by a $0.1 million decline resulting from a change in the mail order retail business. On April 1, 2004, the operation of that portion of the business was outsourced and the Company began to receive a commission based on net sales versus recording sales and cost of sales. In July 2005, this operation was moved to a new vendor and the Company again bears the business risk for sales and related expenses. The financial statements include four months of such revenue in 2004 and two months in 2005. Hotel room revenue was $2.7 million, an increase of $0.1 million or 4% as the average occupancy rate was flat at 83% due to renovations in 2005 offset by higher yield per room due to rate increases implemented in the second quarter.

Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $30.1 million compared to $24.4 million in the prior period, an increase of $5.6 million, or 23%, due primarily to production costs and other expenses for “Elvis by the Presleys”.

19 Entertainment

Revenue for 19 Entertainment was $64.5 million for the period from the date of acquisition, March 17, 2005, through September 30, 2005. Film and television revenue is largely derived from the IDOLS franchise as well as the broadcast of So You Think You Can Dance and represents contractual payments for each broadcast, ratings-based bonuses and a share of American Idol program sponsorship fees and several small projects. Film and television revenue was $30.3 million, $21.6 million for So You Think You Can Dance, $4.5 million of which related to the broadcast of American Idol 4 with the remaining revenue related primarily to IDOLS overseas fees. Touring revenue was $10.0 million, largely from the American Idol 4 tour in the United States. Sponsorship and Merchandising revenue was $14.4 million. Music revenue was $8.5 million and management revenue was $1.3 million.

Operating expenses, excluding acquisition-related depreciation and amortization expense, were $50.8 million. Cost of sales, which represents costs directly associated with IDOL and other ventures including royalties to artists, was $37.1 million. Selling, general and administrative expenses were $13.1 million.

MBST

MBST contributed $0.7 million in revenue since the date of acquisition on August 10, 2005. Operating expenses, excluding acquisition-related depreciation and amortization expenses, were $0.7 million.

Liquidity and Capital Resources

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share, which yielded $233.0 million in net proceeds, after underwriting discounts and commissions and offering expenses. The Company repaid $148.4 million of its previous loans payable with a portion of the proceeds from the offering. The Company intends to use $33.8 million of the proceeds to pay the deferred purchase consideration for the acquisition of 19 Entertainment to the sellers later this year. The remaining proceeds will be used to provide additional long-term capital to support the growth of the Company’s business, which may include select acquisitions of or investments in entertainment properties and businesses.

As a result of the investment by RFX Acquisition LLC, our acquisition of an 85% interest in the Presley Business and our acquisition of 19 Entertainment, we have made changes to our historical capital and financial structure. The following highlights the most significant changes:

Acquisition by RFX Acquisition LLC—On February 7, 2005, RFX Acquisition LLC contributed $3,046,407 in cash to the Company in exchange for 30,464,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share. Simultaneously with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including our Chief Executive Officer, Mr. Sillerman, and certain members of the Company’s senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of senior management, exercised an aggregate of five million of the $1.00 warrants for aggregate consideration to the Company of $5,000,000.

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

The Presley Contribution and Exchange Agreement—We acquired our 85% interest in the Presley Business on February 7, 2005, pursuant to a Contribution and Exchange Agreement dated December 15, 2004 and amended on February 7, 2005 by and among the Company, The Promenade Trust and RFX Acquisition LLC. At the closing of the acquisition of the Presley Business, The Promenade Trust contributed to the Company 85% of the outstanding equity interests of Elvis Presley Enterprises, Inc. and 85% of the outstanding membership interests of Elvis Presley Enterprises, LLC. In exchange, The Promenade Trust received from us, $50,125,000 in cash, 1,491,817 shares of Series B Convertible Preferred Stock and one share of Series C Convertible Preferred Stock valued at $22,825,000, and 500,000 shares of common stock valued at $7.67 per share (which represents the three day average of the closing sales price of our common stock following the public announcement of the acquisition of the Presley Business). In addition, at closing, we repaid $25,121,000 of outstanding indebtedness of the Presley Business. The Promenade Trust currently owns 15% of the outstanding equity interest in Elvis Presley Enterprises, Inc. and 15% of the outstanding membership interests of Elvis Presley Enterprises, LLC.

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

Series A Convertible Redeemable Preferred Stock—On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Accordingly, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, we recorded a non-cash dividend of $17.8 million in our financial statements for the three months ended March 31, 2005.

The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

At issuance, each share of Series A Convertible Redeemable Preferred Stock had a stated value of $20.00 per share and was convertible into common stock at a conversion price as more fully described below. Holders of the Series A Convertible Redeemable Preferred Stock were not entitled to any dividends beyond participating on an as converted basis in dividends declared with respect to the common stock. The shares of Series A Convertible Redeemable Preferred Stock were convertible into common stock at any time at the option of the holder. The shares of Series A Convertible Redeemable Preferred Stock were to become convertible at the Company’s option if, at any time following the third anniversary of issuance, the average closing price of the common stock over a thirty day trading period equaled or exceeded $15.00. In addition, if at any time after issuance (i) the total market capitalization of the outstanding shares of common stock equaled or exceeded $500 million, and (ii) the average closing price of the common stock over a period of thirty consecutive trading days equaled or exceeded $15.00, the Company would have had the right to convert such number of shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of up to 25% of the market value of all publicly traded common stock (excluding shares held by affiliates of the Company). However, we could not force conversion of any shares of Series A Convertible Redeemable Preferred Stock during the period when the shares of common stock to be issued upon conversion of the Series A Convertible Redeemable Preferred Stock were locked up pursuant to a lock up agreement between the Company and the holder.

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

19 Entertainment Share Purchase Agreement—We acquired 19 Entertainment pursuant to a Share Purchase Agreement dated March 17, 2005, by and among the Company, our wholly owned subsidiary, CKX UK Holdings Limited, 19 Entertainment, Mr. Fuller and the other shareholders of 19 Entertainment, for total consideration consisting of £64.5 million (U.S. $124.4 million) in cash and 1,870,558 unregistered shares of our common stock valued at $16.83 per share (which represents the average of the Company’s closing stock prices for the two days prior to and the day of the acquisition), each paid at closing, and an additional £19.2 million (U.S. $36.9 million, based on the exchange rate at closing of the acquisition; U.S.$33.8 million based on the exchange rate at September 30, 2005) to be paid on the earlier of (i) thirty days following delivery of the audited financial statements of 19 Entertainment for its fiscal year ending June 30, 2005, and (ii) December 30, 2005. In accordance with the terms of the purchase agreement, at the request of the seller, we will pay the deferred consideration in cash. Mr. Fuller and his nominee company have the right, during a short period following the six-year anniversary of our acquisition of 19 Entertainment, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share.

Pursuant to Mr. Fuller’s new employment agreement, he will continue to serve as Chief Executive Officer of 19 Entertainment. The employment agreement is for a term of six years, and provides for the base salary, bonus, incentive compensation, and other benefits for Mr. Fuller. Mr. Fuller is expected to play a key role in planning and implementing our overall creative direction.

The Presley Short Term Senior Loan—A portion of the cash consideration for our acquisition of the Presley Business was obtained through a $39.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc. The borrower under the Presley short term senior loan was EPE Holding Corporation, our wholly owned subsidiary, which directly owns 100% of the Company’s interests in the Presley Business. The entire balance of the Presley short term senior loan was re-paid on June 27, 2005 with the proceeds of the Company’s public offering of common stock.

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

Revolving Credit Facility Commitment—On June 2, 2005, we obtained commitments from Bear Stearns Corporate Lending Inc., an affiliate of Bear, Stearns & Co. Inc., as administrative agent and as a lender, Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., Credit Suisse and The Bank of New York, as lenders, relating to a 364-day, $50.0 million revolving credit facility, which commitments were subject to consummation of a stock offering by the Company and repayment of all amounts outstanding under our short term senior loans, which occurred on June 27, 2005, as well as the conditions summarized below. Bear, Stearns & Co. Inc. will act as sole and exclusive advisor, lead arranger and bookrunner in respect of this revolving credit facility. As amended on September 22, 2005, the commitments of the lenders to provide the revolving credit facility will expire on the earlier of (i) June 27, 2006, and (ii) the date on which we consummate, or (if earlier) obtain a definitive commitment from a financial institution (whether or not such financial institution is one of the lenders committed under the revolving credit facility) for, a bank financing (A) in an aggregate principal amount equal to or greater than $50.0 million, and (B) with a term no shorter than that of the revolving credit facility.

Each lender’s commitments and agreements are subject to satisfaction of customary conditions and the negotiation, execution and delivery of definitive documentation with respect to the revolving credit facility satisfactory to such lender and its counsel. Additionally, each drawing under the revolving credit facility will be subject to the satisfaction of certain conditions set forth or referred to in the term sheet to the commitment letter, including the absence of any material adverse change in the business, assets, property, condition (financial or otherwise), results of operations or prospects of the Company and our subsidiaries, taken as a whole. We will not have control over the satisfaction of all of these conditions and requirements, and we cannot assure that we will be able to satisfy these conditions and requirements or that we will be able to borrow funds under the revolving credit facility at any particular time or at all.

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

The revolving credit facility will be guaranteed by each of our direct and indirect present and future subsidiaries other than Elvis Presley Enterprises, Inc., Elvis Presley Enterprises, LLC and any of their subsidiaries; provided, however, that any foreign subsidiary of the Company with respect to which a guarantee granted thereby would, in our good faith judgment, result in material adverse tax consequences to the Company, shall not be required to be a guarantor. Obligations under the revolving credit facility will be secured by security interests in substantially all of the assets of the Company and the guarantors (subject to limitations on capital stock of foreign subsidiaries).

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

We have agreed to pay to the lenders an amount equal to 0.35% per annum of the aggregate commitments thereunder, payable in arrears on each one-month anniversary of September 27, 2005. Additionally, from and after the closing of the revolving credit facility, we have agreed to pay a commitment fee calculated at the rate per annum of 0.35% on the average daily unused portion of the revolving credit facility payable monthly in arrears.

Cash Flow for the Nine Months Ended September 30, 2005

Operating Activities

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2005, reflecting the net loss of $1.1 million, which includes depreciation and amortization expenses of $10.1 million, and declines in the working capital levels in the business related primarily to the seasonality of American Idol.

Investing Activities

Net cash used in investing activities was $291.5 million for the nine months ended September 30, 2005. Cash paid for acquisitions and related costs were $210.8 million. $80.0 million of proceeds from the public offering of common stock were invested in marketable securities. Capital expenditures were $0.7 million.

Financing Activities

Cash provided by financing activities was $304.7 million. The net proceeds from the public offering of common stock after underwriting discounts and commissions and other offering costs were $233.0 million. The Company received $43.8 million of net proceeds from the Huff investment and $30.0 million proceeds from warrant exercises. Acquisition-related borrowings of $148.0 million under the short-term credit facilities in 2005 were repaid on June 27, 2005.

Uses of Capital

At September 30, 2005, the Company had $3.5 million of debt outstanding under the Priscilla Presley note and $36.5 million in cash and cash equivalents and $80.0 million in marketable securities. The Company intends to use approximately $33.8 million to pay the deferred purchase consideration for the acquisition of 19 Entertainment later this year. The remaining cash and cash equivalents and marketable securities will be used to provide additional long-term capital to support the growth of the Company’s business, which may include acquisitions of or investments in entertainment properties and businesses.

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

Capital Expenditures

We presently anticipate that our capital expenditures for the remainder of 2005 will include ongoing improvements at the Presley Business and 19 Entertainment and we also expect to incur additional capital expenditures at the corporate level to implement new information technology and financial systems. We expect spending for the remainder of the year to be less than $0.5 million.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to the seller of 19 Entertainment and to the sellers of MBST, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to terminate the contract with good cause.

The scheduled maturities as of September 30, 2005 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements, guaranteed minimum distributions to The Promenade Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2006	2007	2008	2009	Thereafter		Total
	(in thousands)
Debt facilities	$—	$550	$550	$550	$550	$1,300		$3,500
Non-cancelable operating leases	650	2,740	2,426	2,426	2,461	6,653		17,356
Employment contracts	1,781	7,010	6,743	5,815	5,954	4,679		31,982
Guaranteed minimum distributions	300	1,200	1,200	1,200	1,200		(a)	5,100
19 Entertainment deferred consideration	33,846 (b)	—	—	—	—	—		33,846
19 Entertainment put right	—	—	—	—	—	22,079	(c)	22,079
MBST contingent consideration	— (d)	—	—	—	—		(d)	—
Total	$36,577	$11,500	$10,919	$9,991	$10,165	$34,711		$113,863

(a)           In addition to the amounts listed above, we are required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley Business.

(b)          We owe an additional $33.8 million of consideration for the acquisition of 19 Entertainment, to be paid in cash in the fourth quarter of 2005.

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

(d)  The purchase price for MBST is subject to a working capital adjustment. $1.1 million was paid to the sellers at Closing, which represented 75% of the preliminary working capital. The final adjustment will be completed in 2006. In addition, the sellers may receive up to an additional 150,000 restricted shares of common stock upon satisfaction of certain performance thresholds over the five year period following the closing.

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

Revenue Recognition

Merchandising/Name and Likeness Licensing Revenue:

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

Television and Film Revenue:

We recognize revenue for television and film productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in our financial statements as a component of deferred revenue.

Sponsorship Revenue:

We derive revenue from sponsorships associated with certain of our television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenue from a one-time event is recognized if: (i) pervasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (a) pervasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price is fixed or determinable; and (d) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

Management and Production Services Revenue:

The Company recognizes revenue from management and production services at the time the services are provided. Revenue from the clients’ participation and residuals are recognized at the time such amounts can be reasonably determined, which is generally upon receipt of a statement from a third party.

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

The capitalized cost of producing television and film programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This revision requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123R effective January 1, 2005. See footnote 10, Stock Plan Awards, for further discussion.

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

Off Balance Sheet Arrangements

As of September 30, 2005, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $3.5 million of total debt outstanding at September 30, 2005, none of which was variable rate debt. As such, we are not exposed to changes in interest rates.

Foreign Exchange Risk

As a result of our acquisition of 19 Entertainment, we have significant operations outside the United States, principally in the United Kingdom. Our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate. For example, assuming a hypothetical fluctuation of the exchange rate between the U.S. dollar and the U.K. pound sterling of 10%, the net impact to our net loss for the nine months ended September 30, 2005, reflecting 19 Entertainment from the date of acquisition of March 17, 2005, would have been approximately $0.1 million.

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

In addition, we have identified deficiencies in internal controls at 19 Entertainment and MBST, which we are addressing in a manner similar to those of the Presley Business. In connection with the review of the financial statements for the period ended March 31, 2005, Deloitte & Touche LLP issued a management letter that identified reportable conditions which existed prior to our acquiring control of 19 Entertainment.

We intend to make future acquisitions of privately owned businesses. We believe that it is likely that certain of these acquisitions may have material weaknesses or other deficiencies in internal controls. In the event that we make future acquisitions of companies with material weaknesses in internal controls, we intend to take corrective actions similar to those being implemented at the Presley Business, 19 Entertainment and MBST.

The Company’s Chief Executive Officer, Robert F.X. Sillerman, and the Company’s Chief Financial Officer, Thomas P. Benson, have evaluated the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13(a)—15(e) or 15(d)—15(e)). Based on this evaluation, Messrs. Sillerman and Benson have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the nine month period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over reporting.

Part II—Other Information

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

4.6	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.1

Agreement and Plan of Merger, dated as of July 22, 2005, by and among the Company, MBST Acquisition Corp. and Focus Acquisition Corp. and Lawrence Brezner, David Steinberg and Stephen Tenenbaum, The Lawrence Brezner Living Trust, The Steinberg/Thayer Living Trust, and The Tenenbaum Living Trust and Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc., Focus Enterprises, Inc. and StepTeco, Inc. (Filed herewith).

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

CKX, INC.
	BY:	/s/ ROBERT F.X. SILLERMAN
		Name:	Robert F.X. Sillerman
		Title:	Chief Executive Officer and Chairman of the Board
	BY:	/s/ THOMAS P. BENSON
		Name:	Thomas P. Benson
		Title:	Chief Financial Officer, Executive Vice President and Treasurer
DATE: November 14, 2005