Form 10QSB/A
period 2005-09-30
CKX, Inc.
filed 2006-03-14
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note:

This Form 10-QSB/A (the “Amendment”) is being filed to reflect a restatement to our previously filed Form 10-QSB (the “Original Filing”) for the quarterly period ended September 30, 2005, that was originally filed with the Securities and Exchange Commission on November 14, 2005. This Amendment is being filed to correct an accounting error in the reported income tax expense in the condensed consolidated financial statements in the Original Filing. Refer to Note 15 to the condensed consolidated financial statements in Item 1 of this Form 10-QSB/A for a discussion of the nature of the error and the impact of the error on the restated condensed consolidated financial statements. The decision to restate the condensed consolidated financial statements was previously announced in a press release that was filed with the Securities and Exchange Commission as part of a Current Report on Form 8-K of CKX, Inc. dated March 7, 2006.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1, 2 and 4 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. In addition, the Original Filing has been amended to contain currently-dated certifications of our Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of Form 10-QSB on November 14, 2005. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our Annual Report on Form 10-K for the year ended December 31, 2005 which is being filed concurrently with this Form 10-QSB/A.

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2005 (Restated), December 31, 2004 and December 31, 2004 (Predecessor)	2
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 (Restated) and 2004 and the three months ended September 30, 2004 (Predecessor)	3
	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 (Restated) and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the nine months ended September 30, 2004 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (Restated) and 2004, the period January 1, 2005 to February 7, 2005 (Predecessor) and the nine months ended September 30, 2004 (Predecessor)	5
	Condensed Consolidated Statement of Stockholders’ Equity (Restated) for the nine months ended September 30, 2005	6
	Notes to Condensed Consolidated Financial Statements (Restated)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	Controls and Procedures	51
Part II.	OTHER INFORMATION
Item 6	Exhibits	52

CKX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		Predecessor
	2005		Company(1)
	(As Restated,	December 31,	December 31,
	see Note 15)	2004	2004
	(unaudited)
	(in thousands, except share information)
ASSETS
Cash and cash equivalents	$36,529	$—	$201
Marketable securities	80,000	—	—
Receivables, net of allowance for doubtful accounts of $91 at September 30, 2005 and $70 at December 31, 2004 (Predecessor Company)	22,624	—	2,751
Inventories, net of allowance for obsolesence of $225 at September 30, 2005 and December 31, 2004 (Predecessor Company)	2,784	—	2,178
Prepaid expenses	1,695	—	764
Prepaid income taxes	8,447	—	—
Deferred tax asset	1,285	—	1,219
Total current assets	153,364	—	7,113
Property and equipment—net	27,799	—	21,158
Receivables	2,617	—	—
Other assets	13,251	—	7,480
Goodwill	124,653	—	—
Other intangible assets—net	155,580	—	—
Deferred tax assets	860	—	281
TOTAL ASSETS	$478,124	$—	$36,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,891	$269	$571
Accrued expenses	22,872	—	2,606
Purchase consideration payable	33,846	—	—
Current portion of long-term debt	362	—	10,508
Income taxes payable	1,223	—	328
Other current liabilities	1,051	—	—
Deferred tax liabilities	1,162	—	—
Deferred revenue	7,803	—	5,473
Total current liabilities	70,210	269	19,486
Long-term liabilities:
Long-term debt	3,138	—	13,074
Deferred revenue	1,839	—	2,055
Other long-term liabilities	3,998	—	—
Deferred tax liabilities	38,186	—	—
Total liabilities	117,371	269	34,615
Commitments and contingencies
Minority interest	3,905	—	—
Redeemable restricted common stock—1,672,170 shares outstanding at September 30, 2005	23,002	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	—	—
Series C—1 share outstanding	—	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,484,859 shares issued and outstanding at September 30, 2005 and authorized 100,000,000 shares, 4,283,061 shares issued and outstanding at December 31, 2004	905	6,115	—
Additional paid-in-capital	363,288	12,249	—
Deferred compensation	(1,181)	—	—
Net assets	—	—	1,417
Accumulated deficit	(36,824)	(18,633)	—
Accumulated other comprehensive loss	(15,167)	—	—
Total stockholders’ equity	333,846	(269)	1,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,124	$—	$36,032

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Predecessor
	September 30, 2005		Company(1)
	(As Restated,	Three Months Ended	Three Months Ended
	see Note 15)	September 30, 2004	September 30, 2004
	(in thousands, except per share and share information)
Revenue	$59,780	$—	$12,685
Operating expenses:
Cost of sales	33,725	—	2,391
Selling, general and administrative expenses	13,482	25	6,457
Corporate expenses	3,299	—	—
Depreciation and amortization	4,401	—	304
Total operating expenses	54,907	25	9,152
Operating income (loss)	4,873	(25)	3,533
Interest income (expense), net	659	(5)	(237)
Other income	1,037	—	—
Income (loss) before income taxes	6,569	(30)	3,296
Income tax expense	3,440	—	464
Income (loss) before equity in earnings of affiliates and minority interest	3,129	(30)	2,832
Equity in earnings of affiliates	298	—	—
Minority interest	(312)	—	—
Net income (loss)	3,115	(30)	2,832
Dividends on preferred stock	(456)	—	—
Net income (loss) available to common shareholders	$2,659	$(30)	$2,832
Income (loss) per share:
Basic income (loss) per common share	$0.03	$(0.01)
Diluted income (loss) per common share	$0.03	$(0.01)
Average number of common shares outstanding:
Basic	91,858,319	4,283,061
Diluted	92,932,174	4,283,061

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended		Predecessor	Predecessor
	September 30, 2005		Company(1)	Company(1)
	(As Restated,	Nine Months Ended	January 1 to	Nine Months Ended
	see Note 15)	September 30, 2004	February 7, 2005	September 30, 2004
	(in thousands, except share and per share information)
Revenue	$103,169	$—	$3,442	$31,720
Operating expenses:
Cost of sales	46,803	—	423	5,267
Selling, general and administrative expenses	30,400	68	2,431	18,236
Corporate expenses	8,330	—	—	—
Depreciation and amortization	10,079	—	126	898
Other costs	2,175	—	—	—
Total operating expenses	97,787	68	2,980	24,401
Operating income (loss)	5,382	(68)	462	7,319
Interest expense, net	(3,490)	(14)	(115)	(916)
Write-off of unamortized deferred loan costs	(1,894)	—	—	—
Other income	2,844	—	—	8
Income (loss) before income taxes	2,842	(82)	347	6,411
Income tax expense	1,730	—	152	562
Income (loss) before equity in earnings of affiliates and minority interest	1,112	(82)	195	5,849
Equity in earnings of affiliates	659	—	—	—
Minority interest	(1,024)	—	—	—
Net income (loss)	747	(82)	195	5,849
Dividends on preferred stock	(1,176)	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—
Net income (loss) available to common shareholders	$(18,191)	$(82)	$195	$5,849
Loss per share:
Basic and diluted loss per share	$(0.27)	$(0.02)
Average number of common shares outstanding:
Basic and diluted	66,559,664	4,283,061

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Predecessor Company(1)
	Nine Months Ended September 30, 2005 (As Restated, see Note 15)	Nine Months Ended September 30, 2004	January 1 to February 7, 2005	Nine Months Ended September 30, 2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$747	$(82)	$195	$5,849
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,079	—	126	898
Non-cash compensation	558	—	—	—
Minority interest	1,024	—	—	—
Changes in operating assets and liabilities:
Receivables	4,750	—	(566)	(910)
Inventory	(731)	—	124	1,142
Prepaid expenses	(8,929)	—	(576)	(772)
Other assets	2,171	—	—	—
Deferred income taxes	(112)	—	—	158
Accounts payable	197	—	854	138
Accrued expenses	11,718	—	194	473
Deferred revenue	703	—	1,410	1,957
Income taxes payable	744	—	152	497
Other	642	—	—	—
Net cash provided by (used in) operating activities	23,561	(82)	1,913	9,430
Cash flows used in investing activities:
Acquisition of Presley Business, net of cash acquired of $961	(82,873)	—	—	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	(125,431)	—	—	—
Acquisition of MBST, net of cash acquired of $12	(2,514)	—	—	—
Investment in marketable securities	(80,000)	—	—	—
Purchase of property and equipment	(669)	—	(2)	(322)
Net cash used in investing activities	(291,487)	—	(2)	(322)
Cash flows used in financing activities:
Initial issuance of common stock	3,058	—	—	—
Proceeds from public offering of common stock	253,000	—	—	—
Underwriting discount and other offering costs	(20,017)	—	—	—
Exercise of warrants	30,000	—	—	—
Proceeds from Huff Investment	43,819	—	—	—
Proceeds from credit facilities	148,000	—	—	1,250
Costs associated with Huff investment	—	—	—	—
and credit facility	(3,207)	—	—	—
Distributions to Presley minority interest	(874)
Principal payments on debt	(148,390)	—	(185)	(5,025)
Dividends paid on preferred stock	(720)	—	—	—
Increase in due to affiliates	—	82	—	—
Distributions to trust beneficiary	—	—	(23)	(5,406)
Net cash provided by (used in) financing activities	304,669	82	(208)	(9,181)
Effect of exchange rate changes on cash	(214)	—	—	—
Net increase in cash and equivalents	36,529	—	1,703	(73)
Cash and cash equivalents - beginning of period	—	—	201	287
Cash and cash equivalents - end of period	$36,529	$—	$1,904	$214
Supplemental Cash flow data(Also see note 13):
Cash paid during the period for:
Interest	$3,211	$—	$172	$799
Income taxes	508	—	125	58

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CKX, INC.
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Preferred Stock											Accumulated
									Additional			Other
	Series A		Series B		Series C		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total
Balance at January 1, 2005	—	$ —	—	$ —	—	$ —	4,283,061	$ 6,115	$ 12,249	$ —	$ (18,633)	$ —	$ (269)
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	30,399,072	304	3,021	—	—	—	3,325
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	1,398,388	15	16,777	—	—	—	39,617
Restricted shares issued to independent directors and employees	—	—	—	—	—	—	124,500	1	1,574	(1,534)	—	—	41
Compensation expense recognized for vesting of restricted stock	—	—	—	—	—	—	—	—	—	353	—	—	353
Shares issued to independent directors	—	—	—	—	—	—	5,334	—	73	—	—	—	73
Conversion of Series A Preferred and accretion of beneficial conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	—	(17,762)	—	—
Series B preferred dividends	—	—	—	—	—	—	—	—	—	—	(1,176)	—	(1,176)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	—	232,983
Net income (a)	—	—	—	—	—	—	—	—	—	—	747	—	747
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,167)	(15,167)
Balance at September 30, 2005 (a)	—	$ —	1,491,817	$ 22,825	1	$ —	90,484,859	$ 905	$ 363,288	$ (1,181)	$ (36,824)	$ (15,167)	$ 333,846

(a)         As Restated, see Note 15

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

4. Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss)	$3,115	$747
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,512)	(15,167)
Comprehensive loss	$(1,397)	$(14,420)

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

The following table shows the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share and share information)
Basic income (loss) per share computation:
Net income (loss)	$3,115	$(30)	$747	$(82)
Less: Dividends on preferred stock	(456)	—	(1,176)	—
Accretion of beneficial conversion feature	—	—	(17,762)	—
Income (loss) applicable to common shareholders	2,659	(30)	(18,191)	(82)
Basic common shares outstanding	91,858,319	4,283,061	66,559,664	4,283,061
Basic income (loss) per share	$0.03	$(0.01)	$(0.27)	$(0.02)
Diluted income (loss) per share computation:
Net income (loss)	$3,115	$(30)	$747	$(82)
Less: Dividends on preferred stock	(456)	—	(1,176)	—
Accretion of beneficial conversion feature	—	—	(17,762)	—
Income (loss) applicable to common shareholders	2,659	(30)	(18,191)	(82)
Basic common shares outstanding	91,858,319	4,283,061	66,559,664	4,283,061
Incremental shares for assumed exercise of warrants and stock options	1,073,855	—	—	—
Diluted common shares outstanding	92,932,174	4,283,061	66,559,664	4,283,061
Diluted income (loss) per share	$0.03	$(0.01)	$(0.27)	$(0.02)

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

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per share information)
Revenue	$131,054	$107,252
Net loss available to common stockholders	(14,825)	(4,141)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.06)

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

For the three months ended September 30, 2005, the Company recorded federal income tax expense of $2.3 million, state income tax expense of $0.8 million and foreign income tax expense of $0.3 million.

For the nine months ended September 30, 2005, the Company recorded federal income tax expense of $0.1 million, state income tax expense of $1.3 million and foreign income tax expense of $0.3 million.

12. Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and MBST. All inter-segment transactions have been eliminated in the consolidated financial statements.

The operating income (loss) amounts for the Presley Business after acquisition by the Company are not directly comparable to the amounts for the Presley Business as Predecessor due to the impact of purchase accounting adjustments made upon the acquisition of the Presley Business on February 7, 2005 which resulted in a substantial increase in the carrying value of fixed and intangible assets and a corresponding increase in depreciation and amortization expense in the post-acquisition periods.

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Corporate and other	Total
	(amounts in thousands)
Three months ended September 30, 2005
Revenue	$2,837	$10,465	$45,793	$685	$—	$59,780
Operating income (loss)	$550	$2,364	$5,441	$(139)	$(3,343)	$4,873
Three months ended September 30, 2004
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(25)	$(25)
Three months ended September 30, 2004
(Predecessor):
Revenue	$3,206	$9,479	$—	$—	$—	$12,685
Operating income (loss)	$2,447	$1,086	$—	$—	$—	$3,533
Nine months ended September 30, 2005
Revenue	$15,567	$22,405	$64,512	$685	$—	$103,169
Operating income (loss)	$4,382	$3,964	$7,724	$(139)	$(10,549)	$5,382
Nine months ended September 30, 2004
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(68)	$(68)
Period January 1, 2005 to February 7, 2005
(Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462
Nine months ended September 30, 2004
(Predecessor):
Revenue	$9,110	$22,610	$—	$—	$—	$31,720
Operating income (loss)	$6,150	$1,169	$—	$—	$—	$7,319
Segment assets at September 30, 2005	$68,364	$73,513	$235,634	$14,455	$86,158	$478,124

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

15. Restatement of Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended September 30, 2005, the Company’s management determined that income tax expense was overstated due to an error in the calculation of foreign taxes. As a result, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 have been restated from the amounts previously reported.

The Company changed the presentation on its condensed consolidated statements of operations to reflect equity in earnings of affiliates below income (loss) before income taxes based on underlying characteristics of the related investments.

A summary of the significant effects of the restatement is a follows:

	As of September 30, 2005
	As previously reported	As restated
	(in thousands)
Prepaid income taxes	$6,572	$8,447
Deferred tax assets, non-current	—	860
Deferred tax liabilities, non-current	37,326	38,186
Accumulated deficit	(38,699)	(36,824)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
(amounts in thousands, except share data)	As previously reported	As restated	As previously reported	As restated
Income (loss) before income taxes	$6,867	$6,569	$3,501	$2,842
Income tax expense	5,315	3,440	3,605	1,730
Net income (loss)	1,240	3,115	(1,128)	747
Net income (loss) available to common shareholders	784	2,659	(20,066)	(18,191)
Basic and diluted income (loss) per common share	0.01	0.03	(0.30)	(0.27)

* * * * *

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

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed in Note 15 to the condensed consolidated financial statements in Item 1 of the Form 10-QSB/A.

General

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

	CKX Three Months Ended September 30, 2005	Predecessor Presley Three Months Ended September 30, 2004	Variance
	(amounts in thousands)
Revenue	$59,780	$12,685	$47,095
Operating expenses	54,907	9,152	45,755
Operating income	4,873	3,533	1,340
Interest income (expense), net	659	(237)	896
Other income	1,037	—	1,037
Income before income taxes	6,569	3,296	3,273
Income tax expense	3,440	464	2,976
Income before equity in earnings of affiliates and minority interest	3,129	2,832	297
Equity in earnings of affiliates	298	—	298
Minority interest	(312)	—	(312)
Net income	$3,115	$2,832	$283
Operating income	$4,873	$3,533	$1,340
Depreciation and amortization	4,401	304	4,097
OIBDA	$9,274	$3,837	$5,437

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

Income Taxes

For the three months ended September 30, 2005, the Company recorded income tax expense of $3.4 million, reflecting federal income tax expense of $2.3 million, state income taxes of $0.8 million and foreign income tax expense of $0.3 million. The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate.

Equity in Earnings of Affiliates

The Company recorded $0.3 million of earnings in unconsolidated affiliates for the three months ended September 30, 2005.

Minority Interest

The minority interest expense of $0.3 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income

The Company had net income of $3.1 million in 2005 compared to net income for the Predecessor of $2.8 million for the same period in 2004.

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

	CKX Nine Months Ended September 30, 2005	Predecessor Presley January 1, 2005 To February 7, 2005	Combined Total	Predecessor Presley Nine Months Ended September 30, 2004	Variance
	(amounts in thousands)
Revenue	$103,169	$3,442	$106,611	$31,720	$74,891
Operating expenses	97,787	2,980	100,767	24,401	76,366
Operating income	5,382	462	5,844	7,319	(1,475)
Interest (expense), net	(3,490)	(115)	(3,605)	(916)	(2,689)
Write-off of unamortized deferred loan costs	(1,894)	—	(1,894)	—	(1,894)
Other income	2,844	—	2,844	8	2,836
Income before income taxes	2,842	347	3,189	6,411	(3,222)
Income tax expense	1,730	152	1,882	562	1,320
Income (loss) before equity in earnings of affiliates and minority interest	1,112	195	1,307	5,849	(4,542)
Equity in earnings of affiliates	659	—	659	—	659
Minority interest	(1,024)	—	1,024	—	(1,024)
Net income (loss)	$747	$195	$942	$5,849	$(4,907)
Operating income	$5,382	$462	$5,844	$7,319	$(1,475)
Depreciation and amortization	10,079	126	10,205	898	9,307
OIBDA	$15,461	$588	$16,049	$8,217	$7,832

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

Income Tax

For the nine months ended September 30, 2005, the Company recorded income tax expense of $1.7 million, reflecting federal income taxes of $0.1 million, state income taxes of $1.3 million and foreign income taxes of $0.3 million. The provision reflects a foreign provision on U.K. income associated with 19 Entertainment and the effect of certain changes in estimates associated with acquisitions. The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate.

Equity in Earnings of Affiliates

The Company recorded $0.7 million of earnings in unconsolidated affiliates for the nine months ended September 30, 2005.

Minority Interest

The minority interest expense of $1.0 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income

The combined net income was $0.9 million in 2005 compared to net income for the Predecessor of $5.8 million for the same period in 2004.

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

Cash Flow for the Nine Months Ended September 30, 2005

Operating Activities

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2005, reflecting the net income of $0.7 million, which includes depreciation and amortization expenses of $10.1 million, and declines in the working capital levels in the business related primarily to the seasonality of American Idol.

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

Item 4.                        Controls and Procedures

In connection with the audit of the financial statements of the Presley Business for the year ended December 31, 2004, management identified, and Deloitte & Touche LLP, our independent registered public accounting firm, communicated certain material weaknesses in internal controls which existed prior to our acquiring control of the Presley Business. The material weaknesses identified at the Presley Business include deficiencies in the number of accounting staff, the financial closing and reporting process, accounting for licensing arrangements and inventory management.

Prior to our acquisition on February 7, 2005, the Presley Business was a privately owned company and, therefore, was not required to maintain the same level of internal controls as a public company in the United States. Since acquiring the Presley Business, we have been working to address the material weaknesses identified. Actions taken to date include hiring a new Vice President of Finance and other accounting staff, engaging outside consultants to implement new controls and procedures at the Presley Business. As of the date of this filing, we have remediated all material weaknesses.

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2005.  Based on this evaluation, the chief executive officer and financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.  The material weakness relates to the ineffective oversight and review of the Company’s accounting for income taxes.  This weakness resulted in a material error and restatement of previously issued financial statements.

Management intends to implement additional oversight and review procedures designed to strengthen the internal control relating to the accounting for income taxes.  Additionally, the Company intends to hire additional staff with the requisite knowledge necessary to properly account for foreign and domestic income taxes.

Part II—Other Information

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Form of Amended and Restated By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
4.2

Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended March 31, 2005, and incorporated herein by reference).

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
10.1

Agreement and Plan of Merger, dated as of July 22, 2005, by and among the Company, MBST Acquisition Corp. and Focus Acquisition Corp. and Lawrence Brezner, David Steinberg and Stephen Tenenbaum, The Lawrence Brezner Living Trust, The Steinberg/Thayer Living Trust, and The Tenenbaum Living Trust and Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc., Focus Enterprises, Inc. and StepTeco, Inc. (filed as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2005, and incorporated herein by reference.).

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
DATE: March 13, 2006