Form 10-K
period 2005-12-31
CKX, Inc.
filed 2006-03-14
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-17436

CKX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-0118168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

650 Madison Avenue
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐      No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of March 10, 2006, was $661,312,749.

As of March 10, 2006 there were 92,354,341 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the issuer’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 9, 10, 11, 12 and 14.

CKX, Inc.
Annual Report on Form 10-K
December 31, 2005

PART I

ITEM 1.                BUSINESS

CKX, Inc., together with its subsidiaries and predecessor, will be referred to in this Form 10-K Annual Report by terms such as “we,” “us,” “our,” “CKX,” the “registrant” and the “Company,” unless the context otherwise requires.

We are engaged in the ownership, development and commercial utilization of entertainment content. To date, we have focused on acquiring globally recognized entertainment content and related assets, including the rights to the name, image and likeness of Elvis Presley (1935-1977), the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States (which first aired in June 2002 and commenced its fifth season in January 2006), and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.  Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; sponsorship, licensing and merchandising; artist management; themed attractions and touring/live events.

Presley Business

On February 7, 2005, we acquired an 85% interest in the entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works (the “Presley Business”). The Presley Business consists primarily of two components: first, intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and second, the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenues from diverse platforms and distribution channels. Elvis is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. In each of the past five years, Forbes Magazine has listed Elvis as the top earning deceased celebrity. During that time, more than eleven million Elvis albums have been sold worldwide and an average of approximately 567,000 people have visited Graceland annually.

While, to date, the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. For example, we are exploring opportunities to bring Elvis-related attractions and/or themed venues to Las Vegas and other strategic locations throughout the world, including Asia, the Middle East and Europe.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. Chrysalis Music Publishing administers our company’s share of these compositions, along with that of one of two other co-publishers under an administration agreement. Approximately 40% of our publishing income from these compositions originates outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

We also own rights to receive royalties from sales of certain Elvis records. Under Elvis’ recording contract with RCA (now part of Sony BMG Music Entertainment), he was entitled to receive an artist’s royalty on record sales. In March 1973, Elvis sold his ongoing record royalty rights on everything he had recorded up to that time for a lump sum payment from RCA. We continue to receive royalties on sales of records Elvis recorded after March 1973 and a marketing royalty in exchange for the right to use Elvis’ name, image and likeness in connection with the sale and marketing of newly released compilation records that include music Elvis recorded before March 1973.

Sony BMG Music Entertainment (as RCA’s successor)  (“Sony BMG”) generally does not have the right to license master recordings featuring Elvis’ musical performances for any commercial use other than the sale of records. We negotiate, together with Sony BMG, when requests are received for the use of these masters in a commercial setting. In addition, we retain the right to approve remixes and edits of any of the master recordings.

Name, Image and Likeness

We own the name, image and likeness of Elvis Presley as well as trademarks in various names and images associated with Elvis. We license to others the right to use this intellectual property for merchandising and other commercial exploitation. In addition, we enter into licenses for the use of video and audio clips of Elvis from various motion pictures in which he starred and the television programs which we own.

We believe that our experience and our infrastructure for exploiting the name, image and likeness of Elvis Presley provide a strong base upon which to expand our business. We are presently exploring various methods of expanding this business which might include purchasing additional name and likeness rights or entering into agreements to manage name and likeness rights.

Television/Video

We own the rights to two of Elvis’ television specials: “‘68 Special” (1968) and “Aloha From Hawaii” (1973) and, as a result of this ownership, we have the right to negotiate for revenues associated with the use of  footage from these specials in other media and formats. We also own the rights to “Elvis by the Presleys” (2005), a two-hour documentary and four-hour DVD based on and including rare archival footage, home movies and photos, and interviews with Elvis, his friends and relatives, including Lisa Marie Presley and Priscilla Presley.

Motion Pictures

Elvis starred in 31 feature films as an actor and two theatrically released concert documentary films. Elvis had, and we are entitled to receive, participation royalties in 24 of these films. We have the right to receive royalties, but do not own the films themselves or control the content or distribution of such films.

In addition, we have the rights to and negotiate for revenues associated with the use of Elvis’ images as extracted from these films and embodied in other media and formats.

Licensing

In addition to our own merchandising efforts, our licensing division is charged with the responsibility of protecting and preserving the integrity of Elvis Presley’s image, Graceland and other related properties. We seek to accomplish this through the pursuit of appropriate commercial opportunities that advance and complement our financial strategies while maintaining the desired branding and positioning for “Elvis” and our other properties. We currently have over 100 licensing arrangements. Examples of our licensed products and services (and the corresponding licensees) include: greeting cards (American Greetings); slot machines (IGT); satellite radio (Sirius); chocolate candy (Russell Stover Candies); limited edition wines (Signature Wines); collectible figures (Todd McFarlane); and calendars and stationary (MeadWestvaco).

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 567,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, under which 89 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business, and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence, as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.

In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis” museum, which features changing exhibits of Elvis Presley memorabilia, a movie theater showing movies starring Elvis, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, retail stores offering Elvis themed merchandise, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland and produce exclusive licensed merchandise for visitors to Graceland.

We recently announced preliminary plans to re-develop the Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors including obtaining necessary approvals and concessions from local and state authorities and attracting an appropriate hotel partner. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and will require a substantial financial investment by the Company.

Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley Business.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we have, since 1998, operated Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. The hotel had an average occupancy rate of approximately 80% during the year ended December 31, 2005.

Elvis.com

We own and operate the official Elvis Presley website, www.elvis.com. The website, which currently receives an average of over 300,000 unique visitors each month,  includes a detailed history of Elvis Presley and the Presley Business, including biographical information, information about Elvis Presley’s awards and achievements, information about Elvis’ friends and family and interesting facts about the life and times of Elvis Presley. The website also offers exclusive downloads such as e-cards, games and on-line tours, as well as direct access to shopelvis.com, our official online store selling Elvis-branded merchandise. Visitors to the website can also access Elvis Insiders, the official Presley sponsored affinity group where fans pay an annual fee for an “inside” look at Elvis and Graceland.

19 Entertainment

Overview

On March 17, 2005, we acquired 19 Entertainment Limited (“19 Entertainment”) and entered into a long-term employment agreement with Simon Fuller, its founder and the creative force behind its most successful projects. In addition to overseeing the operations of 19 Entertainment and its subsidiaries, Mr. Fuller is a member of our Board of Directors and plays a key role in planning and implementing our overall creative direction. 19 Entertainment’s strategy is to create and retain an ownership interest in entertainment content and to seek to enhance the value of its content through the control of multiple complementary revenue streams including, for example, television, music, sponsorship and merchandising, touring and artist management.

IDOLS Brand

19 Entertainment’s multi-platform approach to the commercial utilization of its entertainment properties is best illustrated by the example of the IDOLS brand. In 1998, 19 Entertainment created what was to become the concept for “Pop Idol,” a televised talent contest for musical artists that allowed the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The audience participation generates a pre-established market for the winning artists and other finalists who 19 Entertainment then has the right to represent with respect to artist management and merchandising. In the United States and United Kingdom, 19 Entertainment also enters into exclusive recording agreements with the winning artists and other finalists. The first television program based on this concept was Pop Idol, first broadcast in the United Kingdom in 2001 and in the United States, under the name American Idol in 2002. American Idol and/or local adaptations of the IDOLS television show format now collectively air in over 100 countries around the world. The popularity of the IDOLS brand around the world, most notably the American Idol series in the United States, has generated substantial revenue across multiple media platforms, in all of which 19 Entertainment retains a substantial ownership and/or economic interest.

FremantleMedia North America, Inc. (“FremantleMedia”), the content business production arm of the RTL Group, Europe’s largest television and radio broadcast company, is 19 Entertainment’s global television production and distribution partner for IDOLS programming and Sony BMG is 19 Entertainment’s record label partner with respect to IDOLS artists in most major territories around the world.

Though 19 Entertainment is a party to a variety of commercial relationships with its television and record label production and distribution partners to produce, broadcast, distribute and finance shows based on the IDOLS brand, 19 Entertainment retains a substantial interest in all aspects of such shows and their multiple revenue streams through its wholly owned operating subsidiaries both in the United States and the United Kingdom. 19 Entertainment’s principal operational and ownership interests are structured as follows:

•        19 TV Limited owns two-thirds of the IDOLS brand and co-produces the show in the United States with its partner, FremantleMedia, which owns the other one-third of the IDOLS brand.

•        19 TV Limited receives certain fees and revenues relating to the sublicensing of the brand and production and marketing of the shows based on the IDOLS brand around the world, including licensing and producer fees.

•        19 TV Limited shares a percentage of the revenues FremantleMedia derives from on-air sponsorships and sales of IDOLS branded merchandise.

•        19 Recordings Limited has the right to sign recording contracts with the finalists from the American Idol series in the United States and the Pop Idol series in the United Kingdom.

•        19 Management Limited has the right to manage the finalists.

•        19 Touring Limited has the right to produce IDOLS tours.

•        19 Merchandising Limited has the licensing and merchandising rights for the IDOLS tours and in the United States and United Kingdom is jointly responsible for off-air sponsorship of the televised programs.

Television

The typical model for a 19 Entertainment television project thus far, as demonstrated by the roll out of the IDOLS brand, has been the development of a compelling music themed television show that is capable of being broadcast on a global basis. Through the initial programming, 19 Entertainment is able to generate a significant fan base and, ultimately, build substantial ancillary revenue streams.

19 Entertainment created and co-produces the television show So You Think You Can Dance, which was initially broadcast on the Fox Broadcasting Network (“Fox”) in the summer of 2005 and is scheduled for a second season in the summer of 2006. In addition to television shows based on the IDOLS format and So You Think You Can Dance, 19 Entertainment, in the ordinary course of its business, continually develops new concepts for television projects and currently has several new television projects in various stages of development, in both the United States and the United Kingdom.

19 TV Limited/FremantleMedia Agreement

19 Entertainment, through its wholly owned subsidiary, 19 TV Limited, has entered into a worldwide partnership arrangement with FremantleMedia for the production and distribution of the IDOLS brand, which gives FremantleMedia the exclusive right to produce (or sublicense production) and distribute IDOLS programs and series throughout the world except in the United States, where 19 TV Limited co-produces the American Idol series.  In the United States, the American Idol series airs on Fox, under an agreement between 19 TV Limited, FremantleMedia and Fox, as more fully described below under “Fox Agreement.”

Under the terms of the 19 TV Limited/FremantleMedia agreement, the IDOLS brand, together with all domain names and trademarks relating thereto are owned jointly by the parties, two-thirds by 19 TV Limited and one-third by FremantleMedia. In addition to its joint ownership of the IDOLS brand, 19 TV Limited has the right to receive certain fees and revenues relating to the sublicensing of the IDOLS brand and the production of television shows based on the IDOLS brand and format around the world. Specifically, 19 TV Limited receives:

•        a percentage of the “Format Fee,” which is a percentage of the gross fees received by a local production company from a local broadcaster for production and transmission of the IDOLS series;

•        a percentage of revenues derived from distribution of IDOLS series and programs after a deduction of a percentage of gross revenues and other deductions;

•        a percentage of the net revenue derived from program sponsorship and program merchandising; and

•        a percentage of the net revenue derived from local merchandising and management deals (outside the United States and the United Kingdom). 19 TV Limited retains 100% of artist management and artist merchandising income from the United States and the United Kingdom.

Fox Agreement

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 amendment, Fox has guaranteed production of at least four more seasons of American Idol (2006–2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in the fourth and potential fifth years of the deal.

Fox pays FremantleMedia a flat, non-auditable license fee per episodic hour, as well as a premium license fee for each hour in excess of the initial season order. These fees are used by FremantleMedia to fund American Idol series production costs, excluding the fees of the judges and host, which are paid directly by Fox, over and above the license fees. FremantleMedia retains the balance of the Fox license fees minus production costs, and pays 50% of the balance directly to 19 TV Limited. Under the terms of the 2005 amendment, beginning with American Idol 5 (which commenced airing in January 2006), Fox pays an additional license fee directly to 19 TV Limited and FremantleMedia.

In addition to license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in the 18-49 age demographic. 19 TV Limited and FremantleMedia share the ratings/rankings bonus 50/50, with 19 TV Limited receiving its share directly from Fox. Fox also pays an executive producer fee per episodic hour, and a format fee equal to a percentage of the approved production budget, of which 19 TV Limited receives 50% and 40%, respectively.

Recorded Music

19 Entertainment has the exclusive right to select the record company entitled to sign contestants on television shows based on the IDOLS brand to long-term recording contracts. In the United States and the United Kingdom, 19 Entertainment typically options the recording rights to the top 24 finalists of each series of each television show based on the IDOLS brand, and then enters into recording agreements with each of the winners and certain finalists. 19 Entertainment is currently a party to long-term recording agreements with numerous best-selling former IDOLS contestants, including:

Artist	Idol Season
Kelly Clarkson	American Idol 1 - Winner
Ruben Studdard	American Idol 2 - Winner
Clay Aiken	American Idol 2 - Runner-Up
Fantasia Barrino	American Idol 3 - Winner
Carrie Underwood	American Idol 4 - Winner
Bo Bice	American Idol 4 - Runner-Up
Will Young	Pop Idol 1 - Winner
Gareth Gates	Pop Idol 1 - Runner-Up

The American Idol and Pop Idol winners and finalists listed above collectively have sold more than 23 million albums in the United States and United Kingdom alone.

Sony BMG is 19 Entertainment’s partner with respect to IDOLS-based recorded music in most major territories around the world.  Ronagold Limited, a subsidiary of Sony BMG (“Ronagold”), is entitled to select the record company (which must be a Sony BMG group record company) in territories outside the United States and the United Kingdom which will sign the contestant-artists. In the United States and the United Kingdom, 19 Entertainment, through its wholly-owned subsidiary 19 Recordings Limited

(“19 Recordings”) enters into recording agreements with the finalists and then grants an optional exclusive license to a Sony BMG affiliate to select a Sony BMG record company to handle the marketing, manufacturing and distribution of the records throughout the world. For the first four series of American Idol in the United States, Ronagold was the designated Sony BMG affiliate with the right to select a SonyBMG record company.  19 Entertainment’s agreement with Ronagold with respect to American Idol in the United States expired following American Idol 4, which completed its run in May 2005.

In November 2005, 19 Recordings entered into a new agreement with Sony BMG, extending its rights to serve as the recording partner with respect to American Idol artists and designating Simco Limited, a wholly-owned subsidiary of Sony BMG (“Simco”), as the new record partner for seasons subsequent to American Idol 4. In the United States, Simco was granted five successive options to serve as 19 Recording’s record partner, with each option contingent upon Simon Cowell acting as on-air judge for the subject season. In November 2005, Simon Cowell entered into an agreement with Fox to act as an on-air judge for at least five more seasons of American Idol. The new agreement with Sony BMG and Simco lasts through American Idol 9.

In the United States and the United Kingdom, the SonyBMG record company that licenses the winning artist and/or any of the finalists pays to 19 Recordings a recoupable advance, a percentage of which is passed along to the finalist/artist. Outside the United States and the United Kingdom, the designated SonyBMG record company licenses the winning artist and/or any of the finalists directly and pays to them advances and royalties commensurate with the terms of SonyBMG’s usual exclusive recording agreements for artists with one Platinum selling album prior to signature in the relevant country.

In further consideration for 19 Recordings designating SonyBMG as the continuing record label for American Idol artists, Fox agreed to pay to 19 Recordings a non-recoupable annual fee for each of the fifth through ninth seasons of American Idol.

Internet and Telephony

19 Entertainment, together with FremantleMedia and Fox, is working to extend the reach of the American Idol brand across additional media platforms and distribution channels, starting with the development of an expanded presence on the internet. Under the terms of the 2005 Fox amendment, Fox has agreed, at its own expense, to build and host www.americanidol.com, which, commencing with the currently airing American Idol 5, serves as the show’s official website. 19 TV Limited, FremantleMedia and Fox have agreed to work together to develop content for the website. Fox will pay 19 TV Limited/ FremantleMedia two-thirds of net internet revenue generated by Fox above certain thresholds on the primary site for each season through American Idol 10. In addition to developing content with Fox for the primary site, 19 TV Limited and FremantleMedia retain their right to offer premium services on the website and retain 100% of the income generated from such premium services. 19 TV Limited and FremantleMedia expect to introduce the first of its premium services, which may include additional show-related content and American Idol-themed participatory experiences, in March or April of 2006.

Additionally, commencing with American Idol 5, 19 TV Limited and FremantleMedia have granted to Fox certain wireless telephony rights, including for show-related or inspired ringtones, realtones and video footage. Fox will pay 19 TV Limited/FremantleMedia 50% of telephony revenues generated by Fox above certain thresholds for each season through American Idol 10. In addition to plans to offer show-related music and video content for use on telephones and other mobile devices, 19 Entertainment believes that the anticipated industry wide adoption of cross carrier short messaging services will provide multiple and substantial new opportunities to capitalize on the tremendous popularity of the show and the desire of its fans to interact via mobile device.

Sponsorship/Merchandising/Marketing

19 Entertainment’s sponsorship and merchandising revenues are driven primarily by the IDOLS brand franchise. Fox has exclusive responsibility for selling on-air media on behalf of the American Idol series. However, to the extent that media buyers seek any off-air promotional tie-ins or in program identification rights, these rights can only be sold with the consent of 19 Entertainment/FremantleMedia. With respect to IDOLS tours, 19 Entertainment’s staff solicits sponsors directly and exclusively.

19 Entertainment also options the merchandising rights for the top ten contestants for each American Idol program and typically signs long-term exclusive merchandising contracts with the winner and certain runners-up. As noted above, all merchandising and licensing associated with the American Idol series is handled by FremantleMedia on a world-wide basis, though 19 Entertainment receives 50% of net merchandising revenue.

19 Entertainment is seeking to leverage its experience in building brands and generating sponsorship opportunities as it develops marketing relationships with new partners in diverse areas of media and entertainment. For example, in February 2006, 19 Entertainment entered into a three-year agreement with Honda to generate sponsorships for and to market and promote the Honda Formula One racing team around the world in an effort to establish the Honda Formula One team as a globally recognized sports and entertainment brand.

Touring

With the success of the IDOLS brand, touring has become an additional source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for American Idol branded tours produced by 19 Entertainment. 19 Entertainment typically works with a local agent to book its tours with local promoters. In the summer of 2005, the American Idol tour, featuring the finalists from the show’s fourth season, played 43 dates in cities and venues across the United States and Canada.

Artist Management

19 Entertainment continues to represent its historical roster of clients, including Annie Lennox and Cathy Dennis. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada.

Beckham Relationship

19 Entertainment has developed a number of relationships in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. For example, 19 Entertainment manages Victoria Beckham, a fashion and lifestyle personality, and David Beckham, a globally recognized celebrity athlete, for all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills (that do not, with certain exceptions, include the name “Beckham”) exclusively through a joint venture vehicle, Beckham Brand Limited, which is owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment.

In 2005, Beckham Brand Limited, together with the Anschutz Entertainment Group, developed and opened The David Beckham Academy in London. The soccer academy is comprised of two soccer fields, classrooms, training rooms and other facilities and provides a fun and interactive experience for children, both boys and girls, of all skill levels. A sister academy recently opened in Los Angeles.

MBST

On August 9, 2005, we acquired Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a leading manager of comedic talent and producer of motion pictures and television programming, and entered into long term employment agreements with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

MBST is a full service management company with a roster of more than 35 clients, representing an array of Oscar, Tony, Emmy and Grammy winning artists including Robin Williams, Billy Crystal and Woody Allen for more than 25 years each, jazz legend John Pizzarelli for 10 years, and comedian/writer Jeff Ross, comedian Jim Norton and Emmy award winning director Bob Weide, each for more than 3 years. MBST has had an advisory relationship with Apple Corps., the holding corporation for the Beatles, for more than 15 years. MBST also has had a relationship with Alain Boublil, the author of the Tony award winning Les Miserables, for more than 15 years. In addition to its management activities, MBST or its senior executives have been responsible for the production of numerous motion pictures and television productions over the years, including Arthur, Good Morning Vietnam, The Vanishing, The Greatest Game Ever Played and most recently, Match Point.

MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ revenue, from consulting fees paid by advisory clients and from participations in films it has produced.

The Company intends to capitalize on the experience of MBST, its executives and other employees in sourcing and structuring deals for its historical roster of clients to develop and implement revenue enhancement opportunities for the Company’s other current and to-be acquired entertainment content.

International Operations

We derive a significant portion of our revenue from international markets. Approximately $27.7 million, or 23%, of our revenue for the year ended December 31, 2005 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and MBST. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. Refer to footnote 12 in the accompanying consolidated financial statements for financial information about the Company’s segments.

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities.

Our business involves risks of liability associated with entertainment content, which could adversely affect our business, financial condition or results of operations. As a developer and distributor of media content, we may face potential liability for any of:

•       defamation;

•       invasion of privacy;

•       copyright infringement;

•       actions for royalties and accountings;

•       trademark misappropriation;

•       trade secret misappropriation;

•       breach of contract;

•       negligence; and/or

•       other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, merchandisers, online services and other developers and distributors of entertainment content. We could also be exposed to liability in connection with material available through our Internet sites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us.

Intellectual Property

Our business involves the ownership and distribution of intellectual property. Such intellectual property includes copyrights, trademarks in names, logos and characters, patents or patent applications for inventions related to our products and services, and licenses of intellectual property rights of various kinds.

Our intellectual property, including the rights to the name, image, and likeness of Elvis Presley, and the name, trademark and service mark of American Idol, is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in one country as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products from those of our competitors, and have registered or applied to register some of these trademarks. In addition, FremantleMedia has registered some of these trademarks, including the trademark American Idol and its logo, on our behalf. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

Although we rely on copyright laws to protect the works of authorship created by us or transferred to us via assignment or by operation of law as work made for hire, we do not typically register our works. Copyrights in works of U.S. origin authored after January 1, 1978, exist as soon as the works are authored and fixed in a tangible medium; however, the works must be registered before the copyright owners may bring an infringement action in the United States. Furthermore, if a copyrighted work of U.S. origin is not registered within three months of publication of the underlying work or before the act of infringement, the copyright owner cannot recover statutory damages or attorneys’ fees in any U.S. enforcement action; rather, the owner must prove he suffered actual damages or lost profits. Accordingly, if one of our unregistered works of U.S. origin is infringed by a third party, we will need to register the work before we can file an infringement suit in the United States, and our remedies in any such infringement suit could be limited. Furthermore, copyright laws vary from country to country. Although copyrights that arise under U.S. law will be recognized in most other countries (as most countries are signatories of the Berne Convention and the Universal Copyright Convention), we cannot guarantee that courts in other jurisdictions will afford our copyrights with the same treatment as courts in the United States.

In addition to copyright and trademark protection, we rely on the rights of publicity to prevent others from commercially exploiting Elvis Presley’s name, image and likeness. At this time, there is no federal statute protecting our rights of publicity to Elvis Presley’s name, image and likeness. As a result, we must rely on state law to protect these rights. Although most states have recognized the rights of publicity to some extent, not all 50 states have expressly done so through their statutes or their respective common law. Thus, there is no guarantee that the rights of publicity are enforceable in every state. Additionally, many countries outside of the United States do not recognize the rights of publicity at all or do so in a more limited manner. Thus, there is no guarantee that we will be able to enforce our rights of publicity in these countries.

As we seek in the future to acquire owners of content, we will be required to perform extensive due diligence in numerous domestic and foreign jurisdictions, both on the content we seek to acquire, and on the laws of the applicable jurisdiction to protect such content, which will increase the costs associated with such acquisitions.

Employees

As of December 31, 2005, the Company had a total of 318 full-time employees, 157 part-time employees and 12 seasonal employees. Management considers its relations with its employees to be good.

Company Organization

On March 25, 2005, the Company changed its state of incorporation from Colorado to Delaware and changed its capital stock from no par value to $0.01 par value per share.

The principal executive office of the Company is located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.

The 2006 CKX, Inc. Annual Meeting of Stockholders will be held on May 12, 2006 at the offices of Greenberg Traurig, LLC, 200 Park Avenue, New York, New York 10166.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act and files reports and other information with the Securities and Exchange Commission. Such reports and other information filed by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, as well as in the Securities and Exchange Commission’s public reference rooms in New York, New York and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Securities and Exchange Commission’s public reference rooms. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s web site is http://www.sec.gov.

In addition, the Company makes available free of charge through its Web site, www.ckx.com, its Annual Reports on Form 10-KSB and Form 10-K, quarterly reports on Form 10-QSB and Form 100-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.        RISK FACTORS

The risks and uncertainties described below are those that we currently believe are material to our stockholders.

Risks Related to Our Business

We are dependent upon a limited number of properties which may, over time, decline in popularity.

We rely heavily upon the continued appeal of the IDOLS brand, including the American Idol series in the United States and, to a lesser extent, its foreign adaptations. Our revenues and income derived from those television programs depend primarily upon the initial and continued acceptance of that programming by the public. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is broadcast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive broadcasting or telecasting of the programming beyond viewers’ saturation thresholds. Any one or more of these factors could result in the IDOLS television series losing its popularity among viewers. Regardless of the reason, a decline in the number of television viewers who tune in to the American Idol series and its foreign adaptations could result in lower advertising revenues for the networks that broadcast television shows based on the IDOLS brand and hurt our ability to sell future IDOLS format shows. This, in turn, would have a material adverse effect on our business, operating results and financial condition.

We also rely upon the continued popularity of Elvis Presley and the market for products that exploit his name, image and likeness. Although we believe that Elvis’ fans will continue to visit Graceland and purchase Elvis-related merchandise, any tarnishing of the public image of Elvis Presley could materially negatively impact our business and results of operations. Moreover, as the life, times and artistic works of Elvis grow more distant in our past, his popularity may decline. If the public were to lose interest in Elvis or form a negative impression of him, our business, operating results and financial condition would be materially and adversely affected.

We have a short operating history with respect to our current and proposed businesses, so it will be difficult for investors to predict our future success.

Our company had no active operations between September 2002 and February 7, 2005, the date on which a management group led by Robert F.X. Sillerman acquired control of our company and we acquired the Presley Business. As a result, we have a limited operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company with a limited operating history in our current and proposed businesses. If we are unable to successfully address these risks and difficulties, our business and operating results could be materially adversely affected.

Our success depends, to a significant degree, on our relationships with third parties, including our co-producers, television broadcasters, and record companies.

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we depend heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia. Similarly, we depend on affiliates of Sony BMG, to make and distribute recordings by IDOLS winners in the United States, the United Kingdom and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We also rely on Sony BMG to distribute recordings and videos featuring Elvis Presley. We advance funds to the winners, after they sign recording contracts, from the monies we receive from Sony BMG. Any failure of FremantleMedia, Fox, Sony BMG or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenues from the IDOLS platform. Revenue from Fox, FremantleMedia and Sony BMG represent 19%, 10% and 15%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2005.

If we are unable to complete or integrate future acquisitions, our business strategy and stock price may be negatively affected.

Our ability to identify and take advantage of attractive acquisition opportunities in the future is an important component in the implementation of our overall business strategy. We may be unable to identify, finance or complete acquisitions in the future. If the trading price of our common stock reflects the market’s expectation that we will complete acquisitions in the future, then the price of our common stock may drop if we are unable to complete such acquisitions.

Even if we are able to complete future acquisitions, they could result in our:

•        incurrence of unanticipated liabilities or contingencies from such acquisitions;

•        incurrence of potential operating losses from such acquisitions;

•        engagement in competition with a larger universe of companies;

•        incurrence of costs relating to possible additional regulatory requirements and compliance costs;

•        issuance of more capital stock, which may dilute our stockholders’ percentage ownership in our company;

•        incurrence of additional amounts of debt; and/or

•        amortization of additional expenses related to goodwill and other intangible assets.

The successful integration of any businesses we may acquire in the future are key elements of our business strategy. The acquisition and integration of additional businesses involve risks, including:

•        the diversion of management’s time and attention away from operating our business to acquisition and integration challenges;

•        our entry into markets and geographic areas where we have limited or no experience;

•        the potential loss of key employees, artists or customers of the acquired businesses;

•        the potential need to implement or remediate controls, procedures and policies appropriate for a public company at businesses that prior to the acquisition lacked these controls, procedures and policies;

•        the integration of culturally diverse employees; and

•        the need to integrate each business’ accounting, information management, human resources, contract and intellectual property management and other administrative systems to permit effective management.

We may be unable to effectively integrate businesses we may acquire in the future without encountering the difficulties described above. Failure to effectively integrate such businesses could have a material adverse effect on our business, prospects, results of operations or financial condition. In addition, the combined companies may not benefit as expected from the integration.

We may not be able to manage our expected growth, which could adversely affect our operating results.

We intend to continue to significantly grow our company’s business. Our anticipated growth could place a strain on our management, employees and operations. Our ability to compete effectively and to manage our future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our results of operations.

Certain affiliates, minority interests and third parties have the right to exploit our intellectual property for commercial purposes and may exercise those rights in a manner that negatively affects our business.

Certain partners, co-owners and third party licensees have the right to commercially exploit certain of our intellectual property, including through shared music publishing rights and film and television production and distribution agreements. We receive a share of the resulting revenue. Our revenue share under such agreements depends on the third party’s ability to successfully market that content. If such third party exploits our intellectual property in a manner that diminishes its value, or adversely affects the goodwill associated with such intellectual property, there may be a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

Our intellectual property rights may be inadequate to protect our business.

Our intellectual property, including the rights to the name, image and likeness of Elvis Presley, and the name, trademark and service mark “American Idol,” is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and confidentiality and assignment agreements. Because of the differences in foreign trademark, patent, copyright and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in one country as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products, services and content from those of our competitors, and have registered or applied to register some of these trademarks. In addition, FremantleMedia has registered on our behalf some trademarks, which we co-own, including the trademark “American Idol” and its logo. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products, services and content, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

Although we rely on copyright laws to protect the works of authorship created by us or transferred to us via assignment or by operation of law as work made for hire, we do not typically register our works. Copyrights in works of U.S. origin authored after January 1, 1978 exist as soon as the works are authored and fixed in a tangible medium; however, the works must be registered before the copyright owners may bring an infringement action in the United States. Furthermore, if a copyrighted work of U.S. origin is not registered within three months of publication of the underlying work or before the act of infringement, the copyright owner cannot recover statutory damages or attorneys’ fees in any U.S. enforcement action; rather, the owner must prove he suffered actual damages or lost profits. Accordingly, if one of our unregistered works of U.S. origin is infringed by a third party, we will need to register the work before we can file an infringement suit in the United States, and our remedies in any such infringement suit could be limited. Furthermore, copyright laws vary from country to country. Although copyrights that arise under U.S. and U.K. law will be recognized in most other countries (as most countries are signatories of the Berne Convention and the Universal Copyright Convention), we cannot guarantee that courts in other jurisdictions will afford our copyrights with the same treatment as courts in the United States or the United Kingdom.

In addition to copyright and trademark protection, we rely on the rights of publicity to prevent others from commercially exploiting Elvis Presley’s name, image and likeness. At this time, there is no federal statute protecting our rights of publicity to Elvis Presley’s name, image and likeness. As a result, we must rely on state law to protect these rights. Although most states have recognized the rights of publicity to some extent, not all 50 states have expressly done so through their statutes or their respective common law and certain of those states which have recognized such rights, have imposed certain limitations on the enforcement of these rights. Consequently, there is no guarantee that the rights of publicity are enforceable in every state. Additionally, many countries outside of the United States do not recognize the rights of publicity at all or do so in a more limited manner. Consequently, there is no guarantee that we will be able to enforce our rights of publicity in these countries.

The departure of or failure to recruit key personnel could have a detrimental effect on us.

Our success will depend to a significant extent upon a limited number of members of senior management and other key employees, particularly Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon Fuller, the Chief Executive Officer of 19 Entertainment. The loss of the services of either of Messrs. Sillerman or Fuller, or one or more key managers or other key creative, marketing or management employees could have a material adverse effect on our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional management and marketing personnel. There can be no assurance we will be successful in attracting and retaining such personnel, and the failure to do so would have a detrimental effect on our business, financial condition and results of operations.

We may not be able to obtain additional financing on favorable terms, or at all.

We expect that we will also require additional financing over time. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third party sources of capital will depend, in part, on:

•        general market conditions;

•        the market’s perception of our then-current performance and growth potential;

•        our then-current debt levels;

•        our then-current and expected future earnings;

•        our cash flow; and

•        the market price per share of our common stock.

Any future debt financing or issuances of preferred stock that we may make will be senior to the rights of holders of our common stock, and any future issuances of equity securities will result in the dilution of the then-existing stockholders’ proportionate equity interest.

Our overhead costs may materially adversely affect our financial position and/or stock price.

We incur substantial overhead costs and commitments in connection with long-term employment agreements with our key executives and the long-term lease for our corporate offices, in anticipation of completing future acquisitions. If we are unable to complete acquisitions in the future or create substantial internal growth, our overhead costs would be disproportionately high for a company of our size.

Certain of our obligations require that a significant part of our operating cash flow be used to fund these obligations.

The annual dividend requirements on our outstanding Series B Convertible Preferred Stock total $1,826,000 and the annual payments on a note payable to Priscilla Presley are $550,000. In addition to making dividend payments on our preferred stock and interest payments on the Presley note, under the terms of a stockholders agreement and charter and the operating agreement of certain of our subsidiaries, we are required to make future minimum annual distributions of $1.2 million for each full calendar year to The Promenade Trust, a Tennessee grantor trust established for the benefit of Lisa Marie Presley.

Our obligations could have important consequences to us and investors in our securities. These include:

•        We will have to use a significant part of our cash flow to pay the dividends on the Series B Convertible Preferred Stock and to satisfy the other obligations set forth above, which will reduce the capital available for operations and expansion;

•       We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under our Series B Convertible Preferred Stock; and

•       We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancings or other purposes.

We intend to continue to expand our operations internationally, which will expose us to new risks.

A key element of our business strategy, which we have begun to implement through the acquisition of 19 Entertainment, is to expand our operations internationally, both through acquisitions and internal growth. Such expansion will require us to understand local customs, practices and competitive conditions as well as develop a management infrastructure to support our international operations. International operations, including operating the business of 19 Entertainment, are also subject to certain risks inherent in doing business abroad, including:

•       fewer intellectual property protections and the potential difficulty in enforcing intellectual property rights in some foreign countries;

•       general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or may not be favorable to our growth strategy;

•       foreign customers may have longer payment cycles than customers in the United States;

•       tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•       challenges caused by distance, language and cultural differences;

•       unexpected changes in regulatory requirements;

•       the difficulties associated with managing a large organization spread throughout various countries;

•       the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

•       the difficulty of enforcing agreements and collecting receivables through some foreign legal systems.

As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations, including the operations of 19 Entertainment. Any of these risks could adversely affect the operations of 19 Entertainment and any of our other international operations and, consequently, our business, financial condition and results of operations.

To the extent we maintain international operations and generate  revenues  in foreign currencies, and currency exchange rates become unfavorable, our results of operations may be adversely affected.

As we expand our international operations, more of our customers may pay us in foreign currencies. Currently, we maintain significant operations in the United Kingdom and receive payments from FremantleMedia with respect to our IDOLS agreement in U.S. dollars and U.K. pounds sterling. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of revenues we generate in foreign currencies could decrease when converted to U.S. dollars and the amount of expenses we incur in foreign currencies could increase when converted to U.S. dollars. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•       Hedging programs are inherently risky and we could lose money as a result of poor trades;

•       We may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures; and

We depend upon distributions from our operating subsidiaries to fund our operations and may be subordinate to the rights of their existing and future creditors.

We conduct substantially all of our operations through our subsidiaries. Our subsidiaries must first satisfy their cash needs, which may include salaries of our executive officers, insurance, professional fees and service of indebtedness that may be outstanding at various times. Financial covenants under future credit agreements, or provisions of the laws of Delaware, where we are organized, or Tennessee or England and Wales, where certain of our subsidiaries are organized, may limit our subsidiaries’ ability to make sufficient dividend, distribution or other payments to us. Creditors of our subsidiaries (including trade creditors) will be entitled to payment from the assets of those subsidiaries before those assets can be distributed to us. By virtue of our holding company status, our Series B Convertible Preferred Stock, which is held by The Promenade Trust for the benefit of Lisa Marie Presley, is structurally junior in right of payment to all existing and future liabilities of our subsidiaries. The inability of our operating subsidiaries to make distributions to us could have a material adverse effect on our business, financial condition and results of operations.

The concentration of ownership of our capital stock with our executive officers and directors and their affiliates will limit your ability to influence corporate matters.

As of March 10, 2006, our executive officers and directors together beneficially own approximately 48.1% of our outstanding capital stock. In particular, Mr. Sillerman, our chief executive officer and chairman of our board of directors, beneficially owns approximately 35.2% of our outstanding capital stock. Mr. Sillerman therefore has the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Our management information, internal controls and financial reporting systems will need further enhancements and development to comply with the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002,  we will be required to evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. Section 404 of the Sarbanes-Oxley Act also requires that, beginning with our year ending December 31, 2006, our independent registered public accounting firm report on management’s evaluation of our system of internal controls. We have initiated the process of improving and fully documenting its systems of internal control over financial reporting and is developing internal plans to test the operating effectiveness of those controls to ensure full compliance by December 31, 2006. If we fail to maintain an effective system of internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business.

Deloitte & Touche LLP, the Company’s registered independent public accounting firm, has indicated that it will be issuing the Company a management letter in connection with its audit of the Company’s financial statements as of and for the year ended December 31, 2005 citing a material weakness in the Company’s accounting for income taxes.

Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Further, the growth and diversification of our business through acquisitions complicates the process of developing, documenting and testing internal controls. Owners of content we may seek to acquire may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are subject to extensive governmental regulation, and our failure to comply with regulations could adversely affect our results of operations, financial condition and business.

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because our operations are international, we must comply with diverse and evolving regulations. These regulations relate to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities.

Our business involves risks of liability associated with entertainment content, which could adversely affect our business, financial condition or results of operations.

As an owner and developer of entertainment content, we may face potential liability for any of:

•       defamation;

•       invasion of privacy;

•       copyright infringement;

•       actions for royalties and accountings;

•       trademark misappropriation;

•       trade secret misappropriation;

•       breach of contract;

•       negligence; and/or

•       other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, merchandisers, online services and other developers and distributors of entertainment content. We could also be exposed to liability in connection with material available through our Internet sites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us.

Risks Related to Our Common Stock

We do not anticipate paying dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

Certain provisions of Delaware law and our charter documents could discourage a takeover that stockholders may consider favorable.

Certain provisions of Delaware law and our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•       Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, subject to the right of the stockholders to elect a successor at the next annual or special meeting of stockholders, which limits the ability of stockholders to fill vacancies on our board of directors.

•       Our stockholders may not call a special meeting of stockholders, which would limit their ability to call a meeting for the purpose of, among other things, voting on acquisition proposals.

•       Our by-laws may be amended by our board of directors without stockholder approval, provided that stockholders may repeal or amend any such amended by-law at a special or annual meeting of stockholders.

•       Our by-laws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

•       Our certificate of incorporation does not provide for cumulative voting in the election of directors, which could limit the ability of minority stockholders to elect director candidates.

•       Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•       Our board of directors may authorize and issue, without stockholder approval, shares of preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire our company.

As a Delaware corporation, by an express provision in our certificate of incorporation, we have elected to “opt out” of the restrictions under Section 203 of the Delaware General Corporation Law regulating corporate takeovers. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder, unless:

•       Prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

•       Upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time such transaction commenced, excluding, for purposes of determining the number of shares outstanding, (1) shares owned by persons who are directors and also officers of the corporation and (2) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•       On or subsequent to the date of the transaction, the business combination is approved by the board of directors of the corporation and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

In this context, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns or, within three years prior to the determination of interested stockholder status owned, 15% or more of a corporation’s outstanding voting securities.

A Delaware corporation may “opt out” of Section 203 with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or by-laws resulting from amendments approved by holders of at least a majority of the corporation’s outstanding voting shares. We elected to “opt out” of Section 203 by an express provision in our original certificate of incorporation. However, subject to certain restrictions, we may elect by an amendment to our certificate of incorporation to be subject to Section 203. Such an amendment would not, however, restrict a business combination between us and an interested stockholder if that stockholder became an interested stockholder prior to the effective date of such amendment.

Our certificate of incorporation may only be amended by the affirmative vote of a majority of the outstanding shares of common stock at an annual or special meeting of stockholders and specifically provides that our board of directors is expressly authorized to adopt, amend or repeal our by-laws. The by-laws additionally provide that they may be amended by action of the stockholders at an annual or special meeting, except for certain sections relating to indemnification of directors and officers.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2005. These properties were leased by the Company for use in its operations. We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Memphis, TN	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business Headquarters/Retail/ Parking/Ancillary Use	Parking Lot/ Airplane Museum/ Retail/EPE Corporate Office/ Ancillary Use	38.60 acres	Owned
Memphis, TN	Heartbreak Hotel	Hotel	2.66 acres	Owned
Memphis, TN	Meadow Oaks Apartments	Apartment Complex	10.70 acres	Owned
Memphis, TN	Memphis Restaurant Property(1)	Restaurant/ Nightclub	0.83 acres	Lease expires in 2017
Memphis, TN	Presley Business Office and Warehouses	Office and Warehouses	67,915 square feet	Leases expire in 2006 and 2009
Memphis, TN	Presley Business Offices	Offices	3,500 square feet	Lease expires in 2013
Los Angeles, CA	Presley Business Offices	Offices	2,200 square feet	Lease expires in 2006
New York, NY	Corporate Headquarters	Offices	16,810 square feet	Lease expires in 2013
New York, NY	19 Entertainment Administrative Offices	Offices	3,500 square feet	Lease expires in 2007
London, England	19 Entertainment Headquarters	Offices	12,518 square feet	Lease expires in 2010
Los Angeles, CA	19 Entertainment Administrative Offices	Offices	7,350 square feet	Lease expires in 2011
Los Angeles, CA	MBST Executive and Administrative Offices	Offices	7,376 square feet	Lease expires in 2006

(1)          We closed the restaurant effective September 2003 and are attempting to negotiate a termination or sublease of the entire space.

We also lease space for the operations of 19 Entertainment in Paris and Hamburg.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ National Market ® under the ticker symbol “CKXE.”  Prior to that, since May 1999, our Common Stock was quoted on The OTC Bulletin Board under the symbol “SPEA.OB.”  The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ National Market® and the high and low closing bid prices of our Common Stock, as quoted on The OTC Bulletin Board, for each of the periods listed. The high and low closing sales prices for 2005 and 2004 were as follows:

	2005
	High	Low
The NASDAQ National Market®
Quarters Ended
December 31, 2005	$14.78	$11.53
September 30, 2005	$14.49	$11.73
June 30, 2005	$28.80	$12.60
March 18, 2005—March 31, 2005 (1)	$26.73	$23.20
March 1, 2005—March 17, 2005	$18.48	$15.68
OTC Bulletin Board
February 8, 2005—February 28, 2005 (2)	$21.49	$14.70
January 1, 2005—February 7, 2005	$13.40	$7.75

	2004
	High	Low
OTC Bulletin Board
December 16, 2004—December 31, 2004 (3)	$9.15	$6.41
October 1, 2004—December 15, 2004	$0.20	$0.07
Quarters Ended
September 30, 2004	$0.10	$0.09
June 30, 2004	$0.16	$0.12
March 31, 2004	$0.08	$0.06

(1)          On March 18, 2005, we announced the consummation of our acquisition of 19 Entertainment.

(2)          On February 8, 2005, we announced the consummation of (i) the February 7, 2005 acquisition of control of our company by a management group led by Robert F.X. Sillerman, and (ii) the Company’s February 7, 2005 acquisition of an 85% interest in the Presley Business.

(3)          On December 16, 2004, we announced the execution of definitive agreements pursuant to which (i) a management group led by Robert F.X. Sillerman would acquire control of the Company, and (ii) the Company would acquire an 85% interest in the Presley Business.

From January 1, 2006 through March 10, 2006, the high closing sales price for our Common Stock was $15.14, the low closing sales price was $11.58 and the last closing sales price on March 10, 2006 was $14.08. As of March 10, 2006, there were 1,076 holders of record of our Common Stock.

Dividend Policy

The Company has not paid and has no present intentions to pay dividends on its Common Stock.

The Company’s Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, the total dividend payment on the Series B Convertible Preferred Stock will be $1.8 million. If the Company fails to make a quarterly dividend payment to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% per annum and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8% per annum.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

There were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2005.

ITEM 6.                SELECTED FINANCIAL DATA

Prior to February 7, 2005, CKX was a publicly traded company with no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

The selected historical financial data for each of the four years ended December 31, 2004 and as of December 31, 2004, 2003, 2002, and 2001 is represented by that of the Presley Business (as Predecessor) which have been derived from the Presley Business’ audited Combined Financial Statements and Notes thereto, as of December 31, 2004, 2003, 2002 and 2001, and for each of the four years ended December 31, 2004. The selected statement of operations data for the period January 1, 2005—February 7, 2005 represents the pre-acquisition operating results of the Presley Business (as Predecessor) in 2005.

Our selected statement of operations data for the year ended December 31, 2005 includes the results of the Presley Business for the period following its acquisition on February 7, 2005, the results of 19 Entertainment for the period following its acquisition on March 17, 2005 and the results of MBST for the period following its acquisition on August 9, 2005.

	CKX, Inc.		Predecessor Company
(amounts in thousands, except share information)	Year Ended December 31,	January 1 - February 7,	Year Ended December 31,
	2005	2005	2004	2003	2002	2001
Statement of Operations Data:
Net revenues	$120,605	$3,442	$41,658	$44,376	$43,644	$37,194
Operating expenses (excluding depreciation and amortization)	108,547	2,854	30,558	32,268	30,840	30,051
Depreciation and amortization	14,910	126	1,201	1,227	1,123	1,139
Operating income (loss)	(2,852)	462	9,899	10,881	11,681	6,004
Interest (expense), net	(2,820)	(115)	(1,327)	(1,362)	(1,623)	(1,503)
Write-off of unamortized deferred loan costs	(1,894)	—	—	—	—	—
Other income	2,970	—	—	—	—	—
Income (loss) from continuing operations before income taxes	(4,596)	347	8,572	9,519	10,058	4,501
Income tax expense	855	152	833	813	1,863	435
Equity in earnings of affiliate	843	—	—	—	—	—
Minority interest	(1,296)	—	—	—	—	—
Income (loss) from continuing operations	(5,904)	195	7,739	8,706	8,195	4,066
Loss from discontinued operations	—	—	(246)	(3,378)	(720)	(2,169)
Net income (loss)	(5,904)	195	7,493	5,328	7,475	1,897
Dividends on preferred stock	(1,632)	—	—	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—	—	—
Net income (loss) applicable to common stockholders	$(25,298)	$195	$7,493	$5,328	$7,475	$1,897
Basic and diluted income (loss) per common share	$(0.35)
Average number of common shares outstanding	71,429,858

	CKX, Inc.	Predecessor Company
(amounts in thousands)	December 31,	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$36,979	$201	$287	$855	$491
Marketable securities	42,625	—	—	—	—
Other current assets	26,495	6,912	8,188	9,757	9,647
Total assets	430,128	36,032	37,304	43,124	44,607
Current liabilities (excluding current portion of debt)	33,937	8,978	6,949	8,660	8,714
Debt	3,500	23,582	26,431	26,326	30,114
Total liabilities	79,893	34,615	35,645	38,403	42,510
Redeemable restricted common stock	23,002	—	—	—	—
Stockholders’ equity/net assets	323,432	1,417	1,659	4,721	2,097

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the Presley Business, included in the Company’s Current Report on Form 8-K/A filed on February 11, 2005, of 19 Entertainment Limited, included in the Company’s Current Report on Form 8-K/A filed on May 27, 2005 and of MBST, included in the Company’s Current Report on Form 8-K/A filed on October 25, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

The following discussion and analysis summarizes the financial condition and operating performance of the Company (and its predecessor) and should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

We are engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, and  local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment. On August 9, 2005 we acquired 100% of the outstanding capital stock of MBST.

Management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of the Presley Business, as predecessor, rather than those of CKX, prior to February 7, 2005. Although we own 85% of the Presley Business, the historical financial statements of the Presley Business and related management’s discussion and analysis of financial condition and results of operations reflect 100% of the Presley Business.

As a result of these acquisitions, we have made changes to the historical capital and financial structure of the Company, which are noted below under “Liquidity and Capital Resources.”

Presley Business

The Presley Business consists of entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works. The Presley Business consists of two reportable segments: Royalties and Licensing—intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and Graceland Operations—the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

The Royalties and Licensing segment generates revenue from the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term contracts with terms of one to ten years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content.

The Graceland Operations segment generates its primary revenue from ticket and merchandise sales and related income from public tours of Graceland as well as from the operation of Elvis Presley’s Heartbreak Hotel and the Meadow Oaks apartment complex. Revenue from Graceland has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Most of our revenue sources are dependant upon the public’s continued interest in Elvis Presley and the intellectual property he created.

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We may also incur discretionary expenses in exploring opportunities to bring Elvis-related attractions to Las Vegas and other strategic locations throughout the world.

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

Most of our IDOLS related revenue is generated through agreements with our global television production and distribution partner, FremantleMedia, and our principal global record label partners Ronagold for seasons American Idol 1 through American Idol 4 and Simco for all seasons subsequent to American Idol 4. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and SonyBMG have the right, but not the obligation, to require the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptions of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming compared to 42.5 hours of programming during the same period of 2004. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG, related to its ownership interest in the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least four, and as many as six more seasons of American Idol. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season and to pay 19 Entertainment an increased license fee per season and an annual payment tied to our recording agreement with SonyBMG.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first half of the calendar year, which corresponds to the dates our American Idol series airs on Fox in the United States. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. In 2005, 19 Entertainment generated additional revenue during the second half of the year  from its new television show So You Think You Can Dance, which also aired on Fox. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and our operating expenses include the contractual share with  our production partners.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

MBST

MBST is a full service management company with a roster of more than 35 clients, representing an array of Oscar, Tony, Emmy and Grammy winning artists including Robin Williams, Billy Crystal and Woody Allen. MBST also has an advisory relationship with Apple Corps, the holding corporation for the Beatles. In addition to its management activities, MBST produces motion pictures.

MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ performance revenue, from consulting fees paid by advisory clients and from participations in films it has produced.

Our significant costs to operate MBST include salaries, rent and general overhead costs. Most of these costs do not vary significantly with our revenue.

Use of OIBDA

We evaluate our operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP because OIBDA is not a GAAP equivalent measurement.

We have reconciled OIBDA to operating income (loss) in the following consolidated operating results table for the Company for the year ended December 31, 2005 and for the Predecessor for the year ended December 31, 2004 and the period from  January 1, 2005 to February 7, 2005.

Combined Operating Results Year Ended December 31, 2005

Compared to Predecessor Year Ended December 31, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the year ended December 31, 2005 with that of the Predecessor for the period January 1, 2005 to February 7, 2005 and compared that to the results of the Predecessor for the year ended December 31, 2004. Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2005.

	CKX Year Ended December 31, 2005	Predecessor Presley January 1, 2005 To February 7, 2005	Combined Total	Predecessor Presley Year Ended December 31, 2004	Variance
	(amounts in thousands)
Revenue	$120,605	$3,442	$124,047	$41,658	$82,389
Operating expenses	123,457	2,980	126,437	31,759	94,678
Operating income (loss)	(2,852)	462	(2,390)	9,899	(12,289)
Interest (expense), net	(2,820)	(115)	(2,935)	(1,327)	(1,608)
Write-off of unamortized deferred loan costs	(1,894)	—	(1,894)	—	(1,894)
Other income	2,970	—	2,970	—	2,970
Income (loss) before income taxes	(4,596)	347	(4,249)	8,572	(11,978)
Income tax expense	855	152	1,007	833	174
Income (loss) before equity in earnings of affiliate and minority interest	(5,451)	195	(5,256)	7,739	(12,995)
Equity in earnings of affiliate	843	—	843	—	843
Minority interest	(1,296)	—	(1,296)	—	(1,296)
Income (loss) from continuing operations	(5,904)	195	(5,709)	7,739	(13,448)
Loss from discontinued operations	—	—	—	(246)	(246)
Net income (loss)	$(5,904)	$195	$(5,709)	$7,493	$(13,202)
Operating income (loss)	$(2,852)	$462	$(2,390)	$9,899	$(12,289)
Depreciation and amortization	14,910	126	15,036	1,201	13,835
OIBDA	$12,058	$588	$12,646	$11,100	$1,546

The combined total column has been prepared on a different basis of accounting than for the Predecessor for the year ended December 31, 2004. The combined total includes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business, 19 Entertainment and MBST. This added approximately $13.0 million to operating expenses. In addition, the combined total includes corporate expenses incurred by the Company of $11.4 million and interest expense related to the Presley and 19 Entertainment short term senior credit facilities and the Priscilla Presley note of $4.5 million.

Revenue

On a combined basis, revenue was $124.0 million for the total period as compared to $41.7 million for the Predecessor for the year ended December 31, 2004. The increase of $82.4 million is primarily attributable to $70.6 million of revenue at 19 Entertainment for the period since its acquisition. $9.9 million was attributable to the Presley Business with $5.7 million due to the release of the documentary, “Elvis by the Presleys,” and $4.2 million was due to higher licensing and royalty fees and revenue from Graceland operations. MBST contributed $1.9 million in revenue from its date of acquisition.

Operating Expenses

Combined operating expenses for the year ended December 31, 2005 increased by $94.7 million over the prior period. Of this increase, $69.8 million reflects the operating expenses of 19 Entertainment since its acquisition, including $9.6 million of acquisition-related depreciation and amortization expenses. Presley operating costs increased $9.2 million, primarily due to the production costs for “Elvis by the Presleys” and $3.1 million of acquisition-related depreciation and amortization expenses. MBST had operating costs of $2.1 million, including $0.3 million of acquisition-related depreciation and amortization expenses. Corporate overhead costs, including $0.7 million of non-cash compensation, account for $11.4 million of the increase and $2.2 million represents other costs related to the transition of the Company in February 2005, including the investment by RFX Acquisition LLC and the acquisition of the Presley Business. Included in the $2.2 million of other costs are $1.1 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which were reimbursed by the Company upon closing of the RFX Acquisition LLC investment and the Presley Business acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses.

Operating Income (Loss)

The combined operating loss for the year ended December 31, 2005 was $2.4 million, a decline of $12.3 million as compared to the prior year, primarily due to corporate expenses and acquisition-related amortization and depreciation expenses of $13.0 million, offset by operating income generated by 19 Entertainment and higher operating income at the Presley Business.

OIBDA

Combined OIBDA increased $1.5 million to $12.6 million for the year ended December 31, 2005 as higher OIBDA at the Presley Business and OIBDA attributable to 19 Entertainment of $11.0 million for the period since the date of its acquisition were partially offset by corporate overhead costs and costs related to the change in control and change in operating business of the Company described above.

Interest Expense, net

Net interest expense of $2.8 million reflects $4.5 million of interest costs associated with borrowings incurred to acquire the Presley Business and 19 Entertainment, offset by $1.8 million of interest income on the unused proceeds from the Company’s public stock offering in June 2005. The Predecessor had interest expense, net of $1.3 million in 2004.

Deferred Loan Cost Write-Off

Unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley Business and 19 Entertainment acquisitions were re-paid in June 2005 from the proceeds of the Company’s public offering of common stock.

Other Income

Other income of $3.0 million relates primarily to a foreign exchange gain on the deferred purchase consideration payable to the sellers of 19 Entertainment, which was recorded on the date of acquisition (March 17, 2005) and paid in December 2005.

Income Taxes

For the year ended December 31, 2005, the Company recorded income tax expense of $0.9 million, reflecting state income taxes of $0.8 million and foreign income taxes of $0.1 million. A federal income tax benefit of $2.7 million was offset by a valuation allowance due to uncertainty of the realization of these tax benefits. Applying the 35% U.S. Federal statutory rate to the pre-tax loss would result in income tax benefit of $1.6 million in 2005. The Company’s actual income tax expense differs from this amount as a result of several factors, including non-temporary differences (i.e., certain financial statement items that are not includible in income for income tax purposes), foreign income taxed at different rates, state and local income taxes and the valuation  allowance.

The Company recorded no income tax expense for the years ended December 31, 2004 and 2003.

The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate for the years ended December 31, 2004 and 2003.

As of December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of $9.3 million and $1.5 million, respectively, which begin to expire in 2020.  The use of these losses may be limited pursuant to Section 382 of the Internal Revenue Code.  The Company also had foreign net operating loss carryforwards of $16.9 million at December 31, 2005.

Equity in Earnings of Affiliate

The Company recorded $0.8 million of earnings in Beckham Brand Limited, an unconsolidated affiliate accounted for under the equity method for the year ended December 31, 2005, representing the Company’s share of income.

Minority Interest

The minority interest expense of $1.3 million reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income (Loss)

The combined net loss was $5.7 million for the year ended December 31, 2005 compared to net income for the Predecessor of $7.5 million in 2004.

The results of the Company’s four reportable segments are discussed below.

Presley Business

Combined revenue for the Presley Business was $51.5 million for the year ended December 31, 2005, an increase of $9.9 million, or 24% over the prior year. Combined operating expenses for the Presley Business, including acquisition-related depreciation and amortization expenses of $3.1 million, were $41.0 million, an increase of $9.2 million, or 29% over the prior year. Combined operating income for the Presley Business for the year ended December 31, 2005 was $10.5 million, an increase of $0.6 million, or 6% over the prior period.

Royalties and Licensing

Combined revenue related to the Royalties and Licensing segment was $21.2 million, an increase of $7.7 million, or 57% over the prior year. $5.7 million of this increase was due to the production of “Elvis by the Presleys.” The remaining increase represents royalties from the release of new digitally enhanced videos and DVDs of Aloha and ‘68 Special, license fees for the CBS miniseries on Elvis Presley that aired on the CBS television network in May 2005, and new licensing activities, including a license agreement with Sirius satellite radio for an exclusively Elvis radio channel, offset in part by lower revenue from music and films. Combined operating expenses related to the Royalties and Licensing segment, including acquisition-related depreciation and amortization expenses of $3.1 million, were $14.0 million compared to $4.5 million in the prior period, an increase of $9.5 million, or 211%, due primarily to acquisition-related amortization and production costs and other expenses for “Elvis by the Presleys.”

Graceland Operations

The combined operating results related to Graceland Operations include several revenue streams. Combined tour and exhibit revenue was $11.7 million, an increase of $0.5 million, or 5% over the prior year. This increase resulted from higher per-visitor spending due to revenue enhancement programs partially offset by a 3% decrease in mansion attendance from 568,000 to 551,000. The decrease in attendance in 2005 occurred during the final four months of the year. We believe that the decline is due to the impact of Hurricane Katrina and higher gasoline prices which have significantly impacted the level of tourism in the Gulf Coast region. Combined revenue from Graceland’s retail operations was $12.3 million, an increase of $1.2 million, or 11%, due primarily to merchandise sales of $0.5 million from Elvis the Concert, a touring show featuring footage of Elvis synchronized with a live band which played 12 dates during 2005, and a $0.4 million increase over the prior year resulting from a change in the mail order retail business. On April 1, 2004, the operation of that portion of the business was outsourced and the Company began to receive a commission based on net sales versus recording sales and cost of sales. In July 2005, this operation was moved to a new vendor and the Company again bears the business risk for sales and related expenses. The financial statements include three months of such revenue in 2004 and five months in 2005. Combined hotel room revenue was $3.5 million, an increase of $0.2 million or 5% as the average occupancy rate improved slightly from 79% in 2004 to 80% in 2005 and higher yield per room due to rate increases implemented in the second quarter. Combined operating expenses related to Graceland Operations were $27.0 million compared to $27.2 million in the prior period, a decrease of $0.2 million, or 1%, due to decreased general and administrative expenses.

Attendance at Graceland during the first two months of 2006 has declined 15% versus the comparable period in 2005. We believe that the decline primarily reflects the ongoing impact of rebuilding efforts in the Gulf Coast region following Hurricane Katrina, and, in part, to unusually high attendance during the comparative period in 2005 resulting from an increase in international travelers during such period for special events celebrating Elvis’ 70th birthday. We are unable to predict when or if tourism levels in the region will return to historical levels.

19 Entertainment

Revenue and operating expenses, including depreciation and amortization expense of $10.2 million ($9.6 million of acquisition-related depreciation and amortization expense), for 19 Entertainment for the period from the date of acquisition, March 17, through December 31, 2005 were $70.6 million and $69.8 million, respectively. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales and selling, general and administrative expenses for the period:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$25,280	$(9,857)	$15,423
Other IDOLS television programs (including license fees and sponsorship)	8,563	(917)	7,646
So You Think You Can Dance and other television productions	20,234	(18,558)	1,676
Recorded music and management clients	16,490	(9,489)	7,001
	70,567	(38,821)	31,746
Selling, general and administrative expenses			(20,712)
Depreciation and amortization			(10,219)
Operating income			$815
Operating income			$815
Depreciation and amortization			10,219
OIBDA			$11,034

American Idol 4 was broadcast in the U.S. between January and May 2005. Our results of operations for the period from the date of acquisition, March 17, through December 31, 2005 included the broadcast of 18 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

19 Entertainment—Amended Fox Agreement

Under the terms of a November 2005 amendment to the Fox Agreement, Fox has guaranteed production of at least four more seasons of American Idol (2006-2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in the fourth and potential fifth years of the deal. Fox will pay an additional annual license fee for these future seasons of American Idol, of which 19 Entertainment’s 50% share is as follows: 2006, $9.0 million; 2007, $10.75 million; 2008, $12.75 million; 2009, $15.25 million; 2010 and 2011, $17.75 million. Fox will also pay 19 Entertainment a non-recoupable annual fee of $5.0 million for each of the fifth through ninth seasons of American Idol in consideration for designating SonyBMG as the continuing record label for American Idol artists and for featuring certain SonyBMG controlled talent on the show. The first of these payments was received prior to December 31, 2005 but has not yet been recognized as revenue since the Company has not fulfilled its obligations under the agreement.

MBST

MBST contributed $1.9 million in revenue from the date of acquisition, August 10, 2005, through December 31, 2005. Operating expenses, including acquisition-related depreciation and amortization expenses of $0.3 million, were $2.1 million.

Predecessor Year Ended December 31, 2004 Compared to Predecessor Year Ended December 31, 2003

Operating results for the Presley business for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003	Variance
	(amounts in thousands)
Revenues	$41,658	$44,376	$(2,718)
Operating expenses	30,558	32,268	1,710
Depreciation expense	1,201	1,227	26
Operating income	9,899	10,881	(982)
Interest expense	1,327	1,362	35
Loss from discontinued operations	246	3,378	3,132
Income tax expense	833	813	(20)
Net income	7,493	5,328	2,165

Revenues

Licensing fees and royalties increased $0.6 million, or 5.0%, from $12.9 million in 2003 to $13.5 million in 2004, largely due to new licensing activities, including a new license agreement with Sirius Satellite Radio for an exclusively Elvis radio channel and additional licensing agreements in the electronics and collectibles categories.

Tour and exhibit revenues increased by $0.4 million, or 4.0%, from $10.7 million in 2003 to $11.1 million in 2004. This increase resulted primarily from a 6.5% increase in average ticket prices which was partially offset by a 2.5% decline in mansion attendance. Attendance was approximately 567,000 in 2004 compared to approximately 582,000 in 2003. Revenue from Graceland’s retail operations decreased by $4.0 million, or 26.2%, from $15.1 million in 2003 to $11.1 million in 2004. $2.4 million of this variance reflects a change in the operation of the mail order retail business. Graceland gift shop revenue declined approximately $0.6 million, reflecting the 2.5% decline in attendance and a 7% decline in per capita spending due, in part, to stronger sales in 2003 from the carryover benefit of the 25th  Commemoration of the death of Elvis Presley in 2002. Also, there were no Elvis The Concert touring shows in 2004, whereas sales of merchandise at touring shows contributed $0.6 million to merchandise revenues in 2003. Hotel room revenues were flat in 2004 at $3.3 million as the average annual occupancy rate remained at approximately 80% and there was no material change in the average room rate. Apartment rent and other revenues increased by $0.2 million, or 7.8%, from $2.4 million in 2003 to $2.6 million in 2004. Apartment rent increased $0.1 million due to higher rental rates as occupancy remained flat compared to 2003.

Operating Expenses

Cost of sales declined by $0.8 million or 11.0%, from $7.4 million in 2003 to $6.6 million in 2004, due to the outsourcing of the mail order business. Cost of sales as a percentage of Graceland retail revenue was 59.5% in 2004 compared to 49.3% in 2003, due to reduced margins on the sale of some closeout merchandise and the absence of touring shows in 2004.

Other operating expenses decreased by $1.0 million, or 3.9%, from $24.9 million in 2003 to $23.9 million in 2004, due to reduced fulfillment and distribution expenses resulting from the outsourcing of the retail mail order business, partially offset by higher salaries and benefit costs due to annual salary increases and additional staff.

Depreciation Expense

Depreciation expense was unchanged at $1.2 million as there were no significant capital expenditure projects in 2004.

Interest Expense

Interest expense was flat in 2004 due to reduced average borrowings under a line of credit and notes payable, which was partially offset by higher variable rates.

Income Taxes

Income tax expense increased slightly despite the reduction in pre-tax earnings, reflecting a higher effective tax rate due to a decrease in the amount of non-taxable trust income. Certain intellectual property was previously held and related royalty income was received by The Promenade Trust, a grantor trust for the benefit of Lisa Marie Presley. Trust income was directly taxable to the beneficiary upon distribution and, therefore, the Presley Business did not pay taxes on this income.

Discontinued Operations

An additional after-tax provision of $0.2 million was recorded in 2004 related to the prior year shutdown of an Elvis-themed restaurant in downtown Memphis. This provision covered rent and related expenses expected to be incurred as a sublease was actively being sought.

Net Income

Net income increased from $5.3 million in 2003 to $7.5 million in 2004 due to the decreased loss from discontinued operations, partially offset by reduced operating income.

Liquidity and Capital Resources

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share, which yielded $233.0 million in net proceeds, after underwriting discounts and commissions and offering expenses. The Company repaid $148.0 million of its previous loans payable with a portion of the proceeds from the offering. The Company used $34.0 million of the proceeds to pay the deferred purchase consideration for the acquisition of 19 Entertainment to the sellers on December 15, 2005. The remaining proceeds will be used to provide additional long-term capital to support the growth of the Company’s business, which may include select acquisitions of or investments in entertainment properties and businesses.

At December 31, 2005, the Company had $3.5 million of debt outstanding under the Priscilla Presley note, $37.0 million in cash and cash equivalents, $42.6 million in marketable securities and no outstanding borrowings under its revolving credit facility. The cash and cash equivalents and marketable securities will be used to provide additional long-term capital to support the growth of the Company’s business, which may include acquisitions of or investments in entertainment properties and businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, our revolving credit facility, new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. We believe that our current cash on hand together with the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations.

As a result of the investment by RFX Acquisition LLC, our acquisition of an 85% interest in the Presley Business and our acquisition of 19 Entertainment, we made changes to our historical capital and financial structure. The following highlights the most significant changes:

Acquisition by RFX Acquisition LLC—On February 7, 2005, RFX Acquisition LLC contributed $3,046,407 in cash to the Company in exchange for 30,389,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share.

Simultaneously with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including our Chief Executive Officer, Mr. Sillerman, and certain members of the Company’s senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman, and other members of senior management, exercised an aggregate of five million of the $1.00 warrants for aggregate consideration to the Company of $5.0 million.

Distributions to Minority Shareholders of Subsidiaries—Under the terms of our agreement to acquire an 85% interest in the Presley Business, we are required to make future minimum annual distributions, in monthly installments, to The Promenade Trust which are intended to represent its retained 15% share of the operating income of the Presley Business before depreciation and amortization and after income taxes and capital expenditures. We agreed to make and have made a minimum monthly distribution of $125,000 to The Promenade Trust during the first year we operate the Presley Business. At the end of each calendar year, we will make a calculation of the actual amount due to The Promenade Trust based on its 15% ownership interest and make an additional distribution to The Promenade Trust if its actual 15% share is higher than the total distributions paid to The Promenade Trust over the prior twelve months. If the calculation indicates that we have paid more than The Promenade Trust was entitled to, we will reduce future monthly distributions to The Promenade Trust by such amount. However, we will always be required to pay The Promenade Trust a minimum annual distribution of $1.2 million for each full calendar year, irrespective of the actual financial results for the business in such year.

The Presley Contribution and Exchange Agreement—We acquired our 85% interest in the Presley Business on February 7, 2005 pursuant to a Contribution and Exchange Agreement dated December 15, 2004 and amended on February 7, 2005 by and among the Company, The Promenade Trust and RFX Acquisition LLC. At the closing of the acquisition of the Presley Business, The Promenade Trust contributed to the Company 85% of the outstanding equity interests of Elvis Presley Enterprises, Inc. and 85% of the outstanding membership interests of Elvis Presley Enterprises, LLC. In exchange, The Promenade Trust received from us, $50,125,000 in cash, 1,491,817 shares of Series B Convertible Preferred Stock and one share of Series C Convertible Preferred Stock valued at $22,825,000, and 500,000 shares of common stock valued at $7.67 per share (which represents the three day average of the closing sales price of our common stock following the public announcement of the acquisition of the Presley Business). In addition, at closing, we repaid $25,121,000 of outstanding indebtedness of the Presley Business. The Promenade Trust currently owns 15% of the outstanding equity interest in Elvis Presley Enterprises, Inc. and 15% of the outstanding membership interests of Elvis Presley Enterprises, LLC.

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

The Series B Convertible Preferred Stock was valued for accounting purposes at the date of issuance at its stated value of $15.30 per share, which approximated its fair value. In order to determine the fair value of the Series B Convertible Preferred Stock, we performed a valuation using a commonly used valuation model for pricing convertible equity instruments, taking into account the following factors and assumptions:

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

The fair value of the Series B Convertible Preferred Stock exceeded the fair value of the common stock issued on the same date as a result of the mandatory 8% annual dividend on the par value of $15.30 and the redemption and conversion features.

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

The Huff Alternative Fund, L.P. Investment—Simultaneous with the closing of the investment by RFX Acquisition LLC and our acquisition of the Presley Business, The Huff Alternative Fund, L.P. and its affiliate contributed an aggregate of $43.8 million in cash in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. The transaction was consummated in accordance with a Stock Purchase Agreement dated February 7, 2005. On December 27, 2005, the Company filed a shelf registration statement on Form S-3 registering for resale the shares held by The Huff Alternative Fund, L.P. in accordance with the agreements entered into at the time of their initial investment in CKX. The registration statement was declared effective by the Securities and Exchange Commission on January 10, 2006.

Series A Convertible Redeemable Preferred Stock—On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Accordingly, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, we recorded a non-cash dividend of $17.8 million in our financial statements.

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

19 Entertainment Share Purchase Agreement—We acquired 19 Entertainment pursuant to a Share Purchase Agreement dated March 17, 2005, by and among the Company, our wholly owned subsidiary, CKX UK Holdings Limited, 19 Entertainment, Mr. Fuller and the other shareholders of 19 Entertainment, for total consideration consisting of £64.5 million (U.S. $124.4 million) in cash and 1,870,558 unregistered shares of our common stock valued at $16.83 per share (which represents the average of the Company’s closing stock prices for the two days prior to and the day of the acquisition), each paid at closing, and an additional £19.2 million (U.S. $34.0 million) of deferred consideration that was paid in cash on December 15, 2005. Mr. Fuller and his nominee company have the right, during a short period following the six-year anniversary of our acquisition of 19 Entertainment, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share.

The Presley Short Term Senior Loan—A portion of the cash consideration for our acquisition of the Presley Business was obtained through a $39.0 million short term senior loan from an affiliate of Bear, Stearns & Co., Inc. The borrower under the Presley short term senior loan was EPE Holdings Corporation, our wholly owned subsidiary, which directly owns 100% of the Company’s interests in the Presley Business. The entire balance of the Presley short term senior loan was re-paid on June 27, 2005 with proceeds of the Company’s public offering of common stock.

The 19 Entertainment Short Term Senior Loan—A portion of the cash consideration for our acquisition of 19 Entertainment was obtained through a $109.0 million short term senior loan from an affiliate of Bear, Stearns & Co. Inc. The borrower under the 19 Entertainment short term senior loan was CKX UK Holdings Limited, our wholly owned subsidiary, which directly owns 100% of 19 Entertainment. We were required to pay a 1% commitment fee upon the funding of the loan. The entire balance of the 19 Entertainment short term senior loan was re-paid on June 27, 2005 with proceeds from the Company’s public offering of common stock.

Reincorporation—On March 25, 2005, we merged into our wholly-owned subsidiary, changing, among other things, (i) the name of our company from Sports Entertainment Enterprises, Inc. to CKX, Inc., (ii) our state of incorporation from Colorado to Delaware, and (iii) our capital stock from no par value to $0.01 par value per share.

Revolving Credit Facility Commitment—On June 2, 2005, we obtained commitments from Bear Stearns Corporate Lending Inc., an affiliate of Bear, Stearns & Co. Inc., as administrative agent and as a lender, Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., Credit Suisse and The Bank of New York, as lenders, relating to a 364-day, $50.0 million revolving credit facility, which commitments were subject to consummation of a stock offering by the Company and repayment of all amounts outstanding under our short term senior loans, which occurred on June 27, 2005, as well as the conditions summarized below. Bear, Stearns & Co. Inc. will act as sole and exclusive advisor, lead arranger and bookrunner in respect of this revolving credit facility. As amended on September 22, 2005, the commitments of the lenders to provide the revolving credit facility will expire on the earlier of (i) June 27, 2006, and (ii) the date on which we consummate, or (if earlier) obtain a definitive commitment from a financial institution (whether or not such financial institution is one of the lenders committed under the revolving credit facility) for a bank financing (A) in an aggregate principal amount equal to or greater than $50.0 million, and (B) with a term no shorter than that of the revolving credit facility.

Each lender’s commitments and agreements are subject to satisfaction of customary conditions and the negotiation, execution and delivery of definitive documentation with respect to the revolving credit facility satisfactory to such lender and its counsel. Additionally, each drawing under the revolving credit facility will be subject to the satisfaction of certain conditions set forth or referred to in the term sheet to the commitment letter, including the absence of any material adverse change in the business, assets, property, condition (financial or otherwise), results of operations or prospects of the Company and our subsidiaries, taken as a whole. We will not have control over the satisfaction of all of these conditions and requirements, and we cannot assure you that we will be able to satisfy these conditions and requirements or that we will be able to borrow funds under the revolving credit facility at any particular time or at all.

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

If the Company borrows under the revolving credit facility, it will restrict our ability to incur debt, sell assets, merge or acquire businesses, and pay dividends, among other matters, and will require us to maintain certain financial covenants, including (i) a minimum interest coverage ratio, (ii) a maximum debt to EBITDA ratio, (iii) a minimum amount of EBITDA and (iv) a minimum tangible net worth. If we are unable to comply with or satisfy these covenants, we will not be permitted to borrow amounts under the revolving credit facility and the lenders may be able to accelerate all amounts then due thereunder. As of December 31, 2005, the Company is in compliance with all of the financial covenants under the revolving credit facility commitment.

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

Cash Flow for the Year Ended December 31, 2005, 2004 (Predecessor) and 2003 (Predecessor)

Operating Activities

Net cash provided by operating activities was $22.1 million for the year ended December 31, 2005, reflecting the net loss of $5.9 million, which includes depreciation and amortization expenses of $14.9 million, and a decline in the net working capital levels in the business related primarily to the mid-season timing of our acquisition of 19 Entertainment with regards to American Idol 4. Additionally, in 2005 the Company received a payment of $5.0 million in advance of American Idol 5, which has not yet been recognized as revenue since the Company has not fulfilled its obligations under its agreement with Fox.

Net cash provided by operating activities for the Predecessor was $10.8 million for the year ended December 31, 2004, reflecting the net income of $7.5 million, which includes depreciation and amortization expenses of $1.2 million. Changes in the net working capital levels from the prior year reflect a reduction in inventory levels from the outsourcing of the mail order merchandising operation and higher deferred revenue associated with advances on “Elvis by the Presleys,” offset by an increase in production costs related to that production.

Net cash provided by operating activities for the Predecessor was $9.1 million for the year ended December 31, 2003, reflecting net income of $5.3 million, which includes depreciation and amortization expenses of $1.2 million. Changes in the net working capital levels from the prior year reflect higher production costs for “Elvis by the Presleys” and a decline in deferred licensing revenue, offset by a decline in accounts receivable due to collections from licensing activities.

Investing Activities

Net cash used in investing activities was $288.9 million for the year ended December 31, 2005. Cash paid for acquisitions and related costs were $245.3 million. $80.0 million of proceeds from the public offering of common stock were invested in marketable securities with $37.4 million subsequently redeemed principally to pay the deferred purchase consideration for 19 Entertainment. Capital expenditures were $1.0 million.

Net cash used in investing activities for the Predecessor was $0.3 million in 2004, primarily resulting from capital expenditures.

Net cash used in investing activities for the Predecessor was $0.5 million for the year ended December 31, 2003, due to capital expenditures of $0.8 million offset in part by proceeds from the sale of property and equipment. The increased capital expenditures in 2003 were related to the renovations of guest rooms at the Heartbreak Hotel.

Financing Activities

Net cash provided by financing activities was $304.1 million. The net proceeds from the public offering of common stock after underwriting discounts and commissions and other offering costs were $233.0 million. The Company received $43.8 million of net proceeds from the Huff investment and $30.0 million of net proceeds from warrant exercises. Acquisition-related borrowings of $148.0 million under the short-term credit facilities in 2005 were repaid on June 27, 2005.

Net cash used in financing activities for the Predecessor was $10.6 million for the year ended December 31, 2004. Debt principal payments of $5.6 million were offset by $2.8 million of line of credit borrowings. $7.7 million was distributed to the trust beneficiary.

Net cash used in financing activities for the Predecessor was $8.3 million for the year ended December 31, 2003. Debt principal payments of $3.8 million were offset by $3.9 million of line of credit borrowings. $8.4 million was distributed to the trust beneficiary.

Uses of Capital

At December 31, 2005, the Company had $3.5 million of debt outstanding under the Priscilla Presley note, $37.0 million in cash and cash equivalents and $42.6 million in marketable securities. The cash and cash equivalents and marketable securities will be used to provide additional long-term capital to support the growth of the Company’s business, which may include acquisitions of or investments in entertainment properties and businesses.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our operations, including payments of interest due under the Priscilla Presley note, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the Presley Business and capital expenditures.

Capital Expenditures

We presently anticipate that our capital expenditures for 2006, including certain deferred maintenance at the Heartbreak Hotel and the acquisition of additional land at Graceland, will total approximately $5.0 million.

On February 23, 2006, we announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors including obtaining necessary approvals and concessions from local and state authorities and attracting an appropriate hotel partner. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and will require a substantial financial investment by the Company.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business and to the sellers of MBST, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to terminate the contract with good cause.

The scheduled maturities as of December 31, 2005 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements, guaranteed minimum distributions to The Promenade Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	2006		2007	2008	2009	2010	Thereafter		Total
	(in thousands)
Debt (including interest)	$550		$550	$550	$550	$550	$1,650		$4,400
Non-cancelable operating leases	2,651		2,290	2,265	2,225	1,873	6,185		17,489
Employment contracts	9,686		9,465	7,875	7,643	2,467	2,287		39,423
Guaranteed minimum distributions	1,200		1,200	1,200	1,200	1,200		(a)	6,000
19 Entertainment put right	—		—	—	—	—	22,079	(b)	22,079
Series B convertible preferred stock dividend	1,826		1,826	1,826	1,826	1,826		(c)	9,130
MBST contingent consideration		(d)	—	—	—	—	—		—
Total	$15,913		$15,331	$13,716	$13,444	$7,916	$32,201		$98,521

(a)           In addition to the amounts listed above, we are required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley Business.

(b)          We have granted to the former holders of capital stock of 19 Entertainment the right, during a short period following the six-year anniversary of our acquisition of 19 Entertainment, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above.

(c)           We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)          The purchase price for MBST is subject to a working capital adjustment. $1.1 million was paid to the sellers in cash and $0.5 million in common stock in 2005. The final working capital adjustment will be determined in 2006 and could result in additional payments to the sellers that are expected to be less than $1.0 million. In addition, the sellers may receive up to an additional 150,000 restricted shares of common stock upon satisfaction of certain performance thresholds over the five year period following the closing.

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

As we acquire additional businesses, we expect to incur incremental corporate support costs to manage and operate our business. These costs could include, but may not be limited to, the hiring of additional employees and related operating expenses for legal, finance, audit, human resources and systems functions.

Inflation

Inflation has affected the historical performances of the businesses primarily in terms of higher operating costs for salaries and other administrative expenses. Although the exact impact of inflation is indeterminable, we believe that the Presley Business has offset these higher costs by increasing prices at Graceland and for intellectual property licenses and that 19 Entertainment has offset these higher costs by increasing fees charged for its production services and higher royalty and sponsorship rates.

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

Television Revenue:

We recognize revenue for television productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in our financial statements as a component of deferred revenue.

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

Television Production Costs

The Company accounts for television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing television programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. The Company will evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values. The Company performs its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed above on the first day of its fiscal fourth quarter.

The Company accounts for impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a uniform accounting model for the disposal of long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Off Balance Sheet Arrangements

As of December 31, 2005, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

We had $3.5 million of total debt outstanding at December 31, 2005, none of which was variable rate debt. As such, we do not have significant exposure to changes in interest rates.

Any future borrowings under the Company’s revolving credit facility commitment would be variable rate debt and the Company would therefore have exposure to interest rate risk.

Foreign Exchange Risk

As a result of our acquisition of 19 Entertainment, we have significant operations outside the United States, principally in the United Kingdom. Our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate. For example, assuming a hypothetical strengthening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net loss for the year ended December 31, 2005, reflecting 19 Entertainment from the date of acquisition of March 17, 2005, would have decreased by approximately $1.7 million, reflecting an excess of U.K. pound sterling denominated operating expenses, including depreciation and amortization expense, over U.K. pound sterling denominated revenue.

As of December 31, 2005, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a short period following the six year anniversary of the acquisition, these sellers can exercise a put right to sell 1,672,170 shares of  common stock to the Company at a price equal to $13.18 per share. If the Company’s stock price is below $13.18 per share during the period that the put is exercisable and the sellers exercise this put right, the Company will have exposure to market risk for the amount that $13.18 per share exceeds the then market price of the stock for the number of shares put back to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Consolidated Financial Statements

Page
CKX, Inc.
Reports of Independent Registered Public Accounting Firms	50
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 and December 31, 2004 (Predecessor)	53
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, the period January 1, 2005 to February 7, 2005 (Predecessor) and the years ended December 31, 2004 and 2003 (Predecessor)	54
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, the period January 1, 2005 to February 7, 2005 (Predecessor) and the years ended December 31, 2004 and 2003 (Predecessor)	55
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiary companies (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule for the year ended December 31, 2005 listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying combined statement of net assets acquired from Promenade Trust (the Presley Business), as defined in Note 1, as of December 31, 2004, and the related combined statements of operations and cash flows for each of the two years ended December 31, 2004 and 2003, and the combined statements of operations and cash flows for the period January 1, 2005 to February 7, 2005. Our audits also included the financial statement schedule listed in the index at Item 15 for the periods presented above. These financial statements are the responsibility of the Presley Business management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Presley Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Presley Business’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined statements of net assets acquired from Promenade Trust as of December 31, 2004, and the combined results of its operations and its cash flows for each of the two years ended December 31, 2004 and 2003 and the period January 1, 2005 to February 7, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2, in 2005, the Presley Business changed the presentation of its combined statements of cash flows to include the cash flows from operating and investing activities of discontinued operations within the respective categories of operating and investing activities of the Presley Business and retroactively revised the statement of cash flows for the year ended December 31, 2003 for the change.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.)
Las Vegas, Nevada

We have audited the accompanying balance sheet of CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.) (a Delaware corporation) (the “Company”) as of December 31, 2004, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Las Vegas, Nevada
March 25, 2005

CKX, INC.
CONSOLIDATED BALANCE SHEETS

			Predecessor
			Company(1)
	December 31,	December 31,	December 31,
	2005	2004	2004
	(in thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$36,979	$—	$201
Marketable securities, at cost	42,625	—	—
Receivables, net of allowance for doubtful accounts of $7 at December 31, 2005 and $70 at December 31, 2004 (Predecessor Company)	19,503	—	2,751
Inventories, net of allowance for obsolescence of $394 at December 31, 2005 and $225 at December 31, 2004 (Predecessor Company)	2,850	—	2,178
Prepaid expenses	2,515	—	557
Prepaid income taxes	1,477	—	207
Deferred tax assets	150	—	1,219
Total current assets	106,099	—	7,113
Property and equipment—net	26,685	—	21,158
Receivables	2,087	—	2,345
Deferred production costs	428	—	2,297
Other assets	13,210	—	2,838
Goodwill	125,793	—	—
Other intangible assets—net	150,912	—	—
Deferred tax assets	4,914	—	281
TOTAL ASSETS	$430,128	$—	$36,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,769	$269	$571
Accrued expenses	17,612	—	2,606
Current portion of long-term debt	362	—	10,508
Income taxes payable	732	—	328
Other current liabilities	624	—	—
Deferred revenue	12,200	—	5,473
Total current liabilities	34,299	269	19,486
Long-term liabilities:
Long-term debt	3,138	—	13,074
Deferred revenue	1,511	—	2,055
Other long-term liabilities	3,902	—	—
Deferred tax liabilities	37,043	—	—
Commitments and contingencies
Total liabilities	79,893	269	34,615
Minority interest	3,801	—	—
Redeemable restricted common stock—1,672,170 shares outstanding at December 31, 2005	23,002	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B-1,491,817 outstanding	22,825	—	—
Series C-1 share outstanding	—	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,528,818 shares issued and outstanding at December 31, 2005 and 4,283,061 issued and outstanding at December 31, 2004	905	6,115	—
Additional paid-in-capital	362,833	12,249	—
Net assets	—	—	1,417
Accumulated deficit	(43,931)	(18,633)	—
Accumulated other comprehensive loss	(19,200)	—	—
Total stockholders’ equity	323,432	(269)	1,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,128	$—	$36,032

(1)              Represents combined statement of net assets acquired from Promenade Trust. Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor Company(1)
	Year Ended	Year Ended	Year Ended	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	February 7,	December 31,	December 31,
	2005	2004	2003	2005	2004	2003
	(in thousands, except per share and share information)
Revenue	$120,605	$—	$—	$3,442	$41,658	$44,376
Operating expenses:
Cost of sales	50,533	—	—	423	6,626	7,442
Selling, general and administrative expenses	44,477	100	85	2,431	23,932	24,826
Corporate expenses	11,362	—	—	—	—	—
Depreciation and amortization	14,910	—	—	126	1,201	1,227
Other costs	2,175	—	—	—	—	—
Total operating expenses	123,457	100	85	2,980	31,759	33,495
Operating income (loss)	(2,852)	(100)	(85)	462	9,899	10,881
Interest income	1,797	—	—	—	—	—
Interest expense	(4,617)	(20)	(9)	(115)	(1,327)	(1,362)
Write-off of unamortized deferred loan costs	(1,894)	—	—	—	—	—
Other income	2,970	—	14	—	—	—
Income (loss) before income taxes	(4,596)	(120)	(80)	347	8,572	9,519
Income tax expense	855	—	—	152	833	813
Income (loss) before equity in earnings of affiliates and minority interest	(5,451)	(120)	(80)	195	7,739	8,706
Equity in earnings of affiliates	843	—	—	—	—	—
Minority interest	(1,296)	—	—	—	—	—
Income (loss) from continuing operations	(5,904)	(120)	(80)	195	7,739	8,706
Loss from discontinued operations	—	—	—	—	(246)	(3,378)
Net income (loss)	(5,904)	(120)	(80)	195	7,493	5,328
Dividends on preferred stock	(1,632)	—	—	—	—	—
Accretion of beneficial conversion feature	(17,762)	—	—	—	—	—
Net income (loss) available to common shareholders	$(25,298)	$(120)	$(80)	$195	$7,493	$5,328
Income (loss) per share:
Basic and diluted income (loss) per common share	$(0.35)	$(0.03)	$(0.02)
Average number of common shares outstanding:
Basic and diluted	71,429,858	4,283,061	4,283,061

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor Company (1)
						Year Ended
						December 31,
	Year Ended	Year Ended	Year Ended	January 1 to	Year Ended	2003
	December 31,	December 31,	December 31,	February 7,	December 31,	(Revised,
	2005	2004	2003	2005	2004	Note 2)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,904)	$(120)	$(80)	$195	$7,493	$5,328
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Foreign exchange gain on deferred purchase consideration	(2,800)	—	—	—	—	—
Depreciation and amortization	14,910	—	—	126	1,201	1,633
Share-based payments	731	—	—	—	—	—
Minority interest	1,296	—	—	—	—	—
Deferred income taxes	123	—	—	—	112	(1,166)
Provision for doubtful accounts	7	—	—	—	(40)	80
Provision for inventory obsolescence	394	—	—	—	50	50
Gain on asset disposal	—	—	—	—	(8)	(91)
Impairment of assets of discontinued operations	—	—	—	—	400	3,806
Gain on extinguishment of debt	—	—	(14)	—	—	—
Changes in operating assets and liabilities:
Receivables	2,536	—	—	(566)	41	2,370
Inventory	(1,191)	—	—	124	1,511	54
Prepaid expenses	(2,689)	—	—	(576)	(1,344)	(1,297)
Other assets	2,010	—	—	—	—	—
Accounts payable	987	—	—	854	5	(321)
Accrued expenses	5,449	—	—	194	(42)	(141)
Deferred revenue	4,772	—	—	1,410	1,159	(1,201)
Income taxes payable	240	—	—	152	297	(751)
Other	1,199	—	—	—	—	—
Net cash provided by (used in) operating activities	22,070	(120)	(94)	1,913	10,835	8,353
Cash flows from investing activities:
Acquisition of Presley Business, net of cash acquired of $961	(82,979)	—	—	—	—	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	(159,731)	—	—	—	—	—
Acquisition of MBST, net of cash acquired of $12	(2,573)	—	—	—	—	—
Investment in marketable securities	(80,000)	—	—	—	—	—
Redemption of marketable securities	37,375	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	—	—	8	285
Purchase of property and equipment	(1,023)	—	—	(2)	(345)	(921)
Net cash used in investing activities	(288,931)	—	—	(2)	(337)	(636)
Cash flows from financing activities:
Initial issuance of common stock	3,056	—	—	—	—	—
Proceeds from public offering of common stock	253,000	—	—	—	—	—
Underwriting discount and other offering costs	(20,017)	—	—	—	—	—
Exercise of warrants	30,000	—	—	—	—	—
Proceeds from Huff investment	43,819	—	—	—	—	—
Proceeds from credit facilities	148,000	—	—	—	2,750	3,900
Costs associated with Huff investment
and credit facility	(3,207)	—	—	—	—	—
Distributions to Presley minority interest	(1,365)	—	—	—	—	—
Principal payments on debt	(148,000)	—	—	(185)	(5,599)	(3,795)
Dividends paid on preferred stock	(1,177)	—	—	—	—	—
Increase in due to affiliates	—	120	94	—	—	—
Distributions to trust beneficiary	—	—	—	(23)	(7,735)	(8,390)
Net cash provided by (used in) financing activities	304,109	120	94	(208)	(10,584)	(8,285)
Effect of exchange rate changes on cash	(269)	—	—	—	—	—
Net increase (decrease) in cash and equivalents	36,979	—	—	1,703	(86)	(568)
Cash and cash equivalents beginning of period	—	—	—	201	287	855
Cash and cash equivalents end of period	$36,979	$—	$—	$1,904	$201	$287

CKX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

				Predecessor Company (1)
						Year Ended
						December 31,
	Year Ended	Year Ended	Year Ended	January 1 to	Year Ended	2003
	December 31,	December 31,	December 31,	February 7,	December 31,	(Revised,
	2005	2004	2003	2005	2004	Note 2)
Supplemental cash flow data:
Cash paid during the period for:
Interest	$3,254	$—	$—	$172	$1,060	$1,566
Income taxes	1,668	—	—	125	300	849

(1) Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

Supplemental Cash Flow Information:

The Company had the following non-cash investing and financing activities in the year ended December 31, 2005 (in thousands):

Common stock issued for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Common stock issued for the acquisition of MBST	10,123
Common stock issued to independent directors and employees	636

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

Accumulated
Preferred Stock								Additional		Other
Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2003	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,248	$(18,433)	$—	$(70)
Common stock issued for services	—	—	—	—	—		—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	(80)	—	(80)
Balance at December 31, 2003	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,513)	$—	$(149)
Net loss	—	—	—	—	—	—	—	—	—	(120)	—	(120)
Balance at December 31, 2004	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,633)	$—	$(269)
Stock issued in settlement of affiliate liability	—	—	—	—	—	—	10,000	—	270	—	—	270
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—
Issuance of common stock	—	—	—	—	—	—	30,389,072	304	2,752	—	—	3,056
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	1,438,868	15	17,282	—	—	40,122
Restricted shares issued to independent directors and employees	—	—	—	—	—	—	124,500	1	475	—	—	476
Shares issued to independent directors	—	—	—	—	—	—	8,813	—	117	—	—	117
Stock option expense	—	—	—	—	—	—	—	—	94	—	—	94
Conversion of Series A Preferred and accretion of beneficial conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	(17,762)	—	—
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,632)	—	(1,632)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	232,983
Net loss	—	—	—	—	—	—	—	—	—	(5,904)	—	(5,904)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(19,200)	(19,200)
Balance at December 31, 2005	—	$—	1,491,817	$22,825	1	$—	90,528,818	$905	$362,833	$(43,931)	$(19,200)	$323,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Overview and Basis of Presentation

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley, the operations of Graceland and proprietary rights to the IDOLS television brand, including the American Idol series in the United States, and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements as of and for the years ended December 31, 2004 and 2003 and the period from January 1—February 7, 2005 has been presented.

Predecessor Combined Financial Statements – The combined Presley Business financial statements include certain assets and related operations of the Promenade Trust, which is a grantor trust for the benefit of Lisa-Marie Presley, the daughter of Elvis Presley, consisting of certain intellectual property acquired and related royalty income and the following entities and their operations, also acquired, wholly owned by the Trust: Elvis Presley Enterprises, Heartbreak Hotel, LLC, Meadow Oaks Apartments, Inc., Elvis Anthology, Graceland Entertainment, Inc., and Elvis Presley’s Memphis.  These financial statements are presented as the Predecessor.

On March 17, 2005 the Company acquired 100% of 19 Entertainment Limited (“19 Entertainment”), a private limited company incorporated under the laws of England and Wales, that is a creator, producer, and promoter of entertainment properties, including the IDOLS television show format.

On March 25, 2005, we merged into our wholly-owned subsidiary, changing, among other things, (i) the name of our company from Sports Entertainment Enterprises, Inc. to CKX, Inc., (ii) our state of incorporation from Colorado to Delaware, and (iii) our capital stock from no par value to $0.01 par value per share.

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. The interest held by our minority shareholder in the Presley Business is reported as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated. Certain amounts on the Predecessor balance sheets have been reclassified to conform to the Company’s current presentation.

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

Revised Cash Flow Presentation

Subsequent to the issuance of its combined financial statements for the year ended December 31, 2004, management of the Presley Business determined that the cash flows associated with discontinued operations in 2003 should not have been presented as a single line item within the Combined Statements of Cash Flows.  As a result, during 2005, the Presley Business changed the presentation of its Statement of Cash Flows for 2003 to include the cash flows from discontinued operations within the categories of operating and investing activities.  A summary of the effects of the change for the year ended December 31, 2003 is as follows:

Net cash flows from operating activities as previously reported	$9,084
Change in net cash flows from discontinued operations	(731)
Net cash flows from operating activities as currently reported	8,353
Net cash flows used for investing activities as previously reported	$(537)
Changes in net cash flows used for discontinued operations	(98)
Net cash flows used for investing activities as currently reported	(636)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Marketable Securities

Marketable securities reflect investments in auction rate preferred stocks issued by closed-end funds with dividend rates re-set every seven to twenty-eight days. These investments are classified as current assets based on our intent and ability to use these securities when required to provide capital to support the liquidity needs and growth of the Company’s business. These investments are available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and accordingly are carried at fair value, which approximates cost at December 31, 2005.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first out method. Allowances are provided for slow-moving or obsolete inventory items based on management’s review of inventory data.

Property and Equipment, net

Property and equipment, net are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $1.9 million for the year ended December 31, 2005, $0.1 million for the period January 1-February 7, 2005 (Predecessor) and $1.2 million for the years ended December 31, 2004 and 2003 (Predecessor), respectively.

Property and equipment, net consisted of the following as of December 31, 2005 and December 31, 2004 (Predecessor):

	December 31, 2005	Useful Lives	(Predecessor) December 31, 2004	Useful Lives
	(in thousands)		(in thousands)
Land	$10,467	n/a	$5,358	n/a
Buildings and improvements	14,882	5-20	20,381	5-39
Equipment, furniture and fixtures	3,251	3-7	9,061	5-7
	28,600		34,800
Less: accumulated depreciation and amortization	(1,915)		(13,642)
	$26,685		$21,158

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

Television Revenue:

The Company recognizes revenue from television productions pursuant to American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). The following conditions must be met in order to recognize revenue under SOP 00-2:

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

Television Production Costs

The Company accounts for its television projects in development pursuant to SOP 00-2. Third party costs incurred in producing television programs for which the Company has secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs are expensed as incurred until such time as the Company has secured distribution agreements.

The capitalized costs of producing television programs are expensed in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2005, 2004 (Predecessor) and 2003 (Predecessor) and $0.1 million for the period of January 1–February 7, 2005 (Predecessor).

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax reporting purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Foreign Currency

The Company has operations in several foreign countries, primarily the United Kingdom. In the normal course of business these operations are exposed to fluctuations in currency values. Balance sheets of international operations are translated into U.S. dollars at period-end exchange rates while the statements of operations are translated at average exchange rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive loss.

Gains and losses from transactions denominated in foreign currencies are included in the consolidated statement of operations as other income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. The Company will evaluate the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values. The Company performs its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed above on the first day of its fiscal fourth quarter.

The Company accounts for impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a uniform accounting model for the disposal of long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in footnote 10, Stock Plan Awards, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2005, which requires compensation costs for all share-based payments (including employee stock options) to be based on their fair value and to recognize such costs in the statement of operations. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period. As the Company had no share-based awards outstanding on the date of adoption of SFAS 123R, there is no retroactive adjustment to be recognized.

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

3.   Capital Structure and Predecessor

Following is a description of changes to the Company’s capital structure that occurred during the year ended December 31, 2005:

The RFX Investment

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, contributed $3,046,407 in cash to the Company in exchange for 30,389,072 newly issued shares of common stock and warrants to purchase (i) 6,828,938 shares of common stock at $1.00 per share, (ii) 6,828,938 shares of common stock at $1.50 per share, and (iii) 6,828,939 shares of common stock at $2.00 per share (the “RFX Investment”). Simultaneous with this exchange, RFX Acquisition LLC also acquired an aggregate of 2,240,397 shares of common stock directly from certain former principal stockholders at a price of $0.10 per share. Immediately following the consummation of its investment in the Company, RFX Acquisition LLC distributed all of its shares of common stock and its warrants to its members, including the Company’s Chief Executive Officer, Mr. Sillerman, and certain members of the Company’s senior management. In order to provide additional capital to the Company, on February 7, 2005, certain recipients of the warrants, including Mr. Sillerman and other members of the Company’s senior management, exercised an aggregate of five million of the $1.00 warrants for additional aggregate consideration to the Company of $5.0 million.

The Presley Acquisition (Predecessor)

On February 7, 2005, the Company acquired 85% of the Presley Business (the “Presley Acquisition”) from The Promenade Trust, a Tennessee grantor trust set up by the estate of Elvis Presley, the sole beneficiary of which is Lisa Marie Presley. The consideration for the acquisition included: (i) $53.1 million in cash, (ii) 1,491,817 shares of Series B Convertible Preferred Stock, (iii) one share of Series C Convertible Preferred Stock, (iv) 500,000 shares of common stock and (v) the repayment of $25.1 million in indebtedness.

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

Series B Convertible Preferred Stock

The 1,491,817 shares of Series B Convertible Preferred Stock issued in the Presley Acquisition were valued at $22.8 million. Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock has been valued for accounting purposes at its stated value of $15.30 per share, which approximates its fair value. In order to determine the fair value of the Series B Convertible Preferred Stock, the Company performed a valuation using a commonly used valuation model for pricing convertible equity instruments, taking into account the following factors and assumptions:

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

During the period beginning August 7, 2012 and ending August 7, 2013, the Company can, at its sole discretion, redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If the Company does not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) the average closing price of the Company’s common stock over a thirty day trading period measured as of the last day of the redemption period.

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

The Huff Alternative Fund, L.P. Investment

Simultaneous with the RFX Investment and the Presley Acquisition, The Huff Alternative Fund, L.P. and its affiliate (the “Huff Funds”) contributed to the Company an aggregate of $43.3 million in cash, after fees and expenses of $0.5 million, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share (the “Huff Investment”). The Huff Investment has been allocated based on the relative fair values of the preferred stock, common stock and warrants. The fair values of common stock and Series A Convertible Redeemable Preferred Stock were based on the $13.40 closing price of the Company’s common stock on February 2, 2005, the date upon which the Huff Investment was committed and agreed to by all parties. The fair values of the warrants was based on a Black-Scholes valuation which incorporated the common stock price of $13.40, a volatility rate of 39% and a discount rate of 3.7%. The allocation of the proceeds, based on the relative fair values of the securities issued to the Huff Funds were as follows: common stock—$10.9 million; warrants—$14.7 million; and Series A Convertible Redeemable Preferred Stock—$17.8 million.

On March 21, 2005, the Huff Funds exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. The terms of the Series A Convertible Redeemable Preferred Stock at issuance and prior to the conversion into common stock are described below.

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

On December 27, 2005, the Company filed a shelf registration statement on Form S-3 enabling the Huff Funds to sell certain of their shares of CKX common stock in accordance with the agreements entered into at the time of the Huff Funds’ initial investment with CKX.

Public Offering of Common Stock

On June 27, 2005, the Company completed a public offering of 23,000,000 shares of its common stock at $11.00 per share which yielded $233.0 million in net proceeds after underwriting discounts and commissions and offering expenses. The Company repaid $148.0 million of its previous loans payable with a portion of the proceeds from the offering.

4.   Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the year ended December 31, 2005 (in thousands):

Year Ended December 31, 2005
Net loss	$(5,904)
Other comprehensive loss:
Foreign currency translation adjustments	(19,200)
Comprehensive loss	$(25,104)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements for the period of March 18, 2005 to December 31, 2005. There were no differences between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 for the Predecessor or for the years ended December 31, 2004 and 2003 for the Company or the Predecessor.

5.   Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Diluted earnings per share for the year ended December 31, 2005 is the same as basic earnings per share because the calculation is anti-dilutive due to the reported net loss available to common shareholders. As a result, 4,297,625 shares, primarily representing outstanding warrants at December 31, 2005, are excluded from the calculation of diluted earnings per share for the year ended December 31, 2005 since the effect would be anti-dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share and share information)
Basic and diluted loss per share computation:
Net loss	$(5,904)	$(120)	$(80)
Less: Dividends on preferred stock	(1,632)	—	—
Accretion of beneficial conversion feature	(17,762)	—	—
Loss applicable to common shareholders	$(25,298)	$(120)	$(80)
Basic and diluted common shares outstanding (including redeemable restricted common stock)	71,429,858	4,283,061	4,283,061
Basic and diluted loss per share	$(0.35)	$(0.03)	$(0.02)

6.   Acquisitions

The Presley Business (Predecessor)

On February 7, 2005, the Company acquired an 85% interest in entities which control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of Graceland and related attractions and revenue derived from Elvis’ music, films, and television specials. Consideration for the acquisition consisted of cash of $53.1 million, 500,000 unregistered shares of common stock, 1,491,817 shares of Series B Convertible Preferred Stock, one share of Series C Convertible Preferred Stock and the repayment of $25.1 million in indebtedness. Refer to note 3 for details on the valuation of the equity instruments issued. The cash portion of the transaction was financed with a contribution of equity and the exercise of warrants by the members of RFX Acquisition LLC, the issuance of preferred and common stock to the seller, the purchase of preferred stock, common stock and warrants by the Huff Alternative Fund, L.P. and an affiliate and a short-term senior loan from an affiliate of Bear Stearns & Co., Inc.

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

(in thousands)
Current assets	$13,332
Property and equipment	25,730
Goodwill	14,642
Intangible assets	77,945
Other assets	10,026
Assets acquired	141,675
Current liabilities	10,769
Deferred tax liabilities	10,893
Other liabilities	5,819
Liabilities assumed	27,481
Net assets acquired	$114,194

In accordance with SFAS 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

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

Record, music publishing, film and video rights	$28,900	15 years
Relationships with licensees	1,785	10 years
Rights to use Presley name	5,525	10 years
Graceland memorabilia rights	3,570	40 years
Trademarks, publicity rights and other intellectual property	38,165	Indefinite

The trademarks, including rights to the name, image and likeness of Elvis Presley, have indefinite lives and, accordingly, no amortization expense has been recorded in the accompanying consolidated statement of operations.

Included in the acquisition, the Company also acquired a 90-year lease on Graceland which has been valued at $4.8 million.

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

19 Entertainment

On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment Limited (the “19 Entertainment Acquisition”), a United Kingdom-based company that is a creator, producer and promoter of entertainment properties, including the IDOLS television show format. Consideration for the acquisition consisted of £64.5 million (US $124.4 million based on the exchange rate at the date of acquisition) in cash, 198,388 unregistered shares of common stock and 1,672,170 shares of Redeemable Restricted Common Stock (see below), each paid at closing, with an additional £19.2 million (US $34.0 million) of deferred consideration that was paid in cash on December 15, 2005. The shares of common stock issued in the 19 Entertainment Acquisition were valued at $16.83 per share (which represents the average of the Company’s closing stock prices for the two days prior to and the day of the 19 Entertainment Acquisition). The stock prices subsequent to the consummation of the transaction were excluded from the average price in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a short period following the six year anniversary of the acquisition, the Company can exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers can exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights apply to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition. The put and call option is not a freestanding instrument as defined in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because it cannot be legally detached from the underlying common stock. The Company evaluated the put and call option under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as an embedded feature and determined it was not a bifurcatable derivative and, in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As the Company considered the common stock, including the put and call option, as a single equity instrument, and since the stock was puttable to the Company at the option of these sellers, these shares have been presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights at $23.0 million.

The value of the Put and Call Option Agreement at March 17, 2005, was estimated to be $5.1 million, based upon assumptions of a 6-year expected life, volatility of 38% and a discount rate of 4.2% in a Black Scholes Option Pricing Model for each of the put and call option features, and was recorded as a reduction of purchase price as part of the purchase accounting for 19 Entertainment.

The Company financed the cash consideration with a short-term senior loan from an affiliate of Bear, Stearns & Co. Inc., and proceeds from the exercise of outstanding warrants, including approximately $18,577,154 of proceeds from the exercise by certain members of senior management of warrants to acquire 11,910,281 shares of common stock and approximately $6,422,846 of proceeds from the exercise by the Huff Funds of warrants to acquire 4,606,918 shares of common stock.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Fair value of common stock issued	$3,339
Fair value of redeemable restricted common stock, including put and call agreement	23,002
Cash and deferred purchase consideration	161,267
Transaction costs	3,962
$191,570

The amount included in the table above for deferred purchase consideration does not reflect a reduction in the consideration paid due to the foreign currency translation gain that occurred between the date of acquisition and the date of payment (December 15, 2005) of approximately $2.8 million, which was recorded as other income on the consolidated statement of operations for the year ended December 31, 2005.

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

(in thousands)
Current assets	$21,120
Property and equipment	2,021
Goodwill	114,330
Intangible assets	90,569
Other assets	3,618
Assets acquired	231,658
Current liabilities	8,352
Deferred tax liabilities	27,150
Other liabilities	4,586
Liabilities assumed	40,088
Net assets acquired	$191,570

In accordance with SFAS 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

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

IDOLS television programming, merchandising and sponsorship contracts	$78,043	7 years
Other merchandising and sponsorship, recording, artist management, and television programming contracts	12,526	2-4 years

The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

MBST

On August 9, 2005, the Company acquired Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration of $1.0 million in cash and 700,000 restricted shares of common stock. The shares of common stock issued in the MBST acquisition were valued at $13.74 per share (which represents the average of the Company’s closing stock prices for the two days prior to, the day of and two days after the terms of the MBST acquisition were agreed upon and announced). The purchase price is subject to a working capital adjustment, of which $1.1 million in cash and 40,480 shares valued at $0.5 million have already been paid to the sellers. The final working capital adjustment will be determined in 2006 and could result in additional payments to the sellers that are expected to be less than $1.0 million. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The Company has entered into long-term employment relationships with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Fair value of common stock issued	$10,123
Cash	2,085
Transaction costs	570
$12,778

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

(in thousands)
Current assets	$1,016
Property and equipment	59
Goodwill	9,055
Intangible assets	4,745
Other assets	92
Assets acquired	14,967
Current liabilities	350
Deferred tax liabilities	1,839
Liabilities assumed	2,189
Net assets acquired	$12,778

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

Artist contracts	$3,013	6 years
MBST and client profit participations	1,493	10 years
Consulting arrangement	239	5 years

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

The results of operations of MBST are included in the results of the Company since the date of acquisition.

Pro Forma Information

The following table summarizes unaudited pro forma financial information for the Company assuming the acquisitions of the Presley Business, 19 Entertainment and MBST and the related financing transactions had occurred on January 1, 2004 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share information)
Revenue	$147,788	$140,252
Net loss available to common stockholders	(20,948)	(671)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.01)

The results for each period presented reflect the actual borrowing costs of the Company for the year ended December 31, 2005.

Note that the amounts for the year ended December 31, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005 as the exercises were a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $10.4 million after tax, or $(0.15) per share.

7.                 Intangible Assets and Goodwill

Intangible assets which have finite lives are being amortized on a straight-line basis over periods from 2 to 15 years. Amortization expense for the year ended December 31, 2005 was $13.0 million. The projected annual amortization expense for intangible assets for the next five years ending December 31, assuming no further acquisitions or dispositions, is: 2006—$16.9 million, 2007—$16.6 million,  2008—$15.6 million, 2009—$14.1 million and 2010—$13.7 million.

Intangible assets and goodwill as of December 31, 2005 consist of (in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	14.1 years	$28,900	$(1,521)	$—	$27,379
Other Presley intangible assets	18.9 years	10,880	(1,566)	—	9,314
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	6.2 years	78,043	(6,583)	(8,165)	63,295
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	2.8 years	12,526	(3,044)	(1,187)	8,295
MBST artist contracts, profit participation rights and consulting agreement	6.9 years	4,745	(281)	—	4,464
		$135,094	$(12,995)	$(9,352)	$112,747
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property		$38,165			$38,165

	Balance at January 1, 2005	Goodwill Acquired During 2005	Foreign Currency Translation Adjustments	Balance at December 31, 2005
Goodwill:
Presley Business:
Royalties and Licensing	$—	$6,967	$—	$6,967
Graceland Operations	—	7,675	—	7,675
19 Entertainment	—	114,330	(12,234)	102,096
MBST	—	9,055	—	9,055
Total	$—	$138,027	$(12,234)	$125,793

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

At December 31, 2005, the Company had total indebtedness of $3.5 million. This debt represents the amount outstanding under a subordinated promissory note issued to Priscilla Presley on February 7, 2005 in connection with the acquisition of all commercial rights held by Ms. Presley to use the name “Presley” in connection with the use and exploitation of the assets acquired with the Presley Business as well as all of Ms. Presley’s rights, if any, to the name “Graceland.” The note bears interest at the rate of 5.385% percent per annum. The principal and interest under the note are payable in seven consecutive equal annual installments of principal and interest of $550,000 each, due and payable on the first through the seventh anniversaries of the date of the note, with an eighth and final installment of principal and interest in the amount of $549,858, due and payable on the eighth anniversary of the date of the note.

The Company has commitments for a $50.0 million revolving credit facility with various institutions with Bear Stearns & Co. acting as the lead arranger and bookrunner (the “lenders”). As amended on September 22, 2005, the commitments of the lenders to provide the revolving credit facility will expire on the earlier of (i) June 27, 2006, and (ii) the date on which the Company consummates, or (if earlier) obtains a definitive commitment from a financial institution (whether or not such financial institution is one of the lenders committed under the revolving credit facility) for a bank financing (A) in an aggregate principal amount equal to or greater than $50.0 million, and (B) with a term no shorter than that of the revolving credit facility.

The scheduled repayments of debt outstanding as of December 31, 2005, are as follows:

(in thousands)
Years Ending December 31,
2006	$362
2007	381
2008	401
2009	423
2010	446
Thereafter	1,487
$3,500

As of December 31, 2004, the Predecessor had debt outstanding of approximately $23.6 million that was subsequently repaid by the Company on February 7, 2005 as part of the acquisition of the Presley Business.

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

At December 31, 2005, the Company had outstanding warrants to purchase 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

10.   Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 3,605,187 at December 31, 2005.

In August 2005 and in October 2005, 5,334 shares and 3,479 shares, respectively, of common stock were issued to the Company’s independent directors. These shares represent the portion of the directors’

compensation that is payable in common stock. The shares have been valued at $13.68 and $12.57, respectively, the closing stock prices on the dates issued. The total value of these shares of $0.1 million has been expensed as share-based compensation.

Restricted Stock Grants

On February 8, 2005, the Company granted 42,000 shares of restricted common stock to the Company’s independent directors. The restricted shares vest ratably on each of the first three anniversaries of the date of grant. The shares were valued at $14.40, the closing stock price on the date of grant. The total value of these shares of $0.6 million is being expensed ratably over the three-year vesting period.

In June 2005, 75,000 shares of restricted common stock were granted to two independent directors. These grants were in consideration for services provided in connection with the Company’s public offering of common stock that went beyond the normal requirements of serving as a director or on a committee of the board of directors as well as for the commitment of each of the individuals to continue to serve as chairmen of board committees and serve on the board of directors for a five year period. The total value of the award, based on the offering price of $11.00 per share, was $0.8 million. $0.2 million was charged to non-cash compensation expense at the date of grant, representing the additional commitment to the stock offering. The remaining $0.6 million is being recognized ratably over the remaining five-year requisite service period.

The Company issued 7,500 restricted shares to employees in the year ended December 31, 2005, subject to various vesting requirements. These shares were valued at $0.1 million at the dates of grant and will be charged to non-cash compensation expense ratably over the vesting periods, which do not exceed three years.

Stock Option Grants

The Company granted 261,500 stock options to employees on July 19, 2005. The options expire 10 years from the date of grant. All options were granted with an exercise price equal to the market price on the date of grant, which was $12.20. The options vest 30% on the third anniversary from the date of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. None of the outstanding options were exercisable at December 31, 2005.

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

A summary of the status of the Company’s stock options as of December 31, 2005 and changes during the year ended December 31, 2005 is presented below:

	Options	Weighted Average Exercise Price
Granted	261,500	$12.20
Exercised	—	—
Forfeited	(2,000)	12.20
Balance outstanding at December 31, 2005	259,500	$12.20
Balance exercisable at December 31, 2005	—	—

The weighted average remaining contractual life of the stock options outstanding at December 31, 2005 is 9.58 years. Compensation expense for restricted stock grants and stock plan awards for the year ended December 31, 2005 was $0.6 million.

11.   Income Taxes

Domestic and foreign income from continuing operations are as follows:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2005	2004	2003	2005	2004	2003
Domestic operations	$(3,334)	$(120)	$(80)	$347	$8,572	$9,519
Foreign operations.	(1,262)	—	—		—	—
Total income (loss) before income taxes	$(4,596)	$(120)	$(80)		$347	$8,572

The provision for income taxes consists of the following:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2005	2004	2003	2005	2004	2003
Current provision (benefit)
Federal	$—	$—	$—	$128	$485	$322
Foreign	11	—	—	—	—	—
State	732	—	—	30	82	78
	743	—	—	158	567	400
Deferred provision (benefit)
Federal	(12)	—	—	(6)	266	413
Foreign	51	—	—	—	—	—
State	73	—	—	—	—	—
	112	—	—	(6)	266	413
Total income tax expenses	$855	$—	$—	$152	$833	$813

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% in 2005 and 34% in 2004 and 2003. The differences are as follows:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2005	2004	2003	2005	2004	2003
Expense (benefit) at statutory federal rate	$(1,609)	$(41)	$(27)	$121	$2,914	$3,237
Effect of state and local income taxes	523	—	—	31	74	44
Foreign earnings.	(222)	—	—	—	—	—
Valuation allowance	2,748	41	27	—	—	—
Income taxed directly to minority shareholder	(353)	—	—	—	—	—
Non taxable trust income	—	—	—	—	(2,324)	(2,544)
Other	(232)	—	—	—	169	76
Income tax expense	$855	$—	$—	$152	$833	$813

A current federal tax benefit of $2.7 million was offset by a valuation allowance due to uncertainty of the realization of these tax benefits.

The Predecessor reported income tax benefits in 2004 and 2003 of $0.2 million and $1.7 million, respectively, related to discontinued operations.

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

			Predecessor
	December 31,	December 31,	December 31,
(in thousands)	2005	2004	2004
Deferred income tax assets:
Current
Inventory	$398	$—	$180
Accounts receivable	527	—	645
Other	—	—	394
Current deferred income tax assets	925	—	1,219
Non-current
Future foreign tax credits	27,150	—	—
Property and equipment	561	—	226
Net operating loss carryforwards	7,271	531	—
Other	562	—	55
Non-current deferred income tax assets	35,544	531	281
Total deferred income tax assets	36,469	531	1,500
Less: valuation allowance	(31,405)	(531)	—
Total deferred income tax assets, net	5,064	—	1,500
Deferred tax liabilities:
Intangible asset basis difference	(37,043)	—	—
Total deferred income tax liabilities	(37,043)	—	—
Total deferred income tax assets (liabilities), net	$(31,979)	$—	$1,500

The 2005 deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future years, the reversals will be credited to goodwill in accordance with FAS 109.

At December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $9.3 million and $1.5 million, respectively, which begin to expire in 2020. The utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code. The Company also had foreign net operating loss carryforwards of $16.9 million at December 31, 2005.

12.   Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and MBST. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

The Company evaluates its operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). The Company considers OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP because OIBDA is not a GAAP equivalent measurement.

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Corporate And other	Total
	(amounts in thousands)
Year ended December 31, 2005:
Revenue	$19,470	$28,618	$70,567	$1,950	$—	$120,605
Operating income(loss)	$6,037	$4,065	$815	$(219)	$(13,550)	$(2,852)
Depreciation and amortization	$3,040	$1,347	$10,219	$291	$13	$14,910
OIBDA	$9,077	$5,412	$11,034	$72	$(13,537)	$12,058
Year ended December 31, 2004:
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(100)	$(100)
Depreciation and amortization	$—	$—	$—	$—	$—	$—
OIBDA	$—	$—	$—	$—	$(100)	$(100)
Year ended December 31, 2003:
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(85)	$(85)
Depreciation and amortization	$—	$—	$—	$—	$—	$—
OIBDA	$—	$—	$—	$—	$(85)	$(85)
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462
Depreciation and amortization	$—	$126	$—	$—	$—	$126
OIBDA	$1,167	$(579)	$—	$—	$—	$588
Year ended December 31, 2004
(Predecessor):
Revenue	$13,506	$28,152	$—	$—	$—	$41,658
Operating income (loss)	$8,981	$918	$—	$—	$—	$9,899
Depreciation and amortization	$—	$1,201	$—	$—	$—	$1,201
OIBDA	$8,981	$2,119	$—	$—	$—	$11,100
Year ended December 31, 2003
(Predecessor):
Revenue	$12,861	$31,515	$—	$—	$—	$44,376
Operating income (loss)	$10,669	$212	$—	$—	$—	$10,881
Depreciation and amortization	$—	$1,227	$—	$—	$—	$1,227
OIBDA	$10,669	$1,439	$—	$—	$—	$12,108
Asset Information:
Segment assets at December 31, 2005	$76,694	$56,693	$202,764	$14,195	$79,782	$430,128
Segment assets at December 31, 2004	$6,927	$29,105	—	—	—	$36,032
Segment assets at December 31, 2003	$5,672	$31,632	—	—	—	$37,304
Investment in affiliates at December 31, 2005	$—	$—	$805	$—	$—	$805

	Presley Business
	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Corporate And other	Total
	(amounts in thousands)
Purchase of property and equipment for year ended December 31, 2005	$—	$643	$131	$11	$238	$1,023
Purchase of property and equipment for period January 1, 2005 to February 7, 2005 (Predecessor)	$—	$2	$—	$—	$—	$2
Purchase of property and equipment for year ended December 31, 2004 (Predecessor)	$—	$345	$—	$—	$—	$345
Purchase of property and equipment for year ended December 31, 2003 (Predecessor)	$—	$823	$—	$—	$98	$921

Below is a reconciliation of the Company’s OIBDA to net income (loss):

				Predecessor Company
(amounts in thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	January to February 7, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
OIBDA	$12,058	$(100)	$(85)	$588	$11,100	$12,108
Depreciation and amortization	(14,910)	—	—	(126)	(1,201)	(1,227)
Interest income	1,797	—	—	—	—	—
Interest (expense)	(4,617)	(20)	(9)	(115)	(1,327)	(1,362)
Write-off of unamortized deferred loan costs	(1,894)	—	—	—	—	—
Equity in earnings of affiliates	843	—	—	—	—	—
Other income	2,970	—	14	—	—	—
Income tax expense	(855)	—	—	(152)	(833)	(813)
Minority interest	(1,296)	—	—	—	—	—
Loss from discontinued operations.	—	—	—	—	(246)	(3,378)
Net income (loss)	$(5,904)	$(120)	$(80)	$195	$7,493	$5,328

The Company had revenue from international markets totaling $27.7 million for the year ended December 31, 2005, of which $5.8 million was attributable to the Royalties and Licensing segment and $21.9 million was attributable to the 19 Entertainment segment. The Predecessor had revenue from international markets totaling $2.9 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively, all of which was attributable to the Royalties and Licensing segment. The Company had revenue from three customers that each represent greater than 10% of the Company’s total revenue. Two customers accounted for $23.3 million and $12.3 million, respectively, of the 19 Entertainment segment’s total revenue. The other customer accounted for $12.0 million of the 19 Entertainment segment’s total revenue and $6.0 million of the Royalties and Licensing segment’s total revenue.

13.   Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $2.0 million, $0.1 million and $0.1 million and $0.5 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003 and the years ended December 31, 2004 and 2003 (Predecessor), respectively, and $0.1 million for the period January 1—February 7, 2005 (Predecessor). Minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Year Ending December 31,
2006	$2,651
2007	2,290
2008	2,265
2009	2,225
2010	1,873
Thereafter	6,185
$17,489

The Company is required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley Business. In addition, the purchase price for MBST is subject to a working capital adjustment, of which $1.1 million was paid to the sellers in cash and $0.5 million in common stock in 2005. The final working capital adjustment will be determined in 2006 and could result in additional payments to the sellers that are expected to be less than $1.0 million. In addition, the sellers of MBST may receive up to an additional 150,000 restricted shares of common stock upon satisfaction of certain performance thresholds over the five year period following the closing.

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)
Year Ending December 31,
2006	$9,686
2007	9,465
2008	7,875
2009	7,643
2010	2,467
Thereafter	2,287
$39,423

Contingencies

There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

14.   Related Party Transactions

Included in the consolidated statement of operations for the year ended December 31, 2005 are $2.2 million of costs related to the transition of the Company from an entity with no operations. These costs include $1.2 million of operating costs of an affiliate of RFX Acquisition LLC, primarily salaries, employee benefits, rent and other overhead costs incurred from November 2004 through February 7, 2005, which, pursuant to certain agreements, were reimbursed by CKX upon closing of the RFX Acquisition LLC investment and the Presley Acquisition. The remaining costs consist of legal expenses, listing fees, and due diligence expenses.

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

Priscilla Presley, the mother of Lisa Marie Presley, the sole beneficiary of the trust which owned the Presley Business prior to February 7, 2005, made appearances on behalf of the Presley Business prior to its acquisition on February 7, 2005. The related salary expense was approximately $0.9 million for the years ended December 31, 2004 and 2003 (Predecessor) and $0.1 million for the period January 1—February 7, 2005 (Predecessor).

15.   Retirement Plan

The Company adopted the Predecessor’s defined contribution plan in 2005 covering U.S. employees who have met eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of what an employee contributes to the plan. The Company’s matching contribution for the year ended December 31, 2005 was $0.3 million. The Predecessor’s matching contribution for the years ended December 31, 2004 and 2003 were $0.3 million and $0.3 million, respectively. The Predecessor’s matching contribution for the period January 1—February 7, 2005 was less than $0.1 million.

16.   Discontinued Operations Impairment and Loss (Predecessor)

As result of recurring losses by the restaurant operation of the Predecessor, management closed the restaurant in September 2003. The restaurant had no operating results for the year ended December 31, 2004. The results of the restaurant operation are included in discontinued operations for the year ended December 31, 2003. Summary operating results for the discontinued operation for the year ended December 31, 2003 were as follows:

(in thousands)
Revenue	$2,012
Pre-tax loss	$(1,037)
Discontinued loss, net of tax	$(653)

The impairment loss for the discontinued operation for the years ended December 31, 2004 and 2003 (Predecessor) were as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Impairment loss on net assets and other accruals	$(400)	$(4,425)
Tax benefit	154	1,700
	$(246)	$(2,725)

The liability included on the Company’s consolidated balance sheet related to the restaurant lease as of December 31, 2005 was $0.4 million and as of December 31, 2004 and 2003, the Predecessor’s liability was $0.7 million.

17.   Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis. Certain prior quarter amounts have been reclassified for current period presentation. All amounts for all periods shown are in thousands, except share information.

For the year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$9,987	$33,402	$59,780	$17,436	$120,605
Depreciation and amortization	1,261	4,417	4,401	4,831	14,910
Operating income (loss)	(1,462)	1,971	4,873	(8,234)	(2,852)
Other income	700	1,107	1,037	126	2,970
Income tax expense (benefit)	(990)	(720)	3,440	(875)	855
Equity in earnings of affiliates	—	361	298	184	843
Minority interest	(194)	(518)	(312)	(272)	(1,296)
Net income (loss)	(924)	(1,444)	3,115	(6,651)	(5,904)
Dividends on preferred stock	(264)	(456)	(456)	(456)	(1,632)
Accretion of beneficial conversion feature	(17,762)	—	—	—	(17,762)
Net income (loss) available to commons shareholders	(18,950)	(1,900)	2,659	(7,107)	(25,298)
Basic and diluted income (loss) per common share	$(0.61)	$(0.03)	$0.03	$(0.08)	$(0.35)
Basic common shares outstanding	31,169,140	69,455,184	91,858,319	92,165,348	71,429,858
Diluted common shares outstanding	31,169,140	69,455,184	92,932,174	92,165,348	71,429,858

For the year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$—	$—	$—	$—	$—
Selling, general and administration expenses	24	19	25	32	100
Interest expenses	3	6	5	6	20
Net income (loss) available to commons shareholders	(27)	(25)	(30)	(38)	(120)
Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Basic common shares outstanding	4,283,061	4,283,061	4,283,061	4,283,061	4,283,061
Diluted common shares outstanding	4,283,061	4,283,061	4,283,061	4,283,061	4,283,061

For the year ended December 31, 2004 (Predecessor)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues, net	$7,468	$11,567	$12,685	$9,938	$41,658
Depreciation and amortization	297	297	304	303	1,201
Operating income (loss)	(147)	3,931	3,533	2,582	9,899
Other income	16	82	464	271	833
Net income (loss)	(607)	3,622	2,832	1,646	7,493

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

In connection with the audit of the financial statements of the Presley Business for the year ended December 31, 2004, management identified, and Deloitte & Touche LLP, our independent registered public accounting firm, communicated certain material weaknesses in internal controls which existed prior to our acquiring control of the Presley Business.  Prior to our acquisition on February 7, 2005, the Presley Business was a privately owned company and, therefore, was not required to maintain the same level of internal controls as a public company in the United States. The material weaknesses identified at the Presley Business included deficiencies in the number of accounting staff, the financial closing and reporting process, accounting for licensing arrangements and inventory management. Since acquiring the Presley business, we have addressed the deficiencies and material weaknesses identified including hiring a new Vice President of Finance and other accounting staff and engaging outside consultants to implement new controls and procedures at the Presley Business. As a result, management believes the material weaknesses described above have been addressed and resolved.

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of December 31, 2005.  Based on this evaluation, the chief executive officer and financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.  The material weakness relates to the ineffective oversight and review of the Company’s accounting for income taxes.

In the fourth quarter of 2005, management implemented additional oversight and review procedures designed to strengthen the internal control at its acquired businesses and is confident that, as of the date of this filing, the Company has substantially completed the process of fully remediating its deficient controls and procedures at these entities.  As for accounting for income taxes, the Company intends to hire additional staff with the requisite knowledge necessary to properly account for foreign and domestic income taxes.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the information captioned under the headings “CKX Board of Directors,” “Executive Officers and Directors of CKX, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2006.

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Company has also adopted a separate Code of Ethics for Senior Financial Management that applies to our Chief Executive Officer, Chief Financial Officer, Director of Legal and Governmental Affairs and other officers in our finance and accounting department. The codes of conduct and ethics are posted on our website located at www.ckx.com.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference from the information captioned “Executive Compensation” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information captioned “Security Ownership of Certain Beneficial Owners and Management” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information captioned “Related Party Transactions” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

ITEM 14.         PRINCIPAL ACCOUTANT FEES AND SERVICES

Incorporated by reference from the information captioned “Services Provided by the Independent Public Accountant and Fees Paid” included in our Proxy Statement in connection with the annual meeting of stockholders to be held in May 2006.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

See Table of Contents to Consolidated Financial Statements at page 49.

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005 (CKX), 2004 and 2003 (CKX and Predecessor)

Financial Statement Schedule

SCHEDULE II

CKX, Inc.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005 (CKX), 2004 AND 2003 (CKX AND PREDECESSOR)
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	to Costs	Additions Charged		Balance at
Description	Period	and Expenses	to Other Accounts	Deductions	End of Period
2005
Accounts receivable
Allowance for doubtful accounts	$—	$27	$—	$(20)	$7
Inventory
Allowance for obsolescence	$—	$394	$—	$—	$394
Deferred taxes
Valuation allowance	$—	$—	$31,405	$—	$31,405
Total	$—	$421	$31,405	$(20)	$31,806
2004
Accounts receivable
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Inventory
Allowance for obsolescence	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
2003
Accounts receivable
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Inventory
Allowance for obsolescence	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
2004 (Predecessor)
Accounts receivable
Allowance for doubtful accounts	$110	$—	$—	$(40)	$70
Inventory
Allowance for obsolescence	$175	$50	$—	$—	$225
Total	$285	$50	$—	$(40)	$295
2003 (Predecessor)
Accounts receivable
Allowance for doubtful accounts	$30	$80	$—	$—	$110
Inventory
Allowance for obsolescence	$125	$50	$—	$—	$175
Total	$155	$130	$—	$—	$285

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Bylaws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (Previously filed as Exhibit 4.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
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

4.4

Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

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
4.7

Letter Agreement, dated June 6, 2005 among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

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

10.9

Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and Elvis Presley Enterprises, Inc. with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

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

10.13

Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, CKX UK Holdings Limited, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.22 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.14

Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2005 among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.21 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.15

Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.13 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.16

Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.17

Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.18

Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.19

Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.20

Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.21	Employment Agreement between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.18 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.22	Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.19 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.23	Employment Agreement between the Company and Howard J. Tytel (Previously filed as Exhibit 10.20 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.24	Employment Agreement between the Company and Thomas P. Benson (Previously filed as Exhibit 10.21 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.25

Employment Agreement between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).

10.26

Director’s Service Agreement, dated March 17, 2005 between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.27

Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.28

Shareholders Agreement dated June 22, 2004 between 19 Merchandising Limited, David Beckham, Victoria Beckham and Beckham Brand Limited (Previously filed as Exhibit 10.28 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).

10.29

Revolving Credit Facility Commitment Letter, dated June 2, 2005, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2005, and incorporated herein by reference).

10.30

Agreement and Plan of Merger, dated as of July 22, 2005, by and among the Company, MBST Acquisition Corp. and Focus Acquisition Corp. and Lawrence Brezner, David Steinberg and Stephen Tenenbaum, The Lawrence Brezner Living Trust, The Steinberg/Thayer Living Trust, and The Tenenbaum Living Trust and Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc., Focus Enterprises, Inc. and StepTeco, Inc. (Previously filed as Exhibit 10.1 to the Form 10-QSB for the three months ended September 30, 2005, and incorporated herein by reference).

*10.31	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2005.
*10.32	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement.
*10.33	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series.
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
*21.2	List of Subsidiaries.
*23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
*23.2	Consent of Deloitte & Touche LLP relating to the Presley Business.
*23.3	Consent of Piercy Bowler Taylor & Kern relating to CKX, Inc.
*31.1	Certification of Principal Executive Officer.
*31.2	Certification of Principal Financial Officer.
*32.1	Section 1350 Certification of Principal Executive Officer.
*32.2	Section 1350 Certification of Principal Financial Officer.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto r duly authorized.

CKX, Inc.
By:	/s/ ROBERT F.X. SILLERMAN	March 13, 2006
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board
By:	/s/ THOMAS P. BENSON	March 13, 2006
Thomas P. Benson
Chief Financial Officer, Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	March 13, 2006
Robert F.X. Sillerman, Chairman of the Board
By:	/s/ MICHAEL G. FERREL	March 13, 2006
Michael G. Ferrel, Director
By:	/s/ MITCHELL J. SLATER	March 13, 2006
Mitchell J. Slater, Director
By:	/s/ HOWARD J. TYTEL	March 13, 2006
Howard J. Tytel, Director
By:	/s/ THOMAS P. BENSON	March 13, 2006
Thomas P. Benson, Director
By:	/s/ EDWIN M. BANKS	March 13, 2006
Edwin M. Banks, Director
By:	/s/ EDWARD BLEIER	March 13, 2006
Edward Bleier, Director
By:	/s/ JERRY L. COHEN	March 13, 2006
Jerry L. Cohen, Director
By:	/s/ SIMON FULLER	March 13, 2006
Simon Fuller, Director
By:	/s/ CARL D. HARNICK	March 13, 2006
Carl D. Harnick, Director

By:	/s/ JACK LANGER	March 13, 2006
Jack Langer, Director
By:	/s/ JOHN D. MILLER	March 13, 2006
John D. Miller, Director
By:	/s/ BRUCE MORROW	March 13, 2006
Bruce Morrow, Director
By:	/s/ PRISCILLA PRESLEY	March 13, 2006
Priscilla Presley, Director
By:	/s/ BIRAME N. SOCK	March 13, 2006
Birame N. Sock, Director

INDEX TO EXHIBITS

Exhibit No.	Description
10.31	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2005.
10.32	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement.
10.33	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series.
21.2	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
23.2	Consent of Deloitte & Touche LLP relating to the Presley Business.
23.3	Consent of Piercy Bowler Taylor & Kern relating to CKX, Inc.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.