Form 10-Q
period 2006-03-31
CKX, Inc.
filed 2006-05-09
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of  May 5, 2006, there were 92,358,772 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005 and the period January 1, 2005 to February 7, 2005 (Predecessor)
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005 and the period January 1, 2005 to February 7, 2005 (Predecessor)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
Part II.	OTHER INFORMATION
Item 6	Exhibits

CKX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
	(in thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$30,785	$36,979
Marketable securities, at cost	39,125	42,625
Receivables, net of allowance for doubtful accounts of $0 at March 31, 2006 and $7 at December 31, 2005	23,359	19,503
Inventories, net of allowance for obsolescence of $381 at March 31, 2006 and $394 at December 31, 2005	2,298	2,850
Prepaid expenses	1,922	2,515
Prepaid income taxes	1,477	1,477
Deferred tax assets	150	150
Total current assets	99,116	106,099

Property and equipment—net	29,334	26,685
Receivables	1,456	2,087
Deferred production costs	907	428
Other assets	16,051	13,210
Goodwill	124,617	125,793
Other intangible assets—net	150,722	150,912
Deferred tax assets	3,874	4,914
TOTAL ASSETS	$426,077	$430,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,403	$2,769
Accrued expenses	13,531	17,612
Current portion of long-term debt	631	362
Income taxes payable	3,864	732
Other current liabilities	672	624
Deferred revenue	10,810	12,200
Total current liabilities	31,911	34,299
Long-term liabilities:
Long-term debt	3,258	3,138
Deferred revenue	1,614	1,511
Other long-term liabilities	3,949	3,902
Deferred tax liabilities	30,871	37,043
Total liabilities	71,603	79,893

Minority interest	3,352	3,801
Redeemable restricted common stock—1,672,170 shares outstanding at March 31, 2006 and December 31, 2005	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	22,825
Series C—1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,532,171 and 90,528,818 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	905	905
Additional paid-in-capital	363,074	362,833
Accumulated deficit	(41,334)	(43,931)
Accumulated other comprehensive loss	(17,350)	(19,200)
Total stockholders’ equity	328,120	323,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$426,077	$430,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Predecessor(1)
	Three Months Ended	Three Months Ended	January 1 to
	March 31, 2006	March 31, 2005	February 7, 2005
	(in thousands, except share and per share information)
Revenue	$41,109	$9,987	$3,442
Operating expenses:
Cost of sales	13,254	1,488	423
Selling, general and administrative expenses	13,236	4,466	2,431
Corporate expenses	4,063	2,059	—
Depreciation and amortization	4,737	1,261	126
Other costs	—	2,175	—
Total operating expenses	35,290	11,449	2,980
Operating income (loss)	5,819	(1,462)	462
Interest income	739	25	—
Interest expense	(135)	(983)	(115)
Other income (expense)	(291)	700	—
Income (loss) before income taxes	6,132	(1,720)	347
Income tax expense (benefit)	2,815	(990)	152
Income (loss) before equity in earnings of affiliates and minority interest	3,317	(730)	195
Equity in earnings (losses) of affiliates	(102)	—	—
Minority interest	(162)	(194)	—
Net income (loss)	3,053	(924)	195
Dividends on preferred stock	(456)	(264)	—
Accretion of beneficial conversion feature	—	(17,762)	—
Net income (loss) available to common shareholders	$2,597	$(18,950)	$195
Income (loss) per share:
Basic income (loss) per share	$0.03	$(0.61)
Diluted income (loss) per share	$0.03	$(0.61)
Average number of common shares outstanding:
Basic	92,204,229	31,169,140
Diluted	96,205,957	31,169,140

(1)             Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior period financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three	Three	Predecessor(1)
	Months Ended March 31, 2006	Months Ended March 31, 2005	January 1 to February 7, 2005
		(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,053	$(924)	$195
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,737	1,261	126
Share-based payments	256	—	—
Deferred income taxes	(597)	(2,389)	—
Minority interest	162	194	—
Changes in operating assets and liabilities:
Receivables	(3,225)	(2,149)	(566)
Inventory	552	342	124
Deferred production costs	(479)	(108)	—
Prepaid expenses	593	(1,104)	(576)
Other assets	(830)	—	—
Accounts payable	(366)	3,169	854
Accrued expenses	(4,081)	1,207	194
Deferred revenue	(1,287)	303	1,410
Income taxes payable	3,132	384	152
Other	(339)	—	—
Net cash provided by operating activities	1,281	186	1,913
Cash flows from investing activities:
Acquisition of Presley Business, net of cash acquired of $961	—	(81,706)	—
Acquisition of 19 Entertainment, net of cash acquired of $2,528	—	(122,580)	—
Acquisition of certain assets of Elvis-themed museum	(3,888)	—	—
Acquisition of affiliate	(2,838)	—	—
Proceeds from sale of marketable securities	3,500	—	—
Purchase of property and equipment	(3,097)	(196)	(2)
Net cash used in investing activities	(6,323)	(204,482)	(2)
Cash flows from financing activities:
Issuance of common stock	—	3,058	—
Exercise of warrants	—	30,000	—
Proceeds from Huff investment	—	43,819	—
Proceeds from credit facilities	—	148,000	—
Costs associated with Huff investment and credit facility	—	(3,207)	—
Distributions to Presley minority interest	(611)	—	—
Principal payments on debt	(362)	—	(185)
Dividends paid on preferred stock	(456)	—	—
Distributions to trust beneficiary	—	—	(23)
Net cash provided by (used in) financing activities	(1,429)	221,670	(208)
Effect of exchange rate changes on cash	277	(62)	—
Net increase (decrease) in cash and equivalents	(6,194)	17,312	1,703
Cash and cash equivalents - beginning of period	36,979	—	201
Cash and cash equivalents - end of period	$30,785	$17,312	$1,904
Supplemental Cash flow data:
Cash paid during the period for:
Interest	$188	$1	$172
Income taxes	296	—	125

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior period financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2006 (in thousands):

Common stock issued to independent directors	$44
Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	750

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2005 (in thousands):

Common stock issued as partial consideration for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued as partial consideration for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note in connection with the Presley Business acquisition	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

General

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

The financial information in this report for the three months ended March 31, 2006 and 2005 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements for the period from January 1 — February 7, 2005, has been presented. See Note 4 for a description of the acquisition.

Simultaneous with the RFX Investment and the acquisition of the Presley Business, The Huff Alternative Fund, L.P. and its affiliate contributed to the Company an aggregate of $43.3 million in cash, after fees and expenses, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, there are currently no shares of Series A Convertible Redeemable Preferred Stock outstanding. As a result of the early conversion, a non-cash dividend of $17.8 million was recorded in our financial statements for the three months ended March 31, 2005.

The allocation of the proceeds from the Huff Investment resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This was due in part to the allocation of proceeds raised to the warrants as well as the conversion ratio of one share of preferred stock into 2.8 shares of common stock. This beneficial conversion feature was to be accreted over the eight-year redemption period and recorded as a preferred dividend. As a result of the conversion described above, a non-cash dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

Critical Accounting Policies

During the three months ended March 31, 2006, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

2. Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income (loss)	$3,053	$(924)
Other comprehensive income:
Foreign currency translation adjustments	1,850	30
Comprehensive income (loss)	$4,903	$(894)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements for the period of March 18, 2005 to March 31, 2005 and for the three months ended March 31, 2006. There were no differences between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005.

3. Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Basic and diluted earnings per share for the three months ended March 31, 2006 is $0.03 per share. The diluted earnings per share calculation excludes the impact of the conversion of 1,491,817 shares of Convertible Series B Preferred shares because the effect would be anti-dilutive. Diluted loss per share for the three months ended March 31, 2005 is the same as basic loss per share because the calculation is anti-dilutive due to the reported net loss available to common shareholders. As a result, 6,543,413 shares are excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 since the effect would be anti-dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

		Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
		(in thousands, except per share and share information)
	Basic income (loss) per share computation:
	Net income (loss)	$3,053	$(924)
Less:	Dividends on preferred stock	(456)	(264)
	Accretion of beneficial conversion feature	—	(17,762)
	Net income (loss) applicable to common shareholders	$2,597	$(18,950)
	Basic common shares outstanding (including redeemable restricted common stock)	92,204,229	31,169,140
	Basic income (loss) per share	$0.03	$(0.61)
	Diluted income (loss) per share computation:
	Net income (loss)	$3,053	$(924)
Less:	Dividends on preferred stock	(456)	(264)
	Accretion of beneficial conversion feature	—	(17,762)
	Net income (loss) applicable to common shareholders	$2,597	$(18,950)
	Basic common shares outstanding (including redeemable restricted common stock)	92,204,229	31,169,140
	Incremental shares for assumed exercise of warrants and stock options	4,001,728	—
	Diluted common shares outstanding (including redeemable restricted common stock)	96,205,957	31,169,140
	Diluted income (loss) per share	$0.03	$(0.61)

4. Acquisitions

The Presley Business (Predecessor)

On February 7, 2005, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). The consideration for the acquisition included (i) $53.1 million in cash, (ii) 1,491,817 shares of Series B Convertible Preferred Stock, (iii) one share of Series C Convertible Preferred Stock, (iv) 500,000 shares of common stock and (v) the repayment of $25.1 million in indebtedness. Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). For the three months ended March 31, 2005, the results of operations of the Presley Business are included in the results of the Company since the date of acquisition.

19 Entertainment

On March 17, 2005 the Company acquired 100% of 19 Entertainment Limited (“19 Entertainment”), a private limited company incorporated under the laws of England and Wales, that is a creator, producer, and promoter of entertainment properties, including the IDOLS television show format. For the three months ended March 31, 2005, the results of operations of 19 Entertainment are included in the results of the Company from the date of acquisition. Consideration for the acquisition consisted of £64.5 million (US $124.4 million based on the exchange rate at the date of acquisition) in cash, 198,388 unregistered shares of common stock and 1,672,170 shares of Redeemable Restricted Common Stock, each paid at closing, with an additional £19.2 million (US $34.0 million) of deferred consideration that was paid in cash on December 15, 2005.

MBST

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration paid at closing of $1.0 million in cash and 700,000 restricted shares of common stock. The purchase price is subject to a working capital adjustment, of which $1.1 million in cash and 40,480 shares were paid to the sellers in 2005. Additional working capital adjustments may be made in 2006 which could result in additional payments to the sellers that are expected to be less than $1.0 million. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The estimated fair values of the assets acquired and liabilities assumed are based on a preliminary valuation preformed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed.

Transactions During the Three Months Ended March 31, 2006

In March 2006, the Presley Business completed its previously announced acquisition of certain of the assets of an Elvis-themed museum located in Las Vegas, Nevada, including certain intellectual property rights as well as a substantial portion of the memorabilia formerly on display at the establishment. The total purchase price for the assets was approximately $4.7 million, $3.9 million (including $0.1 million of transaction costs) of which was paid in cash at closing and $750,000 of which was paid in the form of a three-year promissory note. The Company paid $2.0 million for the acquired memorabilia and $2.7 million for a non-compete agreement from the former owners which will be amortized over five years. The sellers have agreed to permanently close the existing museum and the name of the museum will be retired as part of the Company’s overall plan to bring a world-class Elvis-themed attraction to Las Vegas.

In March 2006, 19 Entertainment acquired the remaining 50% of a previously 50%-owned affiliate engaged in the management of songwriters and producers. The purchase price for the remaining 50% interest was £1.6 million (US $2.8 million based on the exchange rate at the date of acquisition), paid in cash at closing. The Company has performed a preliminary valuation of the assets acquired and has made an initial allocation of $0.5 million to other intangible assets, which will be amortized over five years, and $2.3 million to goodwill.

5. Intangible Assets and Goodwill

Intangible assets and goodwill as of March 31, 2006 consist of (in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Intangible Assets Acquired During 2006	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	13.8 years	$28,900	$—	$(2,007)	$—	$26,893
Other Presley intangible assets	15.8 years	10,880	2,732	(1,752)	—	11,860
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	6.0 years	78,043	—	(9,163)	(7,466)	61,414
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	2.7 years	12,526	523	(3,853)	(1,095)	8,101
MBST artist contracts, profit participation rights and consulting agreement	6.4 years	4,745	—	(456)	—	4,289
		$135,094	$3,255	$(17,231)	$(8,561)	$112,557
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property		$38,165				$38,165

	Balance at December 31, 2005	Goodwill Acquired During 2006	2006 Foreign Currency Translation Adjustment	Other Adjustments	Balance at March 31, 2006
Goodwill:
Presley Business:
Royalties and Licensing	$6,967	$—	$—	$(4,535)	$2,432
Graceland Operations	7,675	—	—	—	7,675
19 Entertainment	102,096	2,253	1,108	—	105,457
MBST	9,055	—	—	(2)	9,053
Total	$125,793	$2,253	$1,108	$(4,537)	$124,617

The finalization of the Presley Business purchase price allocation resulted in a decrease in goodwill and deferred tax liabilities of $4.5 million in the three months ended March 31, 2006.

6. Debt

At March 31, 2006, the Company had total debt of $3.9 million. $3.1 million represents the amount outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business.

In conjunction with the Presley Business acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, the Company issued a promissory note to the sellers for $750,000, which bears interest at 5% per annum and is payable in 36 equal monthly installments.

7. Stockholders’ Equity

At March 31, 2006, the Company had outstanding warrants to purchase an aggregate of 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

8. Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 3,601,834 at March 31, 2006. In 2005, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. Total share-based compensation expense for the three months ended March 31, 2006 was $0.3 million, including share-based compensation expense for stock plan awards of $0.2 million.

In January 2006, an aggregate of 3,353 shares of common stock were issued to the Company’s independent directors. These shares represent the portion of the directors’ compensation for the three months ended December 31, 2005 that is payable in common stock. The shares have been valued at $13.04, the closing stock price on the date issued. The total value of these shares was expensed as share-based compensation in 2005.

9. Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended March 31, 2006, the Company’s effective tax rate was 45.9%. The Company recorded a provision for income taxes of $2.8 million comprised of federal, state and local and foreign taxes.

The Company believes that due to its short operating history and the Company’s strategic direction to make additional significant acquisitions in the near future, the Company may not have sufficient taxable income to utilize its net operating loss carryforwards and foreign tax credits. Therefore, the Company has not provided a tax benefit in the three months ended March 31, 2006 related to the net operating loss carryforwards and foreign tax credits.

For the three months ended March 31, 2005, the Company recorded an income tax benefit of $1.0 million which was comprised mainly of provisions for foreign taxes relating to the profitable operations of 19 Entertainment and state income tax expense relating to the Presley Business, net of a tax benefit on the net operating loss in the United States. For the three months ended March 31, 2005, the Company’s effective tax rate was 57.6%

10. Segment Information

As of March 31, 2006, the Company had four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and MBST. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision-maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

The operating income (loss) amounts for the Presley Business after its acquisition by the Company are not directly comparable to the amounts for the Presley Business as Predecessor due to the impact of purchase accounting adjustments made upon the acquisition of the Presley Business on February 7, 2005 which resulted in a substantial increase in the carrying value of fixed and intangible assets and a corresponding increase in depreciation and amortization expense in the post-acquisition periods.

The Company evaluates its operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”).

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Corporate and other	Total
	(amounts in thousands)
Three months ended March 31, 2006:
Revenue	$3,046	$5,178	$31,379	$1,506	$—	$41,109
Operating income (loss)	$1,346	$(1,131)	$9,564	$123	$(4,083)	$5,819
Depreciation and amortization	$645	$342	$3,548	$182	$20	$4,737
OIBDA	$1,991	$(789)	$13,112	$305	$(4,063)	$10,556
Three months ended March 31, 2005:
Revenue	$2,446	$3,352	$4,189	$—	$—	$9,987
Operating income (loss)	$1,285	$(323)	$1,810	$—	$(4,234)	$(1,462)
Depreciation and amortization	$619	$182	$460	$—	$—	$1,261
OIBDA	$1,904	$(141)	$2,270	$—	$(4,234)	$(201)
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462
Depreciation and amortization	$—	$126	$—	$—	$—	$126
OIBDA	$1,167	$(579)	$—	$—	$—	$588
Asset Information:
Segment assets at March 31, 2006	$78,663	$58,558	$205,636	$14,323	$68,897	$426,077
Segment assets at December 31, 2005	$76,694	$56,693	$202,764	$14,195	$79,782	$430,128

Below is a reconciliation of the Company’s OIBDA to net income (loss):

			Predecessor
(amounts in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	January 1 to February 7, 2005
OIBDA	$10,556	$(201)	$588
Depreciation and amortization	(4,737)	(1,261)	(126)
Interest income	739	25	—
Interest expense	(135)	(983)	(115)
Equity in earnings (losses) of affiliates	(102)	—	—
Other income (expense)	(291)	700	—
Income tax benefit (expense)	(2,815)	990	(152)
Minority interest	(162)	(194)	—
Net income (loss)	$3,053	$(924)	$195

11. Subsequent Event

On April 10, 2006, the Company acquired an 80% interest in the name, image and likeness and all other rights of publicity of Muhammad Ali, certain trademarks owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements. The total consideration for the acquisition of these rights and assets was $50.0 million, paid in cash at closing. The business will be operated through a newly formed limited liability company named G.O.A.T. LLC. Mr. Ali, through affiliates, will retain a 20% interest in the business and his wife, Lonnie Ali, will serve as a member of the Management Board of G.O.A.T. LLC.

* * * * *

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant, included in its Annual Report on Form 10-K for the year ended December 31, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

General

We are engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment Limited. On August 9, 2005 we acquired 100% of the outstanding capital stock of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”). On April 10, 2006, the Company acquired an 80% interest in the name, image and likeness and all other rights of publicity of Muhammad Ali, certain trademarks owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements.

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

Presley Business

The Presley Business consists of entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works. The Presley Business consists of two reportable segments: Royalties and Licensing - intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and Graceland Operations - the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

The Royalties and Licensing segment generates revenue from the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term contracts with terms of one to ten years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis during his lifetime that is owned by the Company has generally been assigned to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content.

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

19 Entertainment

19 Entertainment generates revenue from the creation, production and ownership of entertainment properties. Our primary revenue sources include production and license fees and related ratings and rankings bonuses from television programs, and royalties from the sale of recorded music by artists signed to our record labels. We also derive revenue from the sale of merchandise, sponsorships and tours based on our television programs and recorded music artists, and fee income from management clients.

The majority of our revenue is derived from production and license fees and related performance bonuses from producing and licensing the IDOLS television show format in various countries and ancillary revenue streams from the IDOLS brand. Ancillary revenue from the IDOLS brand is generated through agreements which provide us with the option to sign finalists on the IDOLS television shows to long-term recording contracts, concert tours we produce featuring IDOLS finalists and the sale of sponsorships and merchandise involving the IDOLS brand and finalists.

Most of our IDOLS related revenue is paid under agreements with our global television production and distribution partner, FremantleMedia Limited, and our principal global record label partners, Ronagold Limited (an affiliate of SonyBMG) for American Idol seasons one through four and Simco Limited (an affiliate of SonyBMG) for all seasons subsequent to American Idol 4. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts whereby each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts with 19 Recordings covering a specified number of albums over an allotted timeframe.

Our revenue from the IDOLS brand is highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming. We delivered 30.5 hours of the fifth season of American Idol in the first quarter of 2006 and expect to deliver an additional 14.5 hours during the second quarter of 2006.  On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG/Simco, related to its ownership interest in the American Idol television program. Under the terms of the new agreement with Fox, Fox has guaranteed at least four (which includes the currently airing fifth season), and as many as six more seasons of American Idol. The new agreement with Fox requires Fox to order a minimum of 37.0 hours and a maximum of 45.0 hours of American Idol programming each season and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox is also required to pay an annual fee to 19 Entertainment tied to our new recording agreement with SonyBMG.

19 Entertainment’s revenue and OIBDA are seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue and OIBDA during the first half of the calendar year, which corresponds to the dates our American Idol series airs on Fox in the United States. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and rankings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia.

In 2006, 19 Entertainment will also generate significant revenue during the second half of the year from its television show So You Think You Can Dance, which originally aired on Fox in the summer of 2005 and has been renewed for airing in the summer of 2006. 19 Entertainment records 100% of the television and sponsorship revenue and related production and other expenses from So You Think You Can Dance. The contractual share of the revenue that we are required to pay to our production partner is reflected in 19 Entertainment’s operating expenses.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

MBST

MBST is a full service management company with a roster of more than 35 clients, representing an array of leading entertainers including Robin Williams, Billy Crystal and Woody Allen. MBST also has an advisory relationship with Apple Corps, the holding corporation for the Beatles. In addition to its management activities, MBST produces motion pictures.

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

We have reconciled OIBDA to operating income in the following consolidated operating results tables for the three months ended March 31, 2006 and 2005.

Consolidated Operating Results Three Months Ended March 31, 2006
Compared to Combined Three Months Ended March 31, 2005

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the results of the Company for the three months ended March 31, 2006 to the Company’s results for the three months ended March 31, 2005 combined with that of the Predecessor for the period January 1, 2005 to February 7, 2005. Management believes that this provides the most meaningful analysis of the Company’s results for the three months ended March 31, 2006 and 2005.

	CKX Three Months Ended March 31, 2006	CKX Three Months Ended March 31, 2005	Predecessor January 1 to February 7, 2005	Combined Total	Variance

Revenue	$41,109	$9,987	$3,442	$13,429	$27,680
Operating expenses	35,290	11,449	2,980	14,429	20,861
Operating income (loss)	5,819	(1,462)	462	(1,000)	6,819
Interest (expense), net	604	(958)	(115)	(1,073)	1,677
Other income	(291)	700	—	700	(991)
Income (loss) before income taxes	6,132	(1,720)	347	(1,373)	7,505
Income tax expense (benefit)	2,815	(990)	152	(838)	3,653
Income (loss) before equity in earnings of affiliates and minority interest	3,317	(730)	195	(535)	3,852
Equity in earnings (losses) of affiliates	(102)	—	—	—	(102)
Minority interest	(162)	(194)	—	(194)	32
Net income (loss)	$3,053	$(924)	$195	$(729)	$3,782
Operating income (loss)	$5,819	$(1,462)	$462	$(1,000)	$6,819
Depreciation and amortization	4,737	1,261	126	1,387	3,350
OIBDA	$10,556	$(201)	$588	$387	$10,169

The combined total column has been prepared on a different basis of accounting than for the Company for the period ended March 31, 2006. The combined total excludes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business for the predecessor period January 1, 2005 to February 7, 2005.

Revenue

Revenue was $41.1 million for the three months ended March 31, 2006 compared to $13.4 million for the combined 2005 period. The increase of $27.7 million is primarily attributable to $31.4 million of revenue at 19 Entertainment for the three months ended March 31, 2006, up from $4.2 million from its date of acquisition (March 17, 2005) to March 31, 2005. Revenue at the Presley Business was $8.2 million for the three months ended March 31, 2006, a decrease of $1.0 million compared to revenue of $9.2 million in the combined 2005 period. The decrease at the Presley Business is primarily attributable to a decline in licensing and royalty fees due to licensing income received in the first quarter of 2005 from an Elvis-themed mini-series which aired on the CBS television network in 2005. MBST contributed $1.5 million in revenue for the three months ended March 31, 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 increased by $20.9 million over the combined prior period. Of this increase, $19.4 million reflects the increase in operating expenses of 19 Entertainment for the three months ended March 31, 2006, reflecting the timing of the acquisition which resulted in only a partial quarter of operating expenses being recorded in the first quarter of 2005. Presley Business operating costs increased $0.2 million to $8.0 million, including $0.6 million of acquisition-related depreciation and amortization expenses, in 2006 from $7.8 million in the combined 2005 period. MBST had operating costs of $1.4 million in the first three months of 2006, including $0.2 million of acquisition-related depreciation and amortization expenses. Corporate expenses increased by $2.1 million for the three months ended March 31, 2006, reflecting the timing of the RFX Acquisition LLC acquisition of the Company, which resulted in only a partial quarter of corporate expenses being recorded in 2005 and additional operating costs for increased headcount and audit-related expenses. For the three months ended March 31, 2005, the Company incurred $2.2 million of other costs related to the transition of the Company from an entity with no operations.

Operating Income

Operating income for the three months ended March 31, 2006 was $5.8 million, compared to a combined operating loss of $1.0 million for the 2005 period. The increase is attributable to $9.6 million of operating income generated in the current period by 19 Entertainment, up from $1.8 million from its date of acquisition to March 31, 2005, $0.1 million of operating income generated by MBST in 2006 and a $0.1 million decrease in corporate expenses for the current period, partially offset by a $1.2 million decrease in operating income at the Presley Business.

OIBDA

OIBDA increased by $10.2 million to $10.6 million for the three months ended March 31, 2006 as higher OIBDA attributable to 19 Entertainment and MBST of $10.8 million and $0.3 million, respectively, for the three months ended March 31, 2006, and a $0.2 million decrease in corporate and other expenses were partially offset by lower OIBDA of $1.1 million at the Presley Business.

Interest Income/Expense, net

The Company had net interest income of $0.6 million for the three months ended March 31, 2006, attributable to income generated from cash and marketable securities. The Company had net interest expense of $1.1 million for the combined 2005 period attributable to interest costs associated with borrowings incurred to finance the acquisitions of the Presley Business and 19 Entertainment.

Other Income (Loss)

Other loss of $0.3 million for the three months ended March 31, 2006 was primarily foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies. Other income of $0.7 million for the three months ended March 31, 2005 was primarily foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended March 31, 2006, the Company’s effective tax rate was 45.9%. The Company recorded a provision for income taxes of $2.8 million comprised of federal, state and local and foreign taxes.

The Company believes that due to its short operating history and the Company’s strategic direction to make additional significant acquisitions in the near future, the Company may not have sufficient taxable income to utilize its net operating loss carryforwards and foreign tax credits. Therefore, the Company has not provided a tax benefit in the three months ended March 31, 2006 related to the net operating loss carryforwards and foreign tax credits.

For the three months ended March 31, 2005, the Company recognized a net income tax benefit of $0.8 million for the combined period. This net benefit reflects foreign income tax expense related to the profitable operations of the 19 Entertainment business, state income tax expense related to the Presley business and a federal income tax benefit related to the overall loss incurred.

Equity in Earnings (Losses) of Affiliates

The Company recorded $0.1 million of losses in unconsolidated affiliates for the three months ended March 31, 2006.

Minority Interest

Minority interest expense of $0.2 million for the three months ended March 31, 2006 reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner.

Net Income

Net income was $3.1 million in 2006 compared to combined net loss of $0.7 million for the combined period in 2005.

The results of the Company’s four reportable segments are discussed below.

Presley Business

Revenue for the Presley Business was $8.2 million for the three months ended March 31, 2006, a decrease of $1.0 million, or 11% from the combined prior year period. Operating expenses for the Presley Business, including acquisition-related depreciation and amortization expenses of $0.6 million, were $8.0 million, an increase of $0.2 million, or 3% from the combined prior year period. Operating income for the Presley Business for the three months ended March 31, 2006 was $0.2 million, a decrease of $1.2 million, or 86% from the prior period. OIBDA for the Presley Business was $1.2 million for the three months ended March 31, 2006, a decrease of $1.1 million, or 48% from the combined prior year period.

Royalties and Licensing

Revenue related to the Royalties and Licensing segment was $3.0 million, a decrease of $1.1 million, or 27% from the prior year combined period. This decrease was largely due to the CBS television mini-series revenue received in 2005. In addition, music publishing revenue was slightly lower than the prior period and revenue from the 2004 release of digitally enhanced videos and DVD’s of “‘68 Special” and “Aloha from Hawaii” declined in 2006 from 2005. Partially offsetting these revenue declines was $0.6 million in the three months ended March 31, 2006 from a royalty audit settlement with SonyBMG.  Operating expenses related to the Royalties and Licensing segment, including acquisition-related depreciation and amortization expenses of $0.6 million in 2006 and 2005, were $1.7 million for the three months ended March 31, 2006 and 2005. OIBDA related to the Royalties and Licensing segment was $2.0 million for the three months ended March 31, 2006.

Graceland Operations

The operating results related to Graceland Operations include several sources of revenue. Tour and exhibit revenue for the three months ended March 31, 2006 was $1.8 million, a decrease of $0.1 million, or 4% from the prior year. This decrease resulted from a 12% decline in visitors from 96,800 to 85,000 partially offset by a 9% increase in per visitor spending. We believe that the decline in attendance was due to the continued impact of Hurricane Katrina and higher gasoline prices which have significantly impacted the level of tourism in the Gulf Coast region. We are unable to predict when or if tourism levels in the region will return to historical levels. Additionally, January 2005 was also positively affected by unusually high attendance from international travelers for special events celebrating Elvis’ 70th birthday and the first three months of 2006 were negatively affected by unusually harsh winter weather which closed Graceland for part of two weekends. Revenue from Graceland’s retail operations was $2.1 million, an increase of $0.2 million, or 10%, due primarily to a change in July 2005 to the mail order retail business where the Company now bears the business risk for sales and related expenses and therefore records sales and cost of sales. During the first three months of 2005, mail order retail sales were outsourced and the Company received a commission based on net sales. In addition, there was a 6% reduction in on-site retail sales attributed to the decline in attendance. The reduction in on-site retail sales was offset by higher sales of inventory to distributors as the Company exited the direct wholesale business. Hotel room revenue was $0.6 million, which was flat against the prior year, as the average occupancy rate decreased slightly from 61% in 2005 to 57% in 2006 but was offset by a higher yield per room due to rate increases implemented in the second quarter of 2005. Operating expenses related to Graceland Operations were $6.3 million compared to $6.1 million in the prior period, an increase of $0.2 million, or 3%, due to fulfillment and distribution costs for the mail order retail sales business. OIBDA related to the Graceland Operations segment was ($0.8) million for the three months ended March 31, 2006.

19 Entertainment

Revenue and operating expenses, including depreciation and amortization expense of $3.5 million ($3.4 million of acquisition-related depreciation and amortization expense), for 19 Entertainment for the three months ended March 31, 2006 were $31.4 million and $21.8 million, respectively. Revenue and operating expenses, including depreciation and amortization expense of $0.5 million ($0.4 million of acquisition-related depreciation and amortization expense), for the period from the date of acquisition, March 17, 2005, through March 31, 2005 were $4.2 million and $2.4 million, respectively. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales and selling, general and administrative expenses for the three months ended March 31, 2006:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$13,868	$(4,167)	$9,701
Other IDOLS television programs (including license fees and sponsorship)	2,426	(28)	2,398
Other television productions	1,231	(1,139)	92
Recorded music, management clients and other	13,854	(6,844)	7,010
	31,379	(12,178)	19,201

Selling, general and administrative expenses			(6,089)
Depreciation and amortization			(3,548)
Operating income			$9,564

Operating income			$9,564
Depreciation and amortization			3,548
OIBDA			$13,112

American Idol 5 began airing in the U.S. in January 2006 and 30.5 hours of a forecasted 45.0 total series hours were broadcast in the quarter ended March 31, 2006. Beginning in 2006, 19 Entertainment is recording revenue for American Idol 5 based upon the November 2005 amended Fox agreement. 19 Entertainment will recognize the $9.0 million in incremental guaranteed license fees it will receive from Fox in 2006 from the amended Fox agreement ratably as the hours aired; $6.1 million of the incremental guaranteed license fee was recognized in the three months ended March 31, 2006 based on the hours broadcast. 19 Entertainment also receives a premium license fee per hour from Fox on an escalating scale for broadcast hours in excess of 26.5 hours per season, which are recorded as the milestone broadcast episodes are aired. During the first quarter of 2006, premium license fee revenue was recorded for 4.0 hours. In addition to the license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in certain demographics at the conclusion of the broadcast season. These fees will be recorded as revenue at the conclusion of the broadcast season when the final ratings and rankings are known. Additionally, an annual fee of $5.0 million paid by Fox to 19 Entertainment for designating SonyBMG as the continuing record label for American Idol artists and for featuring certain SonyBMG controlled talent on the show has been recorded in full in the three months ended March 31, 2006 as the obligations under the agreement governing this payment have been fulfilled.

American Idol 4 was broadcast in the U.S. between January and May 2005. Our results of operations for the period from the date of acquisition, March 17, 2005, through March 31, 2005 included the broadcast of 4.0 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

MBST

MBST contributed $1.5 million in revenue for the three months ended March 31, 2006. Operating expenses, including acquisition-related depreciation and amortization expenses of $0.2 million, were $1.4 million. OBIDA was $0.3 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

Revolving Credit Facility Commitment—On June 2, 2005, we obtained commitments from Bear Stearns Corporate Lending Inc., an affiliate of Bear, Stearns & Co. Inc., as administrative agent and as a lender, Lehman Commercial Paper Inc., an affiliate of Lehman Brothers Inc., Credit Suisse and The Bank of New York, as lenders, relating to a 364-day, $50.0 million revolving credit facility, which commitments were subject to consummation of a stock offering by the Company and repayment of all amounts outstanding under our short term senior loans, which occurred on June 27, 2005, as well as the conditions summarized below. Bear, Stearns & Co. Inc. will act as sole and exclusive advisor, lead arranger and bookrunner in respect of this revolving credit facility. As amended on September 22, 2005, the commitments of the lenders to provide the revolving credit facility will expire on the earlier of (i) June 27, 2006, and (ii) the date on which we consummate, or (if earlier) obtain a definitive commitment from a financial institution (whether or not such financial institution is one of the lenders committed under the revolving credit facility) for a bank financing (A) in an aggregate principal amount equal to or greater than $50.0 million, and (B) with a term no shorter than that of the existing revolving credit facility commitment.

The proceeds of loans under the revolving credit facility will be permitted to be used for general corporate purposes (including working capital) in the ordinary course of business and to fund future acquisitions. Amounts borrowed under the revolving credit facility will bear interest at a rate equal to LIBOR plus 200 basis points, increasing to LIBOR plus 250 basis points at any time when $25.0 million or more in aggregate principal amount of loans, letters of credit and swing line loans are outstanding.

If the Company borrows under the revolving credit facility, it will restrict our ability to incur debt, sell assets, merge or acquire businesses, and pay dividends, among other matters, and will require us to maintain certain financial covenants, including (i) a minimum interest coverage ratio, (ii) a maximum debt to EBITDA ratio, (iii) a minimum amount of EBITDA and (iv) a minimum tangible net worth. If we are unable to comply with or satisfy these covenants, we will not be permitted to borrow amounts under the revolving credit facility and the lenders may be able to accelerate all amounts then due thereunder. As of March 31, 2006, the Company is in compliance with all of the financial covenants under the revolving credit facility commitment.

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

We are currently in negotiations with a group of banks, including the parties to the existing revolving credit facility commitment, regarding a new long-term $125 million revolving credit facility which would replace the existing revolving credit facility commitment. We expect that the new long-term revolving credit facility will include financial covenants and other restrictions which are generally similar to those in the existing revolving credit facility commitment. No assurance can be given that we will be able to arrange a new long-term revolving credit facility.

Cash Flow for the Three Months Ended March 31, 2006 and 2005

Operating Activities

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2006, reflecting net income of $3.1 million, which includes depreciation and amortization expenses of $4.7 million, offset, in part, by the impact of changes in working capital levels in the business related primarily to the seasonality of American Idol.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2005 as the net loss of $0.9 million was offset by depreciation and amortization expenses of $1.3 million.

Investing Activities

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2006. Cash paid for memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum by the Presley Business and for 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $6.7 million. The Company sold $3.5 million of marketable securities during the three months ended March 31, 2006. Capital expenditures of $3.1 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Net cash used in investing activities was $204.5 million for the three months ended March 31, 2005. Cash paid for acquisitions and related costs was $204.3 million. Capital expenditures was $0.2 million.

Financing Activities

Cash used in financing activities was $1.4 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company made distributions to the Presley minority interest shareholder of $0.6 million, principal payments on the Priscilla Presley note of $0.3 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Cash provided by financing activities was $221.7 million for the three months ended March 31, 2005, reflecting $145.3 million of net proceeds from the short-term senior credit facilities, $43.3 million of net proceeds from the Huff investment, $30.0 million of proceeds from warrant exercises and $3.1 million from the issuance of common stock.

Uses of Capital

At March 31, 2006, the Company had $3.9 million of debt outstanding, $30.8 million in cash and cash equivalents and $39.1 million in marketable securities. On April 10, 2006, the Company acquired an 80% interest in the name, image and likeness, intellectual property and certain contractual rights of Muhammad Ali for $50.0 million in cash. The remaining cash and cash equivalents and marketable securities will be used to provide additional long-term capital to support the growth of the Company’s business, which may include acquisitions of or investments in entertainment properties and businesses.

We believe that our current cash on hand together with the Company’s revolving credit facility commitment and cash flow from operations will be sufficient to fund our current operations, including payments of interest due under the Priscilla Presley note, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the Presley Business and capital expenditures.

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2006, including additional deferred maintenance at the Heartbreak Hotel, will total approximately $2.0 million.

On February 23, 2006, we announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditional on a number of factors, including obtaining necessary approvals and concessions from local and state authorities and attracting an appropriate hotel partner. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company.

Future Acquisitions

We intend to acquire additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, our revolving credit facility commitment, new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. However, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to the certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to terminate the contract with good cause.

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

Critical Accounting Policies

During the three months ended March 31, 2006, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Off Balance Sheet Arrangements

As of March 31, 2006, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 3.                          Quantitative And Qualitative Disclosure About Market Risk

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

We had $3.9 million of total debt outstanding at March 31, 2006, none of which was variable rate debt. Accordingly, we are not currently exposed to changes in interest rates.

Any future borrowings under the Company’s revolving credit facility commitment would be variable rate debt and the Company would therefore have exposure to interest rate risk.

Foreign Exchange Risk

As a result of our acquisition of 19 Entertainment, we have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate. For example, assuming a hypothetical strengthening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the three months ended March 31, 2006, would have decreased by approximately $0.5 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of March 31, 2006, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provides them with certain rights whereby, during a short period following the six year anniversary of the acquisition, these sellers can exercise a put right to sell 1,672,170 shares of  the Company’s common stock to the Company at a price equal to $13.18 per share. If the Company’s stock price is below $13.18 per share during the period that the put is exercisable and the sellers exercise this put right, the Company will have exposure to market risk for the amount that $13.18 per share exceeds the then market price of the stock for the number of shares put back to the Company.

Item 4.                          Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2006. Based on this evaluation, the chief executive officer and financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The material weakness relates to the ineffective oversight and review of the Company’s accounting for income taxes.

Management intends to implement additional oversight and review procedures designed to strengthen the internal control relating to the accounting for income taxes.

In April 2006, the Company engaged an independent accounting firm to assist with the Company’s accounting for income taxes, beginning with the three months ended March 31, 2006.

Part II—Other Information —

Item 6.                          Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
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
DATE: May 9, 2006