Form 10-Q
period 2006-06-30
CKX, Inc.
filed 2006-08-08
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 4, 2006, there were 92,421,642 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
	(in thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$24,897	$36,979
Marketable securities, at cost	—	42,625
Receivables, net of allowance for doubtful accounts of $42 at June 30, 2006 and $7 at December 31, 2005	44,284	19,503
Inventories, net of allowance for obsolescence of $491 at June 30, 2006 and $394 at December 31, 2005	2,357	2,850
Prepaid expenses	2,720	2,515
Prepaid income taxes	—	1,477
Deferred tax assets	150	150
Total current assets	74,408	106,099
Property and equipment—net	29,861	26,685
Receivables	1,350	2,087
Deferred production costs	618	428
Other assets	21,758	13,210
Goodwill	129,769	125,793
Other intangible assets—net	203,145	150,912
Deferred tax assets	4,914	4,914
TOTAL ASSETS	$465,823	$430,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,551	$2,769
Accrued expenses	26,539	17,612
Current portion of long-term debt	631	362
Income taxes payable	9,335	732
Other current liabilities	2,035	624
Deferred revenue	12,124	12,200
Total current liabilities	53,215	34,299
Long-term liabilities:
Long-term debt	3,196	3,138
Deferred revenue	3,325	1,511
Other long-term liabilities	4,118	3,902
Deferred tax liabilities	30,643	37,043
Total liabilities	94,497	79,893
Minority interest	3,366	3,801
Redeemable restricted common stock—1,672,170 shares outstanding at June 30, 2006 and December 31, 2005	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	22,825
Series C—1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,599,472 and 90,528,818 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	906	905
Additional paid-in-capital	363,971	362,833
Accumulated deficit	(33,792)	(43,931)
Accumulated other comprehensive loss	(8,952)	(19,200)
Total stockholders’ equity	344,958	323,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,823	$430,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(in thousands, except share and per share information)
Revenue	$60,210	$33,402
Operating expenses:
Cost of sales	20,483	11,590
Selling, general and administrative expenses	16,182	12,452
Corporate expenses	4,005	2,972
Depreciation and amortization	5,117	4,417
Total operating expenses	45,787	31,431
Operating income	14,423	1,971
Interest income	248	90
Interest expense	(234)	(3,281)
Write-off of unamortized deferred loan costs	—	(1,894)
Other income (expense)	(125)	1,107
Income (loss) before income taxes	14,312	(2,007)
Income tax expense (benefit)	6,344	(720)
Income (loss) before equity in earnings of affiliates and minority interest	7,968	(1,287)
Equity in earnings of affiliates	530	361
Minority interest	(500)	(518)
Net income (loss)	7,998	(1,444)
Dividends on preferred stock	(456)	(456)
Net income (loss) available to common shareholders	$7,542	$(1,900)
Income (loss) per share:
Basic income (loss) per share	$0.08	$(0.03)
Diluted income (loss) per share	$0.08	$(0.03)
Average number of common shares outstanding:
Basic	92,225,921	69,455,184
Diluted	96,225,503	69,455,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Predecessor(1)
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	January 1 to February 7, 2005
	(in thousands, except share and per share information)
Revenue	$101,319	$43,389	$3,442
Operating expenses:
Cost of sales	33,737	13,078	423
Selling, general and administrative expenses	29,418	16,918	2,431
Corporate expenses	8,068	5,031	—
Depreciation and amortization	9,854	5,678	126
Other costs	—	2,175	—
Total operating expenses	81,077	42,880	2,980
Operating income	20,242	509	462
Interest income	987	115	—
Interest expense	(369)	(4,264)	(115)
Write-off of unamortized deferred loan costs	—	(1,894)
Other income (expense)	(416)	1,807	—
Income (loss) before income taxes	20,444	(3,727)	347
Income tax expense (benefit)	9,159	(1,710)	152
Income (loss) before equity in earnings of affiliates and minority interest	11,285	(2,017)	195
Equity in earnings of affiliates	428	361	—
Minority interest	(662)	(712)	—
Net income (loss)	11,051	(2,368)	195
Dividends on preferred stock	(912)	(720)	—
Accretion of beneficial conversion feature	—	(17,762)	—
Net income (loss) available to common shareholders	$10,139	$(20,850)	$195
Income (loss) per share:
Basic income (loss) per share	$0.11	$(0.39)
Diluted income (loss) per share	$0.11	$(0.39)
Average number of common shares outstanding:
Basic	92,215,135	53,695,652
Diluted	96,206,139	53,695,652

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

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Predecessor(1)
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	January 1 to February 7, 2005
		(in thousands)
Cash flows from operating activities:
Net income (loss)	$11,051	$(2,368)	$195
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,854	5,678	126
Share-based payments	496	322	—
Deferred income taxes	(1,897)	(2,141)	—
Provision for accounts receivable allowance	35	—	—
Provision for inventory allowance	97	—	—
Minority interest	662	211	—
Changes in operating assets and liabilities:
Receivables	(22,258)	3,545	(566)
Inventory	396	209	124
Prepaid expenses and other	1,861	(6,908)	(576)
Other assets	(6,537)	—	—
Accounts payable and accrued expenses	8,514	(602)	1,048
Deferred revenue	(2,997)	2,916	1,410
Income taxes payable	10,077	56	152
Other	1,905	(812)	—
Net cash provided by operating activities	11,259	106	1,913
Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(51,273)	(208,255)	—
Acquisition of certain assets of Elvis-themed museum	(3,888)	—	—
Acquisition of additional interest in affiliate	(2,838)	—	—
Proceeds from sale of marketable securities	42,625	—	—
Investments in marketable securities	—	(68,319)	—
Purchases of property and equipment	(3,931)	(496)	(2)
Net cash used in investing activities	(19,305)	(277,070)	(2)
Cash flows from financing activities:
Issuance of common stock	—	3,058	—
Public offering of common stock	—	253,000	—
Underwriting discount and other offering costs	—	(20,017)	—
Exercise of warrants	—	30,000	—
Proceeds from Huff investment	—	43,819	—
Proceeds from credit facilities	—	148,000	—
Costs associated with Huff investment and credit facility commitment	—	(3,207)	—
Costs associated with new revolving credit facility	(3,086)	—	—
Distributions to minority interest shareholders	(986)	—	—
Principal payments on debt	(425)	(148,390)	(185)
Dividends paid on preferred stock	(912)	(264)	—
Distributions to trust beneficiary	—	—	(23)
Net cash provided by (used in) financing activities	(5,409)	305,999	(208)
Effect of exchange rate changes on cash	1,373	(159)	—
Net increase (decrease) in cash and equivalents	(12,082)	28,876	1,703
Cash and cash equivalents - beginning of period	36,979	—	201
Cash and cash equivalents - end of period	$24,897	$28,876	$1,904
Supplemental Cash flow data:
Cash paid during the period for:
Interest	$197	$3,211	$172
Income taxes	979	—	125

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior period financial information regarding the Predecessor has been presented herein.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisition	599

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2005 (in thousands):

Common stock issued as partial consideration for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued as partial consideration for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note in connection with the Presley Business acquisition	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

General

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operation of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

The financial information in this report for the three and six months ended June 30, 2006 and 2005 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the Company’s current presentation.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be the predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements for the period from January 1—February 7, 2005, has been presented. See Note 4 for a description of the acquisition.

Simultaneous with the RFX investment and the acquisition of the Presley Business, The Huff Alternative Fund, L.P. and its affiliate contributed to the Company an aggregate of $43.3 million in cash, after fees and expenses, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share. On March 21, 2005, The Huff Alternative Fund, L.P. and its affiliate exercised their rights to convert all of their 2,172,400 shares of Series A Convertible Redeemable Preferred Stock into 6,051,253 shares of common stock. Following such conversion, no shares of Series A Convertible Redeemable Preferred Stock remain outstanding.

The allocation of the proceeds from the Huff investment, taking into account, among other things, the value of the warrants and the conversion ratio of one share of preferred stock into 2.8 shares of common stock, resulted in a beneficial conversion feature for the Series A Convertible Redeemable Preferred Stock in the amount of $17.8 million, which reduced the carrying value of the Series A Convertible Redeemable Preferred Stock by that amount. This beneficial conversion feature was to be accreted over the original eight-year redemption period of the Series A Convertible Redeemable Preferred Stock and recorded as a preferred dividend. As a result of the early conversion described above, a non-cash dividend equal to the amount of the unaccreted beneficial conversion feature of $17.8 million was recognized at that time.

Critical Accounting Policies

During the six months ended June 30, 2006, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

2. Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$7,998	$(1,444)	$11,051	$(2,368)
Other comprehensive income:
Foreign currency translation adjustments	8,398	(10,625)	10,248	(10,625)
Comprehensive income (loss)	$16,396	$(12,069)	$21,299	$(13,023)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements for the period of March 18, 2005 to June 30, 2005 and for the six months ended June 30, 2006. No reconciliation between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 is reflected in the table above because there were no adjustments between net income (loss) and comprehensive income (loss) for such period.

3. Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Basic and diluted earnings per share for the three and six months ended June 30, 2006 are $0.08 and $0.11, respectively. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Convertible Series B Preferred shares and the impact of the conversion of all outstanding employee share-based stock plan awards because the effects would be anti-dilutive. Basic and diluted loss per share for the three and six months ended June 30, 2005 is the same as basic loss per share because the calculation is anti-dilutive due to the reported net loss available to common shareholders. As a result, 3,999,582 and 3,991,004 shares are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005, respectively.

The following table shows the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share information)
Basic income (loss) per share computation:
Net income (loss)	$7,998	$(1,444)	$11,051	$(2,368)
Less: Dividends on preferred stock	(456)	(456)	(912)	(720)
Accretion of beneficial conversion feature	—	—	—	(17,762)
Net income (loss) applicable to common shareholders	$7,542	$(1,900)	$10,139	$(20,850)
Basic common shares outstanding (including redeemable restricted common stock)	92,225,921	69,455,184	92,215,135	53,695,652
Basic income (loss) per share	$0.08	$(0.03)	$0.11	$(0.39)
Diluted income (loss) per share computation:
Net income (loss)	$7,998	$(1,444)	$11,051	$(2,368)
Less: Dividends on preferred stock	(456)	(456)	(912)	(720)
Accretion of beneficial conversion feature	—	—	—	(17,762)
Net income (loss) applicable to common shareholders	$7,542	$(1,900)	$10,139	$(20,850)
Basic common shares outstanding (including redeemable restricted common stock)	92,225,921	69,455,184	92,215,135	53,695,652
Incremental shares for assumed exercise of warrants and stock options	3,999,582	—	3,991,004	—
Diluted common shares outstanding (including redeemable restricted common stock)	96,225,503	69,455,184	96,206,139	53,695,652
Diluted income (loss) per share	$0.08	$(0.03)	$0.11	$(0.39)

4. Acquisitions

The Presley Business (Predecessor)

On February 7, 2005, the Company acquired an 85% interest in the Presley Business. The consideration for the acquisition included (i) $53.1 million in cash, (ii) 1,491,817 shares of Series B Convertible Preferred Stock, (iii) one share of Series C Convertible Preferred Stock, (iv) 500,000 shares of common stock and (v) the repayment of $25.1 million in indebtedness. Prior to the acquisition of the Presley Business, the Company did not have any operations. The results of operations of the Presley Business are included in the results of the Company since the date of acquisition and in the financial statements of the Predecessor for the period from January 1—February 7, 2005.

In March 2006, the Presley Business acquired certain assets of an Elvis-themed museum located in Las Vegas, Nevada, including certain intellectual property rights as well as a substantial portion of the memorabilia formerly on display at the establishment. The total purchase price for the assets was approximately $4.7 million, $3.9 million (including $0.1 million of transaction costs) of which was paid in cash at closing and $0.8 million of which was paid in the form of a three-year promissory note (see note 6). The Company paid $2.0 million for the acquired memorabilia and $2.7 million for a non-compete agreement from the former owners which is being amortized over five years. The sellers have agreed to permanently close the existing museum and the name of the museum will be retired as part of the Company’s overall plan to bring a world-class Elvis-themed attraction to Las Vegas.

19 Entertainment

On March 17, 2005 the Company acquired 100% of 19 Entertainment Limited (“19 Entertainment”), a private limited company incorporated under the laws of England and Wales, that is a creator, producer, and promoter of entertainment properties, including the IDOLS television show format. Consideration for the acquisition consisted of £64.5 million (US $124.4 million based on the exchange rate at the date of acquisition) in cash, 198,388 unregistered shares of common stock and 1,672,170 shares of redeemable restricted common stock, each paid at closing, with an additional £19.2 million (US $34.0 million based on the exchange rate at the date of payment) of deferred consideration that was paid in cash on December 15, 2005. The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

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

MBST

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration paid at closing of $1.0 million in cash and 700,000 unregistered shares of common stock. The purchase price is subject to a working capital adjustment, of which $1.1 million in cash and 40,480 unregistered shares were paid to the sellers in 2005. Additional working capital adjustments may be made in 2006 which could result in additional payments to the sellers that are expected to be less than $0.5 million. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The allocation of the fair values to the assets acquired and liabilities assumed was based on a valuation prepared by an independent appraisal firm. The results of operations of MBST are included in the results of the Company since the date of acquisition.

The Ali Business

On April 10, 2006, the Company acquired an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The Company acquired the Ali Business for $50.0 million in cash, which was funded from cash on hand, and incurred an additional $2.1 million in transaction costs. The Ali Business will be operated through a newly formed company named Muhammad Ali Enterprises LLC. The Muhammad Ali Family Trust, whose sole trustees are Muhammad Ali and his wife, Yolanda Ali, has historically owned and operated the Ali Business and has retained a 20% interest in the Ali Business.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 10, 2006. These amounts have been adjusted to reflect the Company’s 80% ownership interest. The estimated fair values are based on a preliminary valuation performed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-K for the year ended December 31, 2006. The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows.

(in thousands)
Current assets	$2,760
Intangible assets	54,376
Other assets	73
Assets acquired	57,209
Current liabilities	2,027
Deferred tax liabilities	144
Other liabilities	2,939
Liabilities assumed	5,110
Net assets acquired	$52,099

In accordance with SFAS No. 109, we have provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The preliminary amounts allocated to intangible assets were attributed to the following categories and related useful lives (dollar amounts in thousands):

Trademarks, publicity rights and other intellectual property	$54,056	indefinite
Relationships with licensees	320	3 years

At this time management is unable to determine whether the amounts allocated to the above intangible assets will change when the Company finalizes its valuation and if changes are made, the amount of such changes. A $1.0 million fluctuation in fair value amounts allocated to the relationships with licensees intangible asset would increase or decrease annual amortization expense by $0.3 million.

The Ali Trust, as the holder of a 20% interest in the Ali Business, is entitled to certain preferred minimum distributions of certain cash flow from the Ali Business. During the first twelve month period following closing, the amount of the annual minimum distribution will be $0.5 million. In addition, the Ali Trust has the right to receive an additional 5% membership interest in the Ali Business effective as of the end of the calendar year in which the total compound internal rate of return to the Company on its initial $50 million investment equals or exceeds (i) 30% on a cumulative basis during the five year period following the closing date or (ii) 25% on a cumulative basis for any period commencing on the closing date and ending at any time after the fifth anniversary of the closing date. The Ali Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on the fifth anniversary of the acquisition at a price based on the then current fair market value.

The results of operations of the Ali Business are included in the results of the Company since the date of acquisition.

Pro Forma Information

The following table summarizes unaudited pro forma financial information for the Company assuming the acquisitions and the related financing transactions had occurred on January 1, 2006 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Six Months Ended June 30,
	2006	2005
	(in thousands, except per Share information)
Revenue	$104,926	$70,785
Net income (loss) available to common stockholders	$11,349	$(17,439)
Net income (loss) per common share:
Basic	$0.12	$(0.32)
Diluted	$0.12	$(0.32)

Note that the amounts for the six months ended June 30, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005. The exercises were a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $10.4 million after tax, or $(0.19) per share.

5. Intangible Assets and Goodwill

Intangible assets and goodwill as of June 30, 2006 consist of (dollar amounts in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Intangible Assets Acquired During 2006	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	13.6 years	$28,900	$—	$(2,493)	$—	$26,407
Other Presley intangible assets	15.7 years	10,880	2,742	(2,079)	—	11,543
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	5.8 years	78,043	—	(11,851)	(4,740)	61,452
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	2.4 years	12,526	523	(4,714)	(730)	7,605
MBST artist contracts, profit participation rights and other intangible assets	5.4 years	4,270	—	(646)	—	3,624
Ali Business relationships with licensees	2.8 years	—	320	(27)	—	293
		$134,619	$3,585	$(21,810)	$(5,470)	$110,924

	Balance at December 31, 2005	Indefinite Lived Intangible Assets Acquired During 2006	Balance at June 30, 2006
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,165	$54,056	$92,221

	Balance at December 31, 2005	Goodwill Acquired During 2006	2006 Foreign Currency Translation Adjustment	Other Adjustments	Balance at June 30, 2006
Goodwill:
Presley royalties and licensing	$6,967	$—	$—	$(4,535)	$2,432
Presley Graceland operations	7,675	—	—	—	7,675
19 Entertainment	102,096	2,384	5,749	—	110,229
MBST	9,055	—	—	378	9,433
Total	$125,793	$2,384	$5,749	$(4,157)	$129,769

The finalization of the Presley Business purchase price allocation resulted in a decrease in goodwill and deferred tax liabilities of $4.5 million in the six months ended June 30, 2006.

The finalization of the MBST purchase price allocation resulted in a $0.4 million increase in goodwill and a corresponding decrease in intangible assets in the six months ended June 30, 2006.

6. Debt

At June 30, 2006, the Company had $3.1 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business. In conjunction with the Presley Business acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, the Company issued a promissory note to the sellers, which bears interest at 5% per annum and is payable in 36 equal monthly installments. The Company has $0.7 million outstanding under this note at June 30, 2006.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc., which acted as the sole lead arranger and bookrunner. As of June 30, 2006, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The Credit Facility replaced the Company’s previous $50.0 million financing commitment. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures.

7. Stockholders’ Equity

At June 30, 2006, the Company had outstanding warrants to purchase an aggregate of 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

8. Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by the Company’s stockholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 3,393,033 at June 30, 2006. In 2005, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. Total share-based compensation expense for the three and six months ended June 30, 2006 was $0.2 million and $0.5 million, respectively.

9. Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the six months ended June 30, 2006, the Company’s effective tax rate was 44.8%. The Company recorded a provision for income taxes of $6.3 million and $9.2 million for the three and six months ended June 30, 2006, respectively, comprised of federal, state and local and foreign taxes.

Given the Company’s short operating history and its strategic direction to make additional significant acquisitions in the near future, the Company believes there is uncertainty as to whether the Company’s net operating loss carryforwards and foreign tax credits are realizable. Therefore, the Company has not provided a tax benefit in the three and six months ended June 30, 2006 related to the net operating loss carryforwards and foreign tax credits when calculating its estimated annual effective tax rate. The Company will continue to evaluate this conclusion throughout the remainder of the year. If the Company concludes in the future that it is more likely than not that the net operating loss carry forwards and foreign tax credits are realizable, the estimated tax rate will be reduced accordingly and the benefit for such items will be recognized at that time. As of June 30, 2006, the Company had approximately $9.3 million of federal net operating loss carryforwards and $11.7 million of foreign net operating loss carryforwards for which no benefit has currently been recorded.

In 2005, deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future periods, the reversals will be credited to goodwill in accordance with FAS 109.

For the three and six months ended June 30, 2005, the Company recorded income tax benefits of $0.7 million and $1.7 million, respectively, which were comprised mainly of provisions for foreign taxes relating to the profitable operations of 19 Entertainment and state income tax expense relating to the Presley Business, net of a tax benefit on the net operating loss in the United States.  For the six months ended June 30, 2005, the Company’s effective tax rate was 45.9%.

10. Segment Information

As of June 30, 2006, the Company had five reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment, MBST and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision-maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Ali Business	Corporate and other	Total
	(amounts in thousands)
Three months ended June 30, 2006:
Revenue	$3,568	$9,198	$42,503	$2,275	$2,666	$—	$60,210
Operating income (loss)	$1,698	$1,351	$13,364	$792	$1,245	$(4,027)	$14,423
Depreciation and amortization	$646	$494	$3,726	$198	$31	$22	$5,117
OIBDA	$2,344	$1,845	$17,090	$990	$1,276	$(4,005)	$19,540
Three months ended June 30, 2005:
Revenue	$10,284	$8,588	$14,530	$—	$—	$—	$33,402
Operating income (loss)	$2,545	$1,928	$473	$—	$—	$(2,975)	$1,971
Depreciation and amortization	$1,167	$306	$2,941	$—	$—	$3	$4,417
OIBDA	$3,712	$2,234	$3,414	$—	$—	$(2,972)	$6,388
Six months ended June 30, 2006:
Revenue	$6,615	$14,375	$73,882	$3,781	$2,666	$—	$101,319
Operating income (loss)	$3,044	$220	$22,928	$915	$1,245	$(8,110)	$20,242
Depreciation and amortization	$1,291	$836	$7,274	$380	$31	$42	$9,854
OIBDA	$4,335	$1,056	$30,202	$1,295	$1,276	$(8,068)	$30,096
Six months ended June 30, 2005:
Revenue	$12,730	$11,940	$18,719	$—	$—	$—	$43,389
Operating income (loss)	$3,830	$1,605	$2,283	$—	$—	$(7,209)	509
Depreciation and amortization	$1,786	$488	$3,401	$—	$—	$3	5,678
OIBDA	$5,616	$2,093	$5,684	$—	$—	$(7,206)	$6,187
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$—	$462
Depreciation and amortization	$—	$126	$—	$—	$—	$—	$126
OIBDA	$1,167	$(579)	$—	$—	$—	$—	$588
Asset Information:
Segment assets at June 30, 2006	$77,949	$59,417	$229,791	$14,000	$56,452	$28,214	$465,823
Segment assets at December 31, 2005	$76,694	$56,693	$202,764	$14,195	$—	$79,782	$430,128

Below is a reconciliation of the Company’s OIBDA to net income (loss):

	Three Months Ended		Six Months Ended		Predecessor
	June 30,		June 30,		January 1 to
(amounts in thousands)	2006	2005	2006	2005	February 7, 2005
OIBDA	$19,540	$6,388	$30,096	$6,187	$588
Depreciation and amortization	(5,117)	(4,417)	(9,854)	(5,678)	(126)
Interest income	248	90	987	115	—
Interest expense	(234)	(3,281)	(369)	(4,264)	(115)
Write-off of unamortized deferred loan costs	—	(1,894)	—	(1,894)	—
Equity in earnings of affiliates	530	361	428	361	—
Other income (expense)	(125)	1,107	(416)	1,807	—
Income tax benefit (expense)	(6,344)	720	(9,159)	1,710	(152)
Minority interest	(500)	(518)	(662)	(712)	—
Net income (loss)	$7,998	$(1,444)	$11,051	$(2,368)	$195

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2005. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). The former owner of the Presley Business maintains a 15% interest in the business and is entitled to certain future distributions and has other contractual rights. On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment Limited. On August 9, 2005 we acquired 100% of the outstanding capital stock of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”). On April 10, 2006, the Company acquired an 80% interest in the name, image and likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The former owner of the Ali Business maintains a 20% interest in the business and is entitled to certain future distributions and has other contractual rights.

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

Most of Presley Business revenue sources are dependant upon the public’s continued interest in Elvis Presley and the intellectual property he created.

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

The majority of 19 Entertainment’s revenue is derived from production and license fees and related performance bonuses from producing and licensing the IDOLS television show format in various countries and ancillary revenue streams from the IDOLS brand. Ancillary revenue from the IDOLS brand is generated through agreements which provide us with the option to sign finalists on the IDOLS television shows to long-term recording contracts, concert tours we produce featuring IDOLS finalists and the sale of sponsorships and merchandise involving the IDOLS brand and finalists.

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

Our revenue from the IDOLS brand is highly dependent upon the continued success of the American Idol series, which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming. We delivered 45 hours of programming for the fifth season of American Idol, which aired in the first and second quarters of 2006. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG/Simco, related to our ownership interest in the American Idol television program. Under the terms of the new agreement with Fox, Fox has guaranteed at least three (2007-2009) and as many as five more seasons of American Idol. The new agreement with Fox requires Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox is also required to pay an annual fee to 19 Entertainment tied to our new recording agreement with SonyBMG.

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

19 Entertainment also generates significant revenue from its television show So You Think You Can Dance. The show, which originally aired on Fox in the third quarter of 2005, commenced airing its second season in May 2006. 19 Entertainment records 100% of the television and sponsorship revenue and related production and other expenses from So You Think You Can Dance. The contractual share of the revenue that we are required to pay to our production partner is reflected in 19 Entertainment’s operating expenses.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

MBST

MBST is a full service management company with a roster of 30 clients, representing an array of leading entertainers including Robin Williams, Billy Crystal and Woody Allen. MBST also has an advisory relationship with Apple Corps Ltd., the holding corporation for the Beatles. In addition to its management activities, MBST produces motion pictures.

MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ performance revenue, from consulting fees paid by advisory clients and from participations in films it has produced. Executives and other employees of MBST are also actively involved in developing and implementing revenue enhancement opportunities for the Company’s other entertainment content and assets.

Our significant costs to operate MBST include salaries, rent and general overhead costs. Most of these costs do not vary significantly with our revenue.

Ali Business

The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing arrangements.

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company has generally been assigned to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content. Most of our revenue sources are dependant upon the public’s continued interest in Muhammad Ali and associated intellectual property. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

Our significant costs to operate the Ali Business include commissions, salaries and other general overhead costs. With the exception of commissions, most of our costs do not vary significantly with our revenue.

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

We have reconciled OIBDA to operating income in the following consolidated operating results tables for the three and six months ended June 30, 2006 and 2005.

Consolidated Operating Results Three Months Ended June 30, 2006
Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Variance
	(in thousands)
Revenue	$60,210	$33,402	$26,808
Operating expenses	45,787	31,431	14,356
Operating income	14,423	1,971	12,452
Interest (expense), net	14	(3,191)	3,205
Write-off of unamortized deferred loan costs	—	(1,894)	1,894
Other income (loss)	(125)	1,107	(1,232)
Income (loss) before income taxes	14,312	(2,007)	16,319
Income tax expense (benefit)	6,344	(720)	7,064
Income (loss) before equity in earnings of affiliates and minority interest	7,968	(1,287)	9,255
Equity in earnings of affiliates	530	361	169
Minority interest	(500)	(518)	18
Net income (loss)	$7,998	$(1,444)	$9,442
Operating income	$14,423	$1,971	$12,452
Depreciation and amortization	5,117	4,417	700
OIBDA	$19,540	$6,388	$13,152

Revenue

Revenue was $60.2 million for the three months ended June 30, 2006 compared to $33.4 million for the same period in 2005. The increase of $26.8 million is primarily attributable to a $28.0 million increase in revenue at 19 Entertainment for the three months ended June 30, 2006, reflecting higher revenue associated with American Idol and So You Think You Can Dance. Revenue at the Presley Business was $12.8 million for the three months ended June 30, 2006, a decrease of $6.1 million compared to revenue of $18.9 million in the prior period. The decrease at the Presley Business is primarily attributable to a decline in licensing and royalty fees due to licensing income received in 2005 from the release of “Elvis by the Presleys,” an Elvis-themed television show which aired on network television in 2005. MBST contributed $2.3 million in revenue for the three months ended June 30, 2006. The Ali Business contributed $2.6 million in revenue for the period from the date of acquisition (April 10, 2006) to June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 increased by $14.4 million over the same period in 2005. Of this increase, $15.1 million reflects the increase in operating expenses of 19 Entertainment for the three months ended June 30, 2006, primarily related to the timing of the broadcast of So You Think You Can Dance, which began airing in the second quarter of 2006 rather than the third quarter in 2005. Presley Business operating costs decreased $4.7 million, primarily due to costs related to “Elvis by the Presleys” that were incurred in 2005. MBST incurred operating costs of $1.5 million in the three months ended June 30, 2006. The Ali Business incurred operating costs of $1.4 million for the period from the date of its acquisition (April 10, 2006) through June 30, 2006. Corporate expenses increased by $1.1 million for the three months ended June 30, 2006, reflecting additional operating costs associated with exploring potential acquisitions and additional strategic opportunities, increased headcount and audit-related expenses.

Operating Income

Operating income for the three months ended June 30, 2006 was $14.4 million, compared to operating income of $2.0 million for the three months ended June 30, 2005. The increase is attributable to $13.4 million of operating income generated in the current period by 19 Entertainment, up from $0.5 million for the three months ended June 30, 2005, $0.8 million of operating income generated by MBST in 2006 and $1.2 million of operating income generated by the Ali Business in the period from the date of acquisition to June 30, 2006, partially offset by a $1.4 million decrease in operating income at the Presley Business and a $1.1 million increase in corporate expenses.

OIBDA

OIBDA increased by $13.2 million to $19.5 million for the three months ended June 30, 2006. The increase in OIBDA was primarily attributable to increases at 19 Entertainment, MBST and the Ali Business of $13.7 million, $1.0 million and $1.3 million, respectively, partially offset by lower OIBDA of $1.7 million at the Presley Business and a $1.1 million increase in corporate expenses.

Interest Income/Expense, net

The Company had net interest income of less than $0.1 million for the three months ended June 30, 2006 as interest income on cash and short-term investments was offset by interest expense on the Company’s debt and costs associated with maintaining the Company’s revolving credit facilities. The Company had net interest expense of $3.2 million for the 2005 period, primarily attributable to interest costs associated with borrowings incurred to finance the acquisitions of the Presley Business and 19 Entertainment.

Deferred Loan Cost Write-Off

In the prior year period, unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley Business and 19 Entertainment acquisitions were re-paid in June 2005 from the proceeds of the Company’s public offering of common stock.

Other Income (Loss)

Other loss of $0.1 million for the three months ended June 30, 2006 was primarily a result of foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies. Other income of $1.1 million for the three months ended June 30, 2005 was primarily a result of foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended June 30, 2006, the Company’s effective tax rate was 44.3%. The Company recorded a provision for income taxes of $6.3 for the three months ended June 30, 2006, comprised of federal, state and local and foreign taxes.

Given the Company’s short operating history and its strategic direction to make additional significant acquisitions in the near future, the Company believes there is uncertainty as to whether the Company’s net operating loss carryforwards and foreign tax credits are realizable. Therefore, the Company has not provided a tax benefit in the three months ended June 30, 2006 related to the net operating loss carryforwards and foreign tax credits when calculating its estimated annual effective tax rate. The Company will continue to evaluate this conclusion throughout the remainder of the year. If the Company concludes in the future that it is more likely than not that the net operating loss carry forwards and foreign tax credits are realizable, the estimated tax rate will be reduced accordingly and the benefit for such items will be recognized at that time. As of June 30, 2006, the Company had approximately $9.3 million of federal net operating loss carryforwards and $11.7 million of net operating loss carryforwards for which no benefit has currently been recorded.

In 2005, deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future periods, the reversals will be credited to goodwill in accordance with FAS 109.

For the three and six months ended June 30, 2005, the Company recorded income tax benefits of $0.7 million and $1.7 million, respectively, which were comprised mainly of provisions for foreign taxes relating to the profitable operations of 19 Entertainment and state income tax expense relating to the Presley Business, net of a tax benefit on the net operating loss in the United States.  For the six months ended June 30, 2005, the Company’s effective tax rate was 45.9%.

Equity in Earnings of Affiliates

The Company recorded $0.5 million of earnings in unconsolidated affiliates for the three months ended June 30, 2006 compared to $0.4 million for the comparable year period.

Minority Interest

Minority interest expense of $0.5 million for the three months ended June 30, 2006 reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner and a 20% share in the net income of the Ali Business related to the equity interest retained by the former owner.

Net Income

Net income was $8.0 million for the three months ended June 30, 2006 compared to a net loss of $1.4 million for the period in 2005.

The results of the Company’s five reportable segments are discussed below.

Presley Business

Revenue for the Presley Business was $12.8 million for the three months ended June 30, 2006, a decrease of  $6.1 million, or 32% from the prior year period. Operating expenses for the Presley Business were $9.7 million, a decrease of $4.7 million, or 33% from the prior year period. Operating income for the Presley Business for the three months ended June 30, 2006 was $3.1 million, a decrease of $1.4 million, or 31% from the prior period. OIBDA for the Presley Business was $4.2 million for the three months ended June 30, 2006, a decrease of $1.7 million, or 29% from the prior year period.

Royalties and Licensing

Revenue related to the Royalties and Licensing segment was $3.6 million for the three months ended June 30, 2006, a decrease of $6.7 million, or 65% from the prior year. This decrease in 2006 was largely due to $5.5 million of revenue generated in 2005 from the broadcast of “Elvis by the Presleys” and the release of a four-hour DVD and a book version of the documentary. In addition, revenue from the 2004 release of digitally enhanced videos and DVD’s of “68 Special” and “Aloha from Hawaii” declined by $1.3 million in 2006 from 2005. The Royalties and Licensing segment incurred operating expenses of $1.9 million and $7.7 million for the three months ended June 30, 2006 and 2005, respectively, which included acquisition-related depreciation and amortization expenses of $0.6 million and $1.2 million in 2006 and 2005, respectively. $5.3 million of the decrease was attributable to production costs and other expenses for “Elvis by the Presleys” in 2005, offset by a $0.1 million increase in other operating expenses. OIBDA was $2.3 million for the three months ended June 30, 2006, compared to $3.7 million for the prior year period.

Graceland Operations

The operating results related to Graceland Operations include several sources of revenue. Tour and exhibit revenue for the three months ended June 30, 2006 was $3.8 million, an increase of $0.3 million, or 9% over the prior year. This increase resulted from a 14% increase in per visitor spending partially offset by a 6% decline in visitors from 171,100 to 161,000. Per visitor spending improvement is partially due to an increase in visitors choosing the VIP premium tour that allows certain privileges not available with the other tours. We believe that the decline in attendance was due to the continued impact of Hurricane Katrina in August 2005 and higher gasoline prices which have significantly reduced the level of tourism in the Gulf Coast region, especially among international and group travelers. We are unable to predict when or if tourism levels in the region will return to historical levels. However, certain events in the second quarter of 2006, including the taping of an episode of American Idol at Graceland, which aired in April and the visit by President Bush and the Prime Minister of Japan at the end of June have generated favorable publicity which we believe has contributed to an increase in attendance of 6% in July 2006 over the prior year. Revenue from Graceland’s retail operations was $3.5 million, an increase of $0.2 million, or 6% over the prior year, due primarily to a change in July 2005 to the mail order retail business where the Company now bears the business risk for sales and related expenses and therefore records sales and cost of sales. During the second quarter of 2005, mail order retail sales were outsourced and the Company received a commission based on net sales. In addition, there was a 1% increase in on-site retail sales attributed to an increase in per visitor spending of 7% partially offset by the decline in attendance of 6%. Hotel room revenue was $1.1 million, an increase of $0.1 million or 10% over the prior year, as the average occupancy rate increased from 92% in 2005 to 94% in 2006 and an improvement in yield per room due to rate increases implemented in April of 2006. Operating expenses were $7.8 million compared to $6.7 million in the prior period, an increase of $1.1 million, or 16%, due to amortization related to the purchase of rights to an Elvis-themed museum in Las Vegas, fulfillment and distribution costs for the mail order retail sales business and higher professional services and related costs associated with exploring the potential redevelopment of the Graceland attraction. OIBDA was $1.9 million for the three months ended June 30, 2006, compared to $2.2 million in the prior year period.

19 Entertainment

Revenue and operating expenses, including $3.5 million of acquisition-related depreciation and amortization expenses, for 19 Entertainment for the three months ended June 30, 2006 were $42.5 million and $29.1 million, respectively. Revenue and operating expenses, including $2.8 million of acquisition-related depreciation and amortization expenses, for the three months ended June 30, 2005 were $14.5 million and $14.0 million, respectively. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales and selling, general and administrative expenses for the three months ended June 30, 2006:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$21,205	$(2,616)	$18,589
Other IDOLS television programs (including license fees and sponsorship)	2,963	(33)	2,930
Other television productions	15,314	(12,915)	2,399
Recorded music, management clients and other	3,021	(1,978)	1,043
	42,503	(17,542)	24,961
Selling, general and administrative expenses			(7,871)
Depreciation and amortization			(3,726)
Operating income			$13,364
Operating income			$13,364
Depreciation and amortization			3,726
OIBDA			$17,090

Revenue and operating expenses increased by $28.0 million and $15.1 million, respectively, in the three months ended June 30, 2006 over the prior period primarily due to the recording of revenue for American Idol 5 based upon the November 2005 amended Fox agreement and the shift in the commencement of airing of So You Think You Can Dance from the third quarter of 2005 to the second quarter of 2006. American Idol 5 began airing in the U.S. in January 2006 and the final 14.5 hours of the 45.0 hours that aired during the season were broadcast in the quarter ended June 30, 2006. 19 Entertainment recognized $9.0 million in incremental guaranteed license fees from Fox in 2006 from the amended Fox agreement ratably as the hours aired. $2.9 million of the incremental guaranteed license fee was recognized in the three months ended June 30, 2006 based on the hours broadcast. 19 Entertainment also receives a premium license fee per hour from Fox on an escalating scale for broadcast hours in excess of 26.5 hours per season, which are recorded as the additional broadcast episodes are aired. During the second quarter of 2006, premium license fee revenue was recorded for 14.5 hours. In addition to the license fees, Fox also pays bonus fees depending on the ratings and rankings of the American Idol series in certain demographics over of the broadcast season. Bonus fees were recorded as revenue in the three months ended June 30, 2006 when the final ratings and rankings were determined. Also recorded as revenue in the three months ended June 30, 2006 was 19 Entertainment’s share of the production savings.

American Idol 4 was broadcast in the U.S. between January and May 2005. Our results of operations for the three months ended June 30, 2005 included the broadcast of 14.0 hours of American Idol 4.

MBST

MBST contributed $2.3 million in revenue for the three months ended June 30, 2006. Operating expenses, including acquisition-related depreciation and amortization expenses of $0.2 million, were $1.5 million. OBIDA was $1.0 million for the three months ended June 30, 2006.

Ali Business

The Ali Business contributed $2.6 million in revenue for the period from the date of acquisition (April 10, 2006) to June 30, 2006, of which $1.3 million related to sports memorabilia signings by Mr. Ali. Operating expenses were $1.4 million. OBIDA was $1.3 million for the period from the date of acquisition to June 30, 2006.

Consolidated Operating Results Six Months Ended June 30, 2006
Compared to Combined Six Months Ended June 30, 2005

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result, the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the results of the Company for the six months ended June 30, 2006 to the Company’s results for the six months ended June 30, 2005 combined with that of the Predecessor for the period January 1, 2005 to February 7, 2005. Management believes that this provides the most meaningful analysis of the Company’s results for the six months ended June 30, 2006 and 2005.

	CKX Six Months Ended June 30, 2006	CKX Six Months Ended June 30, 2005	Predecessor January 1 to February 7, 2005	Combined Total	Variance
		(in thousands)
Revenue	$101,319	$43,389	$3,442	$46,831	$54,488
Operating expenses	81,077	42,880	2,980	45,860	35,217
Operating income	20,242	509	462	971	19,271
Interest (expense), net	618	(4,149)	(115)	(4,264)	4,882
Write-off of unamortized deferred loan costs	—	(1,894)	—	(1,894)	1,894
Other income (loss)	(416)	1,807	—	1,807	(2,223)
Income (loss) before income taxes	20,444	(3,727)	347	(3,380)	23,845
Income tax expense (benefit)	9,159	(1,710)	152	(1,558)	10,717
Income (loss) before equity in earnings of affiliates and minority interest	11,285	(2,017)	195	(1,822)	13,107
Equity in earnings of affiliates	428	361	—	361	67
Minority interest	(662)	(712)	—	(712)	50
Net income (loss)	$11,051	$(2,368)	$195	$(2,173)	$13,224
Operating income	$20,242	$509	$462	$971	$19,271
Depreciation and amortization	9,854	5,678	126	5,804	4,050
OIBDA	$30,096	$6,187	$588	$6,775	$23,321

The combined total column has been prepared on a different accounting basis than the Company for the period ended June 30, 2006. The combined total excludes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business for the predecessor period January 1, 2005 to February 7, 2005.

Revenue

Revenue was $101.3 million for the six months ended June 30, 2006 compared to $46.8 million for the combined 2005 period. The increase of $54.5 million is primarily attributable to $73.9 million of revenue at 19 Entertainment for the six months ended June 30, 2006, up from $18.7 million from its date of acquisition (March 17, 2005) to June 30, 2005. Revenue at the Presley Business was $21.0 million for the six months ended June 30, 2006, a decrease of $7.1 million compared to revenue of $28.1 million in the combined 2005 period. The decrease at the Presley Business is primarily attributable to a decline in licensing and royalty fees due to licensing income received in the first half of 2005 from the release of the documentary “Elvis by the Presleys,” which aired on network television in 2005. MBST contributed $3.8 million in revenue for the six months ended June 30, 2006. The Ali Business contributed $2.6 million in revenue for the period from the date of acquisition to June 30, 2006.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were $81.1 million, representing an increase of $35.2 million over the combined prior period. Of this increase, $34.6 million reflects the increase in operating expenses of 19 Entertainment for the six months ended June 30, 2006, compared to the date of acquisition (March 17, 2005) through June 30, 2005, including $3.7 million in additional acquisition-related depreciation and amortization expenses. Presley Business operating costs decreased $4.5 million to $17.7 million in 2006, including $0.5 million in decreased acquisition-related depreciation and amortization expenses as a result of the finalization of the purchase valuation. MBST had operating costs of $2.8 million in the first six months of 2006. The Ali Business had operating costs of $1.4 million in the period from the date of acquisition to June 30, 2006. Corporate expenses increased by $0.9 million for the six months ended June 30, 2006, reflecting the timing of the RFX Acquisition LLC acquisition of the Company, which resulted in only a partial period of corporate expenses being recorded in 2005 and additional operating costs associated with exploring potential acquisitions and additional strategic opportunities, increased headcount and audit-related expenses. For the six months ended June 30, 2005, the Company incurred $2.2 million of other costs related to the transition of the Company from an entity with no operations.

Operating Income

Operating income for the six months ended June 30, 2006 was $20.3 million, compared to combined operating income of $1.0 million for the 2005 period. The increase is attributable to $22.9 million of operating income generated in the current period by 19 Entertainment, up from $2.3 million from its date of acquisition through June 30, 2005, $1.0 million of operating income generated by MBST in 2006, $1.2 million of operating income generated by the Ali Business in the period from the date of acquisition to June 30, 2006, partially offset by a $0.9 million increase in corporate expenses for the current period and a $2.6 million decrease in operating income at the Presley Business.

OIBDA

OIBDA increased by $23.3 million to $30.1 million for the six months ended June 30, 2006 as higher OIBDA attributable to 19 Entertainment, MBST and the Ali Business of $24.5 million, $1.3 million and $1.3 million, respectively, for the six months ended June 30, 2006 were partially offset by a $0.9 million increase in corporate and other expenses and lower OIBDA of $2.9 million at the Presley Business.

Interest Income/Expense, net

The Company had net interest income of $0.6 million for the six months ended June 30, 2006, attributable to $1.0 million in interest income generated from cash and marketable securities, offset in part by $0.4 million of interest expense on the Company’s debt and costs associated with maintaining the Company’s revolving credit facilities. The Company had net interest expense of $4.3 million for the combined 2005 period attributable to interest costs associated with borrowings incurred to finance the acquisitions of the Presley Business and 19 Entertainment. These borrowings were repaid in June 2005 with the proceeds from the Company’s public stock offering on June 27, 2005.

Deferred Loan Cost Write-Off

In the prior year, unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley Business and 19 Entertainment acquisitions were re-paid in June 2005 from the proceeds of the Company’s public offering of common stock.

Other Income (Loss)

Other loss of $0.4 million for the six months ended June 30, 2006 was primarily a result of foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies. Other income of $1.8 million for the six months ended June 30, 2005 was primarily a result of foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the six months ended June 30, 2006, the Company’s effective tax rate was 44.8%. The Company recorded a provision for income taxes of and $9.2 million for the six months ended June 30, 2006, comprised of federal, state and local and foreign taxes.

Given the Company’s short operating history and its strategic direction to make additional significant acquisitions in the near future, the Company believes there is uncertainty as to whether the Company’s net operating loss carryforwards and foreign tax credits are realizable. Therefore, the Company has not provided a tax benefit in the six months ended June 30, 2006 related to the net operating loss carryforwards and foreign tax credits when calculating its estimated annual effective tax rate. The Company will continue to evaluate this conclusion throughout the remainder of the year. If the Company concludes in the future that it is more likely than not that the net operating loss carry forwards and foreign tax credits are realizable, the estimated tax rate will be reduced accordingly and the benefit for such items will be recognized at that time. As of June 30, 2006, the Company had approximately $9.3 million of federal net operating loss carryforwards and $11.7 million of net operating loss carryforwards for which no benefit has currently been recorded.

In 2005, deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future periods, the reversals will be credited to goodwill in accordance with FAS 109.

For the three and six months ended June 30, 2005, the Company recorded income tax benefits of $0.7 million and $1.7 million, respectively, which were comprised mainly of provisions for foreign taxes relating to the profitable operations of 19 Entertainment and state income tax expense relating to the Presley Business, net of a tax benefit on the net operating loss in the United States.  For the six months ended June 30, 2005, the Company’s effective tax rate was 45.9%.

Equity in Earnings  of Affiliates

The Company recorded $0.4 million of earnings in unconsolidated affiliates for the six months ended June 30, 2006 compared to $0.4 million in the 2005 period.

Minority Interest

Minority interest expense of $0.7 million for the six months ended June 30, 2006 reflects a 15% share in the net income of the Presley Business related to the equity interest retained by the former owner and a 20% share in the net income of the Ali Business related to the equity interest retained by the former owner.

Net Income

Net income was $11.1 million in 2006 compared to combined net loss of $2.2 million for the combined period in 2005.

The results of the Company’s five reportable segments are discussed below.

Presley Business

Revenue for the Presley Business was $21.0 million for the six months ended June 30, 2006, a decrease of $7.1 million, or 25% from the combined prior year period. Operating expenses for the Presley Business, including acquisition-related depreciation and amortization expenses of $1.3 million in 2006 and $1.8 million in 2005, were $17.7 million, a decrease of $4.5 million, or 20% from the combined prior year period. Operating income for the Presley Business for the six months ended June 30, 2006 was $3.3 million, a decrease of $2.6 million, or 44% from the combined prior year period. OIBDA for the Presley Business was $5.4 million for the six months ended June 30, 2006, a decrease of $2.9 million, or 35% from the combined prior year period.

Royalties and Licensing

Revenue related to the Royalties and Licensing segment was $6.6 million, a decrease of $7.8 million, or 54% from the prior year combined period. This decrease in 2006 was largely due to $5.5 million of revenue generated in 2005 from the broadcast of “Elvis by the Presleys” and the release of a four-hour DVD and a book version of the documentary. The remaining decrease represents higher 2005 royalties from the 2004 release of digitally enhanced videos and DVDs of “‘68 Special” and “Aloha from Hawaii”, license fees received in 2005 for a separate CBS mini-series and a decline in revenue from commercials and other projects of $2.9 million in 2006. Partially offsetting these revenue declines was the receipt of $0.6 million from a royalty audit settlement with SonyBMG during the first quarter of 2006. Operating expenses were $3.6 million and $9.4 million for the six months ended June 30, 2006 and 2005, respectively, including acquisition-related depreciation and amortization expenses of $1.3 million in 2006 and $1.8 million in 2005. $5.3 million of the decrease was attributable to production costs and other expenses for “Elvis by the Presleys” in 2005.  OIBDA related to the Royalties and Licensing segment was $4.3 million for the six months ended June 30, 2006, compared to $6.8 million in the combined prior year  period.

Graceland Operations

The operating results related to Graceland Operations include several sources of revenue. Tour and exhibit revenue for the six months ended June 30, 2006 was $5.6 million, an increase of $0.2 million, or 3% over the prior year. This increase resulted from a 12% increase in per visitor spending partially offset by an 8% decline in visitors from 267,900 to 246,100. Per visitor spending improvement is partially due to an increase in visitors choosing the VIP premium tour. We believe that the decline in attendance is due to the continued impact of Hurricane Katrina and higher gasoline prices which have significantly impacted the level of tourism in the Gulf Coast region, especially in international and group tourism. We are unable to predict when or if tourism levels in the region will return to historical levels. Additionally, January 2005 was also positively affected by unusually high attendance from international travelers for special events celebrating Elvis’ 70th  birthday and the first three months of 2006 were negatively affected by unusually harsh winter weather which closed Graceland for part of two weekends. However, certain events in the second quarter of 2006 including the taping of an episode of American Idol at Graceland, which aired in April and the visit by President Bush and the  Prime Minister of Japan at the end of June also generated favorable publicity which we believe has contributed to an increase in attendance of 6% in July 2006 over the prior year. Revenue from Graceland’s retail operations for the six months ended June 30, 2006 was $5.6 million, an increase of $0.4 million, or 8%, due primarily to a change in July 2005 to the mail order retail business where the Company now bears the business risk for sales and related expenses and therefore records sales and cost of sales. During the first six months of 2005, mail order retail sales were outsourced and the Company received a commission based on net sales. For the six months ended June 30, 2006, Graceland on-site retail sales decreased 1.5% over the prior year attributed to the 8% decline in attendance, partially offset by an increase in per visitor spending of  7%. Hotel room revenue was $1.7 million in the 2006 period, an increase of less than $0.1 million or 2% over the prior year. Operating expenses related to Graceland Operations were $14.1 million compared to $12.8 million in the prior period, an increase of $1.3 million, or 10%, due to amortization related to the purchase of rights to an Elvis-themed museum in Las Vegas, fulfillment and distribution costs for the mail order retail sales business, higher professional services and related costs associated with exploring the potential redevelopment of the Graceland attraction and higher advertising costs. OIBDA related to the Graceland Operations segment was $1.1 million for the six months ended June 30, 2006, compared to $1.5 million in the combined prior year period.

19 Entertainment

Revenue and operating expenses, including $6.9 million of acquisition-related depreciation and amortization expense, for 19 Entertainment for the six months ended June 30, 2006 were $73.9 million and $51.0 million, respectively. Revenue and operating expenses, including $3.2 million of acquisition-related depreciation and amortization expense, for the period from the date of acquisition, March 17, 2005, through June 30, 2005 were $18.7 million and $16.4 million, respectively. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales and selling, general and administrative expenses for the six months ended June 30, 2006:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$35,072	$(6,782)	$28,290
Other IDOLS television programs (including license fees and sponsorship)	5,389	(62)	5,327
Other television productions	16,546	(14,054)	2,492
Recorded music, management clients and other	16,875	(8,822)	8,053
	73,882	(29,720)	44,162
Selling, general and administrative expenses			(13,960)
Depreciation and amortization			(7,274)
Operating income			$22,928
Operating income			$22,928
Depreciation and amortization			7,274
OIBDA			$30,202

Revenue and operating expenses increased by $55.2 million and $34.6 million, respectively, in the six months ended June 30, 2006 over the prior period primarily due to the recording of revenue for American Idol 5 based upon the November 2005 amended Fox agreement, the shift in the commencement of airing So You Think You Can Dance from the third quarter of 2005 to the second quarter of 2006 and the recognition of a full six months of CKX ownership in 2006. American Idol 5 began airing in the U.S. in January 2006 and 45 total series hours were broadcast in the six months ended June 30, 2006. 19 Entertainment recognized $9.0 million in incremental guaranteed license fees in 2006 from the amended Fox agreement as all of the hours in the broadcast season had aired. 19 Entertainment also receives a premium license fee per hour from Fox on an escalating scale for broadcast hours in excess of 26.5 hours per season, which are recorded as the additional broadcast episodes are aired. During the six months ended June 30, 2006, premium license fee revenue was recorded for 18.5 hours. In addition to the license fees, Fox also pays bonus fees depending on the ratings and rankings of American Idol series in certain demographics over of the broadcast season. These fees have been recorded as revenue at the conclusion of the broadcast season when the final ratings and rankings were known. Also recorded as revenue in the six months ended June 30, 2006 was 19 Entertainment’s share of the production savings. Additionally, an annual fee of $5.0 million paid by Fox to 19 Entertainment for designating SonyBMG as the continuing record label for American Idol artists and for featuring certain SonyBMG controlled talent on the show has been recorded in the six months ended June 30, 2006 as the obligations under the agreement governing this payment have been fulfilled.

American Idol 4 was broadcast in the United States between January and May 2005. Our results of operations for the period from the date of acquisition, March 17, 2005, through June 30, 2005 included the broadcast of 18.0 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

MBST

MBST contributed $3.8 million in revenue for the six months ended June 30, 2006. Operating expenses, including acquisition-related depreciation and amortization expenses of $0.3 million, were $2.8 million. OBIDA was $1.3 million for the six months ended June 30, 2006.

Ali Business

The Ali Business contributed $2.6 million in revenue for the period from the date of acquisition to June 30, 2006 of which $1.3 million related to sports memorabilia signings by Mr. Ali. Operating expenses were $1.4 million. OBIDA was $1.3 million for the period from the date of acquisition to June 30, 2006.

Liquidity and Capital Resources

Revolving Credit Facility - On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc., which acted as the sole lead arranger and sole bookrunner. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The Credit Facility replaced the Company’s previous $50.0 million financing commitment. As of June 30, 2006, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility will bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility will bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

Cash Flow for the Six Months Ended June 30, 2006 and 2005

Operating Activities

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2006, reflecting net income of $11.1 million, which includes depreciation and amortization expenses of $9.8 million, offset, in part, by the impact of changes in working capital levels in the business related primarily to the seasonality of American Idol and So You Think You Can Dance.

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2005 as the net loss of $2.4 million was offset by depreciation and amortization expenses of $5.7 million.

Investing Activities

Net cash used in investing activities was $19.3 million for the six months ended June 30, 2006. Cash paid for the Ali Business, certain assets of a Las Vegas-based Elvis-themed museum and for 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $58.0 million. The Company sold $42.6 million of marketable securities during the six months ended June 30, 2006. Capital expenditures of $3.9 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Net cash used in investing activities was $277.1 million for the six months ended June 30, 2005. Cash paid as consideration for acquisitions and related costs were $208.3 million. Capital expenditures were $0.5 million.

Financing Activities

Cash used in financing activities was $5.4 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company made payments totaling $3.1 million for costs associated with the new revolving credit facility, distributions to minority interest shareholders of $1.0 million, principal payments on notes payable of $0.4 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock.

Cash provided by financing activities was $306.0 million for the six months ended June 30, 2005, reflecting $145.3 million of net proceeds from the short-term senior credit facilities, $43.3 million of net proceeds from the Huff investment, $30.0 million of proceeds from warrant exercises and $3.1 million from the issuance of common stock.

Uses of Capital

At June 30, 2006, the Company had $3.8 million of debt outstanding and $24.9 million in cash and cash equivalents.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the each of the Presley Business and Ali Business and capital expenditures.

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2006, primarily related to land purchases in the vicinity around Graceland and additional deferred maintenance at the Heartbreak Hotel, will total approximately $7.0 million.

On February 23, 2006, we announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities and attracting an appropriate hotel partner. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These employment agreements typically contain provisions that allow us to terminate the contract with good cause.

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

Critical Accounting Policies

During the six months ended June 30, 2006, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Off Balance Sheet Arrangements

As of June 30, 2006, we did not have any off balance sheet arrangements as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $3.8 million of total debt outstanding at June 30, 2006, none of which was variable rate debt. Accordingly, we are not currently exposed to changes in interest rates.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the six months ended June 30, 2006 would have decreased by approximately $2.1 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of June 30, 2006, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Item 4. Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of June 30, 2006. Based on this evaluation, the chief executive officer and financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The material weakness relates to the ineffective oversight and review of the Company’s accounting for income taxes.

Management has begun to implement additional oversight and review procedures designed to strengthen the internal control relating to the accounting for income taxes.

In April 2006, the Company engaged an independent accounting firm to assist with the Company’s accounting for income taxes.

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Two proposals were submitted to a vote of, and approved by, the stockholders of the Company at an annual meeting of stockholders held on May 12, 2006. The first proposal was for the election of 12 directors to the Company’s board of directors and the second proposal was for the ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2006. Additional information about the proposals can be found in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 4, 2006.

Of the 93,846,159 shares of stock issued and outstanding and entitled to vote at the annual meeting, 85,945,299 shares were represented in person or by proxy, which constitutes approximately 91.6% of the total votes entitled to be cast at the meeting.  Each share of common stock outstanding is entitled to one vote. Each share of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Sock is entitled to vote on an as converted basis, with each share entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1—Election of Directors

	Number of Shares Voted For	Number of Shares Withheld
Robert F.X. Sillerman	85,758,203	187,096
Michael G. Ferrel	85,758,203	187,096
Simon Fuller	85,758,203	187,096
Mitchell J. Slater	85,757,903	187,396
Howard J. Tytel	85,757,203	188,096
Edwin M. Banks	85,803,943	141,356
Edward Bleier	85,809,543	135,756
Jerry L. Cohen	85,809,543	135,756
Carl D. Harnick	85,810,342	134,957
Jack Langer	85,731,744	213,555
John D. Miller	85,731,744	213,555
Bruce Morrow	85,809,543	135,756

In addition, the holder of the Company’s Series C Convertible Preferred Stock is entitled to elect one member to the Company’s board of directors. The holder of the Series C Convertible Preferred stock confirmed in writing its election of Ms. Priscilla Presley to continue to serve on the Company’s board of directors as the Series C Director until the next annual meeting of the Company’s stockholders or earlier removal by the holder of the Series C Convertible Preferred Stock, in accordance with the Company’s Certificate of Incorporation.

Proposal 2—Ratification of the Appointment of Deloitte & Touche LLP to serve as  the Company’s Independent Registered Public Accounting Firm for its fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
85,677,703	134,656	132,940

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed June 30, 2005, and incorporated herein by reference).
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed June 30, 2005, and incorporated herein by reference).
4.2

Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended June 30, 2005, and incorporated herein by reference).

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
10.1

Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as co-documentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Filed herewith).

10.2

Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, dated October 22, 2002 (Filed herewith).

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

CKX, Inc.

	BY:	/s/ ROBERT F.X. SILLERMAN
		Name:	Robert F.X. Sillerman
		Title:	Chief Executive Officer and Chairman of the Board

	BY:	/s/ THOMAS P. BENSON
		Name:	Thomas P. Benson
		Title:	Chief Financial Officer, Executive Vice President and Treasurer

DATE: August 8, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as co-documentation agents and Bear Stearns Corporate Lending Inc., as administrative agent.

10.2

Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc), Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC),  G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as Trustees of the Muhammad Ali Family Trust, dated October 22, 2002.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.