Form 10-Q
period 2006-09-30
CKX, Inc.
filed 2006-11-09
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 3, 2006, there were 92,594,743 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2006 and December 31, 2005	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and 2005	3
	Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2006 and 2005 and the period January 1, 2005 to February 7, 2005 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005 and the period January 1, 2005 to February 7, 2005 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37
Part II	OTHER INFORMATION
Item 6	Exhibits	38

CKX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$49,194	$36,979
Marketable securities, at cost	—	42,625
Receivables, net of allowance for doubtful accounts of $30 at September 30, 2006 and $7 at December 31, 2005	35,296	19,503
Inventories, net of allowance for obsolescence of $655 at September 30, 2006 and $394 at December 31, 2005	2,405	2,850
Prepaid expenses	5,532	2,515
Prepaid income taxes	—	1,477
Deferred tax assets	150	150
Total current assets	92,577	106,099
Property and equipment—net	34,087	26,685
Receivables	1,259	2,087
Deferred production costs	1,087	428
Other assets	18,997	13,210
Goodwill	139,334	125,793
Other intangible assets—net	201,930	150,912
Deferred tax assets	5,789	4,914
TOTAL ASSETS	$495,060	$430,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,924	$2,769
Accrued expenses	40,698	17,612
Current portion of long-term debt	631	362
Income taxes payable	14,867	732
Other current liabilities	1,167	624
Deferred revenue	8,841	12,200
Total current liabilities	68,128	34,299
Long-term liabilities:
Long-term debt	3,133	3,138
Deferred revenue	3,249	1,511
Other long-term liabilities	4,339	3,902
Deferred tax liabilities	28,640	37,043
Total liabilities	107,489	79,893
Minority interest	3,362	3,801
Redeemable restricted common stock—1,672,170 shares outstanding at September 30, 2006 and December 31, 2005	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	22,825
Series C—1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 90,772,573 and 90,528,818 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	908	905
Additional paid-in-capital	365,915	362,833
Accumulated deficit	(25,503)	(43,931)
Accumulated other comprehensive loss	(2,938)	(19,200)
Total stockholders’ equity	361,207	323,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,060	$430,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
	(in thousands, except share and per share information)
Revenue	$76,522	$59,780
Operating expenses:
Cost of sales	34,356	33,725
Selling, general and administrative expenses	17,801	13,482
Corporate expenses	3,832	3,299
Depreciation and amortization	5,309	4,401
Other costs	2,513	—
Total operating expenses	63,811	54,907
Operating income	12,711	4,873
Interest income	138	698
Interest expense	(382)	(39)
Other income (expense)	(690)	1,037
Income before income taxes, equity in earnings of affiliates and minority interest	11,777	6,569
Income tax expense	2,956	3,440
Income before equity in earnings of affiliates and minority interest	8,821	3,129
Equity in earnings of affiliates	296	298
Minority interest	(372)	(312)
Net income	8,745	3,115
Dividends on preferred stock	(456)	(456)
Net income available to common shareholders	$8,289	$2,659
Income per share:
Basic income per share	$0.09	$0.03
Diluted income per share	$0.09	$0.03
Average number of common shares outstanding:
Basic	92,327,445	91,858,319
Diluted	96,096,416	92,932,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Predecessor(1)
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	January 1 to February 7, 2005
	(in thousands, except share and per share information)
Revenue	$177,841	$103,169	$3,442
Operating expenses:
Cost of sales	68,093	46,803	423
Selling, general and administrative expenses	47,219	30,400	2,431
Corporate expenses	11,254	8,330	—
Depreciation and amortization	15,163	10,079	126
Other costs	3,159	2,175	—
Total operating expenses	144,888	97,787	2,980
Operating income	32,953	5,382	462
Interest income	1,125	813	—
Interest expense	(751)	(4,303)	(115)
Write-off of unamortized deferred loan costs	—	(1,894)	—
Other income (expense)	(1,106)	2,844	—
Income before income taxes, equity in earnings of affiliates and minority interest	32,221	2,842	347
Income tax expense	12,115	1,730	152
Income before equity in earnings of affiliates and minority interest	20,106	1,112	195
Equity in earnings of affiliates	724	659	—
Minority interest	(1,034)	(1,024)	—
Net income	19,796	747	195
Dividends on preferred stock	(1,368)	(1,176)	—
Accretion of beneficial conversion feature	—	(17,762)	—
Net income (loss) available to common shareholders	$18,428	$(18,191)	$195
Income (loss) per share:
Basic income (loss) per share	$0.20	$(0.27)
Diluted income (loss) per share	$0.19	$(0.27)
Average number of common shares outstanding:
Basic	92,252,617	66,559,664
Diluted	96,178,307	66,559,664

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

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Predecessor(1)
	Nine Months Ended	Nine Months Ended	January 1 to
	September 30, 2006	September 30, 2005	February 7, 2005
		(in thousands)
Cash flows from operating activities:
Net income	$19,796	$747	$195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,163	10,079	126
Share-based payments	766	558	—
Deferred income taxes	(4,775)	(112)	—
Provision for accounts receivable allowance	23	21	—
Provision for inventory allowance	262	—	—
Minority interest	1,034	1,024	—
Changes in operating assets and liabilities:
Receivables	(13,406)	4,729	(566)
Inventory	422	(731)	124
Prepaid expenses and other	(73)	(8,929)	(576)
Other assets	(3,776)	2,171	—
Accounts payable and accrued expenses	21,029	11,915	1,048
Deferred revenue	(6,356)	703	1,410
Income taxes payable	16,481	744	152
Other	(524)	642	—
Net cash provided by operating activities	46,066	23,561	1,913
Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(58,088)	(210,818)	—
Acquisition of certain assets of Elvis-themed museum	(3,928)	—	—
Acquisition of additional interest in affiliate	(2,776)	—	—
Proceeds from sale of marketable securities	42,625	—	—
Investments in marketable securities	—	(80,000)	—
Purchases of land, property and equipment	(8,756)	(669)	(2)
Net cash used in investing activities	(30,923)	(291,487)	(2)
Cash flows from financing activities:
Issuance of common stock	—	3,058	—
Public offering of common stock	—	253,000	—
Underwriting discount and other offering costs	—	(20,017)	—
Exercise of warrants	—	30,000	—
Proceeds from Huff investment	—	43,819	—
Proceeds from credit facilities	—	148,000	—
Costs associated with Huff investment and credit facility commitment	—	(3,207)	—
Costs associated with new revolving credit facility	(3,118)	—	—
Distributions to minority interest shareholders	(1,473)	(874)	—
Principal payments on debt	(571)	(148,390)	(185)
Dividends paid on preferred stock	(1,368)	(720)	—
Distributions to trust beneficiary	—	—	(23)
Net cash provided by (used in) financing activities	(6,530)	304,669	(208)
Effect of exchange rate changes on cash	3,602	(214)	—
Net increase in cash and equivalents	12,215	36,529	1,703
Cash and cash equivalents—beginning of period	36,979	—	201
Cash and cash equivalents—end of period	$49,194	$36,529	$1,904
Supplemental Cash flow data:
Cash paid during the period for:
Interest	$334	$3,211	$172
Income taxes	2,029	508	125

(1)                Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior period financial information regarding the Predecessor has been presented herein.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	2,278

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2005 (in thousands):

Common stock issued as partial consideration for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued as partial consideration for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note in connection with the Presley Business acquisition	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Common stock issued for the acquisition of MBST	9,618

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

The financial information in this report for the three and nine months ended September 30, 2006 and 2005 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the Company’s current presentation.

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

Accounting Policies

During the nine months ended September 30, 2006, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

2.                 Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,745	$3,115	$19,796	$747
Other comprehensive income:
Foreign currency translation adjustments	6,014	(4,512)	16,262	(15,167)
Comprehensive income (loss)	$14,759	$(1,397)	$36,058	$(14,420)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements. No reconciliation between net income and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 is reflected in the table above because there were no adjustments between net income and comprehensive income (loss) for such period.

3.                 Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.09. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.20 and $0.19, respectively. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of the conversion of all outstanding employee share-based stock plan awards because the effect would be anti-dilutive. Diluted loss per share for the nine months ended September 30, 2005 is the same as basic loss per share because the conversion of all potential common shares would be anti-dilutive. As a result, 4,363,899 shares are excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005.

The following table shows the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share information)
Basic income (loss) per share computation:
Net income (loss) applicable to common shareholders	$8,289	$2,659	$18,428	$(18,191)
Basic common shares outstanding (including redeemable restricted common stock)	92,327,445	91,858,319	92,252,617	66,559,664
Basic income (loss) per share	$0.09	$0.03	$0.20	$(0.27)
Diluted income (loss) per share computation:
Net income (loss) applicable to common shareholders	$8,289	$2,659	$18,428	$(18,191)
Basic common shares outstanding (including redeemable restricted common stock)	92,327,445	91,858,319	92,252,617	66,559,664
Incremental shares for assumed exercise of warrants	3,768,971	1,073,855	3,925,690	—
Diluted common shares outstanding (including redeemable restricted common stock)	96,096,416	92,932,174	96,178,307	66,559,664
Diluted income (loss) per share	$0.09	$0.03	$0.19	$(0.27)

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

In March 2006, the Presley Business acquired certain assets of an Elvis-themed museum located in Las Vegas, Nevada, including certain intellectual property rights as well as a substantial portion of the memorabilia formerly on display at the establishment. The total purchase price for the assets was approximately $4.7 million, $3.9 million (including $0.1 million of transaction costs) of which was paid in cash in full at closing and $0.8 million of which was paid in the form of a three-year promissory note (see note 6). The Company paid $2.0 million for the acquired memorabilia and $2.7 million for a non-compete agreement from the former owners which is being amortized over five years. The sellers permanently closed the museum and the name of the museum has been retired as part of the Company’s overall plan to bring a world-class Elvis-themed attraction to Las Vegas.

19 Entertainment

On March 17, 2005, the Company acquired 100% of 19 Entertainment Limited (“19 Entertainment”), a company that is a creator, producer, and promoter of entertainment properties, including the IDOLS television show format. Consideration for the acquisition consisted of £64.5 million ($124.4 million based on the exchange rate at the date of acquisition) in cash, 198,388 unregistered shares of common stock and 1,672,170 shares of redeemable restricted common stock, each paid at closing, with an additional £19.2 million ($34.0 million based on the exchange rate at the date of payment) of deferred consideration that was paid in cash on December 15, 2005. The results of operations of 19 Entertainment are included in the results of the Company since the date of acquisition.

In March 2006, 19 Entertainment acquired the remaining 50% of a previously 50%-owned affiliate engaged in the management of songwriters and producers. The purchase price for the remaining 50% interest was £1.6 million ($2.8 million based on the exchange rate at the date of acquisition), paid in cash at closing. The Company has performed a preliminary valuation of the assets acquired and has made an initial allocation of $0.5 million to other intangible assets, which will be amortized over five years, and $2.3 million to goodwill.

In August 2006, 19 Entertainment acquired 100% of the outstanding capital stock of, a company engaged in marketing services and the creation and promotion of consumer brand awareness. Consideration paid at closing for the acquisition consisted of £3.5 million in cash ($6.7 million based on the exchange rate at the date of acquisition) and 139,553 shares of common stock valued at £0.7 million ($1.3 million based on the exchange rate at the date of acquisition). The Company has performed a preliminary valuation of the assets acquired and has made an initial allocation of $1.3 million to other intangible assets, which will be amortized over five years, and $5.9 million to goodwill.

MBST

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration paid at closing of $1.0 million in cash and 700,000 unregistered shares of common stock. The purchase price is subject to a working capital adjustment, of which $1.1 million in cash and 40,480 unregistered shares were paid to the sellers in 2005 and 28,847 unregistered shares were paid to the sellers in 2006. Additional working capital adjustments may be made in 2006 which could result in additional payments to the sellers that are expected to be less than $0.5 million. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The allocation of the fair values to the assets acquired and liabilities assumed was based on a valuation prepared by an independent appraisal firm. The results of operations of MBST are included in the results of the Company since the date of acquisition.

The Ali Business

On April 10, 2006, the Company acquired an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The Company acquired the Ali Business for $50.0 million in cash, which was funded from cash on hand, and incurred an additional $2.1 million in transaction costs. The Muhammad Ali Family Trust has retained a 20% interest in the Ali Business.

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

The purchase price for the Ali Business was determined based on management’s assessment of the financial prospects of the existing business as well as the increased value the Company believes can be derived from pursuing additional licensing opportunities. The preliminary amounts allocated to intangible assets were attributed to the following categories and related useful lives (dollar amounts in thousands):

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

Pro Forma Information

The following tables summarize unaudited pro forma financial information for the Company assuming the Presley Business, 19 Entertainment, MBST and the Ali Business acquisitions and the related financing transactions had occurred on January 1, 2006 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share information)
Revenue	$76,522	$62,625
Net income (loss) available to common stockholders	$8,289	$3,460
Net income (loss) per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except per share information)
Revenue	$181,448	$133,410
Net income (loss) available to common stockholders	$19,447	$(17,256)
Net income (loss) per common share:
Basic	$0.21	$(0.25)
Diluted	$0.20	$(0.25)

Note that the amounts for the nine months ended September 30, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005. The exercises were a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $14.8 million before tax, or $(0.16) per share after tax.

5.                 Intangible Assets and Goodwill

Intangible assets as of September 30, 2006 consist of (dollar amounts in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Intangible Assets Acquired During 2006	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	13.3 years	$28,900	$—	$(2,979)	$—	$25,921
Other Presley intangible assets	15.4 years	10,880	2,742	(2,397)	—	11,225
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	5.5 years	78,043	—	(14,610)	(2,820)	60,613
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	2.4 years	12,526	1,814	(5,618)	(473)	8,249
MBST artist contracts, profit participation rights and other intangible assets	5.2 years	4,270	—	(836)	—	3,434
Ali Business relationships with licensees	2.5 years	—	320	(53)	—	267
		$134,619	$4,876	$(26,493)	$(3,293)	$109,709

	Balance at December 31, 2005	Indefinite Lived Intangible Assets Acquired During 2006	Balance at September 30, 2006
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,165	$54,056	$92,221

Intangible assets as of December 31, 2005 consist of (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustments	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(1,521)	$—	$27,379
Other Presley intangible assets	10,880	(1,566)	—	9,314
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	78,043	(6,583)	(8,165)	63,295
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	12,526	(3,044)	(1,187)	8,295
MBST artist contracts, profit participation rights and consulting agreement	4,745	(281)	—	4,464
	$135,094	$(12,995)	$(9,352)	$112,747
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,165			$38,165

Amortization expense for definite lived intangible assets was $4.7 million and $3.9 million for the three months ended September 30, 2006 and 2005, respectively, and $13.5 million and $8.8 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, estimated future amortization expense of definite lived intangible assets is as follows:  $4.6 million for the remaining three months of 2006 and $18.2 million, $17.1 million, $15.5 million and $14.8 million for 2007, 2008, 2009 and 2010, respectively.

Goodwill as of September 30, 2006 consists of (dollar amounts in thousands):

	Balance at December 31, 2005	Goodwill Acquired During 2006	2006 Foreign Currency Translation Adjustment	Other Adjustments	Balance at September 30, 2006
Presley royalties and licensing	$6,967	$—	$—	$(4,535)	$2,432
Presley Graceland operations	7,675	—	—	—	7,675
19 Entertainment	102,096	8,122	9,231	—	119,449
MBST	9,055	—	—	723	9,778
Total	$125,793	$8,122	$9,231	$(3,812)	$139,334

The finalization of the Presley Business purchase price allocation resulted in a decrease in goodwill and deferred tax liabilities of $4.5 million in the nine months ended September 30, 2006.

The finalization of the MBST purchase price allocation resulted in a $0.4 million increase in goodwill and a corresponding decrease in intangible assets in the nine months ended September 30, 2006.

6.                 Debt

At September 30, 2006, the Company had $3.1 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business and $0.6 million outstanding under a note issued in conjunction with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum and is payable in 36 equal monthly installments.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. As of September 30, 2006, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures.

7.                 Stockholders’ Equity

At September 30, 2006, the Company had outstanding warrants to purchase 4,551,597 shares of common stock at an exercise price of $2.00 per share which expire on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008.

8.                 Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by the Company’s stockholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 3,371,332 at September 30, 2006. The Company estimates the fair value of share-based payments using the Black Scholes model for stock options and the market price of the Company’s common stock for stock grants. Total share-based compensation expense for the three and nine months ended September 30, 2006 was $0.3 million and $0.8 million, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2005 was $0.2 million and $0.5 million, respectively.

9.                 Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the nine months ended September 30, 2006, the Company’s effective tax rate was 37.6%. The Company recorded a provision for income taxes of $3.0 million and $12.1 million for the three and nine months ended September 30, 2006.

During the third quarter of 2006, the Company determined that it is more likely than not that the Company’s deferred tax assets for net operating loss carryforwards and other temporary differences of $7.5 million will be realized in 2006. In addition, the Company determined that it is more likely than not that it will be able to partially utilize foreign tax credits arising from foreign income taxes paid during 2006. Accordingly, the Company reduced the valuation allowance previously recorded against the net operating loss carryforwards and other temporary differences. The valuation allowance was recorded in prior periods because it was not more likely than not that these deferred tax assets would be realized in the future due to the Company’s short operating history, its strategic direction to make additional significant acquisitions and the uncertainty surrounding future taxable income. The Company now believes that there is sufficient certainty with respect to its tax position for the current year. The Company has achieved substantial taxable income during the nine months ended September 30, 2006, has met internal financial forecasts and the uncertainty arising from the potential impact of additional acquisitions during the year has been reduced.

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

10.          Segment Information

As of September 30, 2006, the Company had five reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment, MBST and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision-maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	MBST	Ali Business	Corporate and other	Total
	(amounts in thousands)
Three months ended September 30, 2006:
Revenue	$2,688	$11,269	$61,075	$873	$617	$—	$76,522
Operating income (loss)	$811	$2,436	$16,253	$(511)	$90	$(6,368)	$12,711
Depreciation and amortization	$645	$507	$3,900	$202	$32	$23	$5,309
OIBDA	$1,456	$2,943	$20,153	$(309)	$122	$(6,345)	$18,020
Three months ended September 30, 2005:
Revenue	$2,837	$10,465	$45,793	$685	$—	$—	$59,780
Operating income (loss)	$550	$2,364	$5,441	$(139)	$—	$(3,343)	$4,873
Depreciation and amortization	$721	$392	$3,170	$116	$—	$2	$4,401
OIBDA	$1,271	$2,756	$8,611	$(23)	$—	$(3,341)	$9,274
Nine months ended September 30, 2006:
Revenue	$9,303	$25,644	$134,957	$4,654	$3,283	$—	$177,841
Operating income (loss)	$3,855	$2,656	$39,181	$404	$1,335	$(14,478)	$32,953
Depreciation and amortization	$1,936	$1,343	$11,174	$582	$63	$65	$15,163
OIBDA	$5,791	$3,999	$50,355	$986	$1,398	$(14,413)	$48,116
Nine months ended September 30, 2005:
Revenue	$15,567	$22,405	$64,512	$685	$—	$—	$103,169
Operating income (loss)	$4,382	$3,964	$7,724	$(139)	$—	$(10,549)	$5,382
Depreciation and amortization	$2,507	$880	$6,571	$116	$—	$5	$10,079
OIBDA	$6,889	$4,844	$14,295	$(23)	$—	$(10,544)	$15,461
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$—	$462
Depreciation and amortization	$—	$126	$—	$—	$—	$—	$126
OIBDA	$1,167	$(579)	$—	$—	$—	$—	$588
Asset Information:
Segment assets at September 30, 2006	$76,533	$64,177	$233,707	$13,927	$56,312	$50,404	$495,060
Segment assets at December 31, 2005	$76,694	$56,693	$202,764	$14,195	$—	$79,782	$430,128

Below is a reconciliation of the Company’s OIBDA to net income:

					Predecessor
	Three Months Ended		Nine Months Ended		January 1 to
	September 30,		September 30,		February 7,
	2006	2005	2006	2005	2005
	(amounts in thousands)
OIBDA	$18,020	$9,274	$48,116	$15,461	$588
Depreciation and amortization	(5,309)	(4,401)	(15,163)	(10,079)	(126)
Interest income	138	698	1,125	813	—
Interest expense	(382)	(39)	(751)	(4,303)	(115)
Write-off of unamortized deferred loan costs	—	—	—	(1,894)	—
Equity in earnings of affiliates	296	298	724	659	—
Other income (expense)	(690)	1,037	(1,106)	2,844	—
Income tax expense	(2,956)	(3,440)	(12,115)	(1,730)	(152)
Minority interest	(372)	(312)	(1,034)	(1,024)	—
Net income	$8,745	$3,115	$19,796	$747	$195

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

Most of the Presley Business’ revenue sources are dependant upon the public’s continued interest in Elvis Presley and the intellectual property he created.

Our significant costs to operate the Presley Business include salaries, rent and other overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We may also incur discretionary expenses in exploring opportunities to bring Elvis-related attractions to Las Vegas and other strategic locations throughout the world and to redevelop the Graceland attraction.

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

Our revenue from the IDOLS brand is highly dependent upon the continued success of the American Idol series, which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. A portion of our revenue from the

American Idol series is dependent upon the number of hours of programming we deliver. In the fourth broadcast season, which aired during our first and second fiscal quarters of 2005, we delivered 38.5 hours of programming. We delivered 45 hours of programming for the fifth season of American Idol, which aired in the first and second quarters of 2006. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG/Simco, related to our ownership interest in the American Idol television program. Under the terms of the agreement with Fox, Fox has guaranteed at least three (2007-2009) and as many as five more seasons of American Idol. The new agreement with Fox requires Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox is also required to pay an annual fee to 19 Entertainment tied to our new recording agreement with SonyBMG.

19 Entertainment’s revenue and OIBDA are seasonal in nature, reflecting the timing of our television shows and tours in various markets. 19 Entertainment generates higher revenue and OIBDA during the first three quarters of the calendar year, which corresponds to the dates our American Idol series airs on Fox in the United States and the American Idol tour is presented. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and rankings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia.

19 Entertainment also generates significant revenue and OIBDA from its television show So You Think You Can Dance. The show, which originally aired on Fox entirely in the third quarter of 2005, aired its second season from May through August 2006. 19 Entertainment records 100% of the television and sponsorship revenue and related production and other expenses from So You Think You Can Dance. The contractual share of the revenue that we are required to pay to our production partner is reflected in 19 Entertainment’s operating expenses.

Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients.

As a result of the seasonality of 19 Entertainment’s principal television properties, we expect that 19 Entertainment will generate lower revenue and negative OIBDA during the fourth quarter of 2006.

Our significant costs to operate 19 Entertainment include salaries and other compensation, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

MBST

MBST is a full service management company representing an array of leading entertainers including Robin Williams, Billy Crystal and Woody Allen. MBST also has an advisory relationship with Apple Corps Ltd., the holding corporation for the Beatles. In addition to its management activities, MBST produces motion pictures.

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

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content. Most of our revenue sources are dependant upon the public’s continued interest in Muhammad Ali and associated intellectual property. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

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

We have reconciled OIBDA to operating income in the following consolidated operating results tables for the three and nine months ended September 30, 2006 and 2005.

Consolidated Operating Results Three Months Ended September 30, 2006
Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Variance
	(in thousands)
Revenue	$76,522	$59,780	$16,742
Operating expenses	63,811	54,907	8,904
Operating income	12,711	4,873	7,838
Interest (expense), net	(244)	659	(903)
Other income (loss)	(690)	1,037	(1,727)
Income before income taxes	11,777	6,569	5,208
Income tax expense	2,956	3,440	(484)
Income before equity in earnings of affiliates and minority interest	8,821	3,129	5,692
Equity in earnings of affiliates	296	298	(2)
Minority interest	(372)	(312)	(60)
Net income	$8,745	$3,115	$5,630
Operating income	$12,711	$4,873	$7,838
Depreciation and amortization	5,309	4,401	908
OIBDA	$18,020	$9,274	$8,746

Revenue

Revenue was $76.5 million for the three months ended September 30, 2006 compared to $59.8 million for the same period in 2005. The increase of $16.7 million is primarily attributable to a $15.3 million increase in revenue at 19 Entertainment, reflecting higher revenue associated with the American Idol tour. Revenue at the Presley Business increased $0.6 million primarily due to an increase in visitors and per visitor spending at Graceland. MBST contributed $0.9 million in revenue for the three months ended September 30, 2006 compared to $0.7 million from the date of acquisition in 2005. The Ali Business contributed $0.6 million in revenue for the three months ended September 30, 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 increased by $8.9 million over the same period in 2005. Of this increase, $4.4 million reflects the increase in operating expenses of 19 Entertainment, primarily related to higher costs associated with the American Idol tour and increased selling, general and administrative costs. Presley Business operating costs increased $0.3 million, primarily due to increased professional fees and amortization related to the acquisition of assets of an Elvis-themed museum in Las Vegas. MBST incurred operating costs of $1.4 million in the three months ended September 30, 2006, an increase of $0.6 million from 2005 due to the timing of the acquisition. The Ali Business incurred operating costs of $0.5 million in the three months ended September 30, 2006. Corporate expenses increased by $0.6 million for the three months ended September 30, 2006, reflecting increased headcount and increased accounting and audit-related expenses arising from our efforts to comply with the requirements of the Sarbanes-Oxley law. Other costs of $2.5 million in the three months ended September 30, 2006 reflect due diligence costs for potential acquisitions that are not likely to be consummated.

Operating Income

Operating income for the three months ended September 30, 2006 was $12.7 million, compared to operating income of $4.9 million for the three months ended September 30, 2005. The increase is attributable to a $10.9 million increase in operating income at 19 Entertainment, a $0.3 million increase at the Presley Business and $0.1 million of operating income generated by the Ali Business, offset by a $0.4 million decrease at MBST in 2006, a $0.6 million increase in corporate expenses and $2.5 million in other costs.

OIBDA

OIBDA increased by $8.7 million to $18.0 million for the three months ended September 30, 2006. The increase in OIBDA was primarily attributable to increases at 19 Entertainment and the Presley Business of $11.5 million and $0.4 million, respectively, and $0.1 million of OIBDA at the Ali Business, partially offset by a decline in OIBDA of $0.3 million at MBST and a $3.0 million increase in corporate and other expenses.

Interest Income/Expense, net

The Company had net interest expense of $0.2 million for the three months ended September 30, 2006 due to interest expense on the Company’s debt and costs associated with maintaining the Company’s revolving credit facilities offset by interest income on cash. The Company had net interest income of $0.7 million for the 2005 period, primarily attributable to interest income on the unused proceeds from the Company’s public stock offering on June 27, 2005.

Other Income (Loss)

Other loss of $0.7 million for the three months ended September 30, 2006 was primarily a result of foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies. Other income of $1.0 million for the three months ended September 30, 2005 was primarily a result of a foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended September 30, 2006, the Company’s effective tax rate was 25.1%. The Company recorded a provision for income taxes of $3.0 million for the three months ended September 30, 2006.

During the third quarter of 2006, the Company determined that it is more likely than not that the Company’s deferred tax assets for net operating loss carryforwards and other temporary differences of $7.5 million will be realized in 2006. In addition, the Company determined that it is more likely than not that it will be able to partially utilize foreign tax credits arising from foreign income taxes paid during 2006. Accordingly, the Company reduced the valuation allowance previously recorded against the net operating loss carryforwards and other temporary differences. The valuation allowance was recorded in prior periods because it was not more likely than not that these deferred tax assets would be realized in the future due to the Company’s short operating history, its strategic direction to make additional significant acquisitions and the uncertainty surrounding future taxable income. The Company now believes that there is sufficient certainty with respect to its tax position for the current year. The Company has achieved substantial taxable income during the nine months ended September 30, 2006, has met internal financial forecasts and the uncertainty arising from the potential impact of additional acquisitions during the year has been reduced.

In 2005, deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future periods, the reversals will be credited to goodwill in accordance with FAS 109.

For the three months ended September 30, 2005, the Company recorded federal income tax expense of $2.3 million, state income tax expense of $0.8 million and foreign income tax expense of $0.3 million. For the three months ended September 30, 2005, the Company’s effective tax rate was 52.4%.

Equity in Earnings of Affiliates

The Company recorded $0.3 million of earnings in unconsolidated affiliates for the three months ended September 30, 2006 and 2005.

Minority Interest

Minority interest expense of $0.4 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Net Income

Net income was $8.7 million for the three months ended September 30, 2006 compared to $3.1 million for the period in 2005.

The results of the Company’s five reportable segments are discussed below.

Presley Business

Revenue for the Presley Business was $13.9 million for the three months ended September 30, 2006, an increase of $0.6 million, or 5%, over the prior year period. Operating expenses for the Presley Business, including acquisition-related depreciation and amortization expenses of $0.6 million, were $10.7 million, an increase of $0.3 million, or 3%, over the prior year period. Operating income for the Presley Business for the three months ended September 30, 2006 was $3.2 million, an increase of $0.3 million, or 10%, from the prior period. OIBDA for the Presley Business was $4.4 million for the three months ended September 30, 2006, an increase of $0.4 million, or 10%, from the prior year period.

Royalties and Licensing

Revenue for the Royalties and Licensing segment was $2.7 million, a decrease of $0.1 million, or 4%, from the prior year period. This decrease was due to a $0.5 million decline in royalties from the sales of DVD’s of the “‘68 Special” and “Aloha from Hawaii” concerts, which were re-released in 2004, partially offset by higher name, image and likeness royalties from television commercials. Operating expenses for the Royalties and Licensing segment, including acquisition-related depreciation and amortization expenses of $0.6 million and $0.7 million in 2006 and 2005, respectively, were $1.9 million and $2.3 million, respectively, for the three months ended September 30, 2006 and 2005. The decrease of $0.4 million is due to higher production costs in 2005. OIBDA related to the Royalties and Licensing segment was $1.5 million for the three months ended September 30, 2006, compared to $1.3 million in the prior year period.

Graceland Operations

Revenue for the Graceland Operations segment, which includes several sources of revenue, was $11.2 million for the three months ended September 30, 2006, an increase of $0.7 million, or 7%, from the prior year period. Tour and exhibit revenue for the three months ended September 30, 2006 was $4.6 million, an increase of $0.7 million, or 18% from the prior year. This increase resulted from a 12.6% increase in per visitor spending and a 4.5% increase in visitors to 189,279 in 2006 from 181,181 in the prior period, which had been negatively impacted by Hurricane Katrina. The affect on domestic tourism to the Gulf Coast region as a result of Hurricane Katrina and higher gasoline prices seems to be abating, though group and international tourism is still down when compared to the prior year and attendance has not returned to 2004 levels. Certain events in the second quarter of 2006, including the taping of an American Idol episode at Graceland which aired in April and the visit by President Bush and the Prime Minister of Japan at the end of June also generated favorable publicity which we believe contributed to the increase in attendance. Per visitor spending improvement is partially due to an increase in visitors choosing the VIP premium tour option.

Revenue from Graceland’s retail operations was $4.5 million, a decrease of $0.1 million, or 2%, from the prior year. The decrease was due to non-recurring Elvis the Concert international merchandise sales of $0.5 million in 2005, offset by an increase in on-site merchandise sales of $0.3 million and a $0.1 million increase in the mail order retail business. Hotel room revenue of $1.1 million was up 4% from the prior year, as the average occupancy rate was flat and yield per room improved due to rate increases.

Operating expenses for the Graceland Operations segment were $8.8 million compared to $8.1 million in the prior period, an increase of $0.7 million, or 9%, due primarily to higher professional services and related costs associated with the potential redevelopment of Graceland and our new initiatives with Cirque du Soleil. OIBDA for the Graceland Operations segment was $2.9 million for the three months ended September 30, 2006, compared to $2.8 million in the prior year period.

19 Entertainment

Revenue for 19 Entertainment was $61.1 million for the three months ended September 30, 2006, an increase of $15.3 million, or 33%, over the prior year period. Operating expenses for 19 Entertainment, including acquisition-related depreciation and amortization expenses of $3.7 million, were $44.8 million, an increase of $4.4 million, or 11%, over the prior year period. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales, operating income and OIBDA for the three months ended September 30, 2006:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication,sponsorship, merchandise and touring)	$30,666	$(12,950)	$17,716
Other IDOLS television programs (including license fees and sponsorship)	1,104	—	1,104
So You Think You Can Dance and other television productions	18,246	(13,751)	4,495
Recorded music, management clients and other	11,059	(5,365)	5,694
	$61,075	$(32,066)	$29,009
Selling, general and administrative expenses			(8,856)
Depreciation and amortization			(3,900)
Operating income			$16,253
Operating income			$16,253
Depreciation and amortization			3,900
OIBDA			$20,153

The increase in revenue was primarily due to the growth of the American Idol 5 tour, which played 60 dates as compared to 40 dates for the American Idol 4 tour in the prior period. The American Idol 5 tour also benefited from strong ticket sales, better terms with the tour promoter and higher sponsorship revenues. Revenues for So You Think You Can Dance declined $3.4 million from the prior year period reflecting a shift in the commencement of airing from the third quarter of 2005 to the second quarter of 2006. So You Think You Can Dance broadcast 15 hours in the third quarter of 2006 as compared to 17.5 hours in the prior year period. Music revenues increased $4.0 million over the prior year period reflecting the continuing success of prior American Idol artists.

Operating expenses increased by $4.4 million, or 11%, in the three months ended September 30, 2006 over the prior year period reflecting increased tour costs and music royalties.

MBST

MBST contributed $0.9 million in revenue for the three months ended September 30, 2006, compared to $0.7 million for the period from the date of acquisition (August 9, 2005) through September 30, 2005. Operating expenses were $1.4 million and $0.8 million for the three months ended September 30, 2006 and the period from the date of acquisition through September 30, 2005, respectively. OBIDA was ($0.3) million and break-even for the three months ended September 30, 2006 and the period from the date of acquisition through September 30, 2005, respectively. The decline in OIBDA in 2006 reflects timing differences on new projects from certain major clients.

Ali Business

The Ali Business contributed $0.6 million in revenue for three months ended September 30, 2006. Operating expenses were $0.5 million. OBIDA was $0.1 million for the three months ended September 30, 2006.

Consolidated Operating Results Nine Months Ended September 30, 2006
Compared to Combined Nine Months Ended September 30, 2005

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result, the Presley Business is considered to be the predecessor company. To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the results of the Company for the nine months ended September 30, 2006 to the Company’s results for the nine months ended September 30, 2005 combined with that of the Predecessor for the period January 1, 2005 to February 7, 2005. The results of operations of the Predecessor and CKX are not necessarily comparable, in part due to the change in basis resulting from the Company’s acquisition of the Predecessor. Although the combined 2005 financial information does not comply with generally accepted accounting principles, management is providing this information solely to explain changes in results of operations for the periods presented in the financial statements. The combined total column has been prepared on a different accounting basis than the Company for the period ended September 30, 2006. The combined total excludes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business for the predecessor period January 1, 2005 to February 7, 2005.

	CKX Nine Months Ended September 30, 2006	CKX Nine Months Ended September 30, 2005	Predecessor January 1 to February 7, 2005	Combined Total	Variance
		(in thousands)
Revenue	$177,841	$103,169	$3,442	$106,611	$71,230
Operating expenses	144,888	97,787	2,980	100,767	44,121
Operating income	32,953	5,382	462	5,844	27,109
Interest (expense), net	374	(3,490)	(115)	(3,605)	3,979
Write-off of unamortized deferred loan costs	—	(1,894)	—	(1,894)	1,894
Other income (loss)	(1,106)	2,844	—	2,844	(3,950)
Income (loss) before income taxes	32,221	2,842	347	3,189	29,032
Income tax expense (benefit)	12,115	1,730	152	1,882	10,233
Income (loss) before equity in earnings of affiliates and minority interest	20,106	1,112	195	1,307	18,799
Equity in earnings of affiliates	724	659	—	659	65
Minority interest	(1,034)	(1,024)	—	(1,024)	(10)
Net income (loss)	$19,796	$747	$195	$942	$18,854
Operating income	$32,953	$5,382	$462	$5,844	$27,109
Depreciation and amortization	15,163	10,079	126	10,205	4,958
OIBDA	$48,116	$15,461	$588	$16,049	$32,067

Revenue

Revenue was $177.8 million for the nine months ended September 30, 2006 compared to $106.6 million for the combined 2005 period. The increase of $71.2 million is primarily attributable to $134.9 million of revenue at 19 Entertainment for the nine months ended September 30, 2006, up from $64.5 million from its date of acquisition (March 17, 2005) to September 30, 2005. Revenue at the Presley Business was $34.9 million for the nine months ended September 30, 2006, a decrease of $6.5 million compared to revenue of $41.4 million in the combined 2005 period. MBST contributed $4.7 million in revenue for the nine months ended September 30, 2006, an increase of $4.0 million compared to revenue of $0.7 million from its date of acquisition (August 9, 2005) to September 30, 2005. The Ali Business

contributed $3.3 million in revenue for the period from the date of acquisition (April 10, 2006) to September 30, 2006.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were $144.9 million, representing an increase of $44.1 million over the combined prior period. Of this increase, $38.9 million reflects the increase in operating expenses of 19 Entertainment for the nine months ended September 30, 2006, compared to the period from the date of acquisition (March 17, 2005) through September 30, 2005, including $4.3 million in additional acquisition-related depreciation and amortization expenses. Presley Business operating costs decreased $4.2 million to $28.4 million in 2006, including $0.5 million in decreased acquisition-related depreciation and amortization expenses as a result of the finalization of the purchase valuation, primarily due to the costs incurred in 2005 associated with “Elvis by the Presleys.” MBST had operating costs of $4.3 million in the first nine months of 2006, up from $0.8 million from its date of acquisition (August 9, 2005) to September 30, 2005. The Ali Business had operating costs of $2.0 million in the period from the date of acquisition (April 10, 2006) to September 30, 2006. Corporate expenses increased by $2.9 million for the nine months ended September 30, 2006, reflecting the timing of the RFX Acquisition LLC acquisition of the Company, which resulted in only a partial period of corporate expenses being recorded in 2005 and increased headcount and increased accounting and audit-related expenses arising from our efforts to comply with the requirements of the Sarbanes-Oxley law. Other costs for the nine months ended September 30, 2006 reflect $3.2 million of due diligence costs for potential acquisitions that are not likely to be consummated. For the nine months ended September 30, 2005, the Company incurred $2.2 million of other costs related to the transition of the Company from an entity with no operations.

Operating Income

Operating income for the nine months ended September 30, 2006 was $32.9 million, compared to combined operating income of $5.8 million for the 2005 period. The increase is attributable to $39.2 million of operating income generated in the current period by 19 Entertainment, up from $7.7 million from its date of acquisition through September 30, 2005, $0.4 million of operating income generated by MBST in 2006, up from an operating loss of $0.1 million from its date of acquisition through September 30, 2005, $1.3 million of operating income generated by the Ali Business in the period from the date of acquisition to September 30, 2006, partially offset by a $3.9 million increase in corporate and other expenses for the current period and a $2.3 million decrease in operating income at the Presley Business.

OIBDA

OIBDA increased by $32.1 million to $48.1 million for the nine months ended September 30, 2006 as higher OIBDA attributable to 19 Entertainment, MBST and the Ali Business of $36.1 million, $1.0 million and $1.4 million, respectively, for the nine months ended September 30, 2006 were partially offset by a $3.9 million increase in corporate and other expenses and a decrease in OIBDA of $2.5 million at the Presley Business.

Interest Income/Expense, net

The Company had net interest income of $0.4 million for the nine months ended September 30, 2006, attributable to $1.1 million in interest income generated from cash and marketable securities, offset in part by $0.7 million of interest expense on the Company’s debt and costs associated with maintaining the Company’s revolving credit facilities. The Company had net interest expense of $3.6 million for the combined 2005 period attributable to interest costs associated with borrowings incurred to finance the acquisitions of the Presley Business and 19 Entertainment. These borrowings were repaid in June 2005 with the proceeds from the Company’s public offering of common stock.

Deferred Loan Cost Write-Off

In the prior year, unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley Business and 19 Entertainment acquisitions were re-paid in June 2005 from the proceeds of the Company’s public offering of common stock.

Other Income (Loss)

Other loss of $1.1 million for the nine months ended September 30, 2006 was primarily a result of foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies. Other income of $2.8 million for the nine months ended September 30, 2005 was primarily a result of a foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the nine months ended September 30, 2006, the Company’s effective tax rate was 37.6%. The Company recorded a provision for income taxes of $12.1 million for the nine months ended September 30, 2006.

During the third quarter of 2006, the Company determined that it is more likely than not that the Company’s deferred tax assets for net operating loss carryforwards and other temporary differences of $7.5 million will be realized in 2006. In addition, the Company determined that it is more likely than not that it will be able to partially utilize foreign tax credits arising from foreign income taxes paid during 2006. Accordingly, the Company reduced the valuation allowance previously recorded against the net operating loss carryforwards and other temporary differences. The valuation allowance was recorded in prior periods because it was not more likely than not that these deferred tax assets would be realized in the future due to the Company’s short operating history, its strategic direction to make additional significant acquisitions and the uncertainty surrounding future taxable income. The Company now believes that there is sufficient certainty with respect to its tax position for the current year. The Company has achieved substantial taxable income during the nine months ended September 30, 2006, has met internal financial forecasts and the uncertainty arising from the potential impact of additional acquisitions during the year has been reduced.

In 2005, deferred tax assets were reduced by a valuation allowance of $31.4 million, principally relating to uncertainty regarding the future realizability of tax benefits related to net operating loss carryforwards and foreign tax credits. When $27.2 million of these valuation allowances are reversed in future periods, the reversals will be credited to goodwill in accordance with FAS 109.

For the nine months ended September 30, 2005, the Company recorded federal income tax expense of $0.1 million, state income tax expense of $1.3 million and foreign income tax expense of $0.3 million. For the nine months ended September 30, 2005, the Company’s effective tax rate was 60.9%.

Equity in Earnings of Affiliates

The Company recorded $0.7 million of earnings in unconsolidated affiliates for the nine months ended September 30, 2006 and 2005, respectively.

Minority Interest

Minority interest expense of $1.0 million for the nine months ended September 30, 2006 and 2005 reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Net Income

Net income was $19.8 million in 2006 compared to a combined net income of $0.9 million in 2005.

The results of the Company’s five reportable segments are discussed below.

Presley Business

Revenue for the Presley Business was $34.9 million for the nine months ended September 30, 2006, a decrease of $6.5 million, or 16%, from the combined prior year period. Operating expenses for the Presley Business, including acquisition-related depreciation and amortization expenses of $1.9 million, were $28.4 million, representing a decrease of $4.2 million, or 13%, from the combined prior year period. Operating income for the Presley Business for the nine months ended September 30, 2006 was $6.5 million, a decrease of $2.3 million, or 26%, from the prior period. OIBDA for the Presley Business was $9.8 million for the nine months ended September 30, 2006, a decrease of $2.5 million, or 20%, from the combined prior year period.

Royalties and Licensing

Revenue for the Royalties and Licensing segment was $9.3 million, a decrease of $8.0 million, or 46%, from the prior year combined period. This decrease was largely due to $5.7 million of revenue generated in 2005 from the television broadcast of “Elvis by the Presleys,” and the release of a related DVD and book . The remaining decrease includes $2.0 million in lower royalties in 2006 from the sales of DVDs of the “Aloha from Hawaii” and “‘68 Special” concerts which were re-released in 2004, license fees of $0.7 million in 2005 for a separate television miniseries and a decline in revenue from commercials and other projects of $0.3 million. Partially offsetting these revenue declines was the receipt of $0.6 million from a royalty audit settlement with SonyBMG in 2006. Operating expenses for the Royalties and Licensing segment, including acquisition-related depreciation and amortization expenses of $1.9 million and $2.5 million in 2006 and 2005, respectively, were $5.4 million and $11.8 million for the nine months ended September 30, 2006 and 2005, respectively. $5.7 million of the decrease was attributable to production costs and other expenses for “Elvis by the Presleys” in 2005. OIBDA for the Royalties and Licensing segment was $5.8 million for the nine months ended September 30, 2006, compared to $8.0 million in the combined prior year period.

Graceland Operations

Revenue for the Graceland Operations segment, which includes several sources of revenue, was $25.6 million for the nine months ended September 30, 2006, an increase of $1.5 million, or 6%, from the combined prior year period. Tour and exhibit revenue for the nine months ended September 30, 2006 was $10.3 million, an increase of $0.9 million, or 10% over the prior year. This increase resulted from a 13% increase in per visitor spending partially offset by a 3% decline in visitors from 449,089 to 435,336. We believe that the decline in year-to-date attendance was due to the impact of Hurricane Katrina and higher gasoline prices. Though we are unable to predict when or if tourism levels in the region will fully return to historical levels, we have seen an improvement in attendance of 4.5% in the third quarter of 2006 over the prior period. Certain events in the second quarter of 2006, including the taping of an American Idol episode at Graceland which aired in April and the visit by President Bush and the Prime Minister of Japan at the end of June, generated favorable publicity which we believe has contributed to the increase in attendance. Per visitor spending improvement is partially due to an increase in visitors choosing the VIP premium tour option.

Revenue from Graceland’s retail operations was $10.1 million, an increase of $0.4 million, or 4% over the prior period, resulting primarily from a change in July 2005 to the mail order retail business where the Company now bears the business risk for sales and related expenses and therefore records sales and cost of sales. During the first seven months of 2005, mail order retail sales were outsourced and the Company received a commission based on net sales. Graceland on-site retail sales increased 1.7% in 2006, which is attributable to an increase in per visitor spending of 6% offset by the 3% decline in attendance. Hotel room revenue was $2.8 million, an increase of $0.1 million or 4% over the prior year.

Operating expenses for the Graceland Operations segment were $23.0 million compared to $20.8 million in the combined prior period, an increase of $2.2 million, or 11%, due to amortization related to the purchase of rights to an Elvis-themed museum in Las Vegas, higher fulfillment and distribution costs for the mail order retail sales business, higher professional services and related costs associated with the potential redevelopment of the Graceland attraction and a general increase in operating costs. OIBDA for the Graceland Operations segment was $4.0 million for the nine months ended September 30, 2006, compared to $4.3 million in the combined prior year period.

19 Entertainment

Revenue for 19 Entertainment was $134.9 million for the nine months ended September 30, 2006, an increase of $70.4 million, or 109%, over the prior period from the date of acquisition, March 17, 2005, through September 30, 2005. Operating expenses for 19 Entertainment, including acquisition-related depreciation and amortization expenses of $10.6 million, were $95.7 million, an increase of $38.9 million, or 68%, over the prior period. The following table provides a breakdown of 19 Entertainment’s revenue, cost of sales, operating income and OIBDA for the nine months ended September 30, 2006:

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$66,939	$(19,734)	$47,205
Other IDOLS television programs (including license fees and sponsorship)	5,293	(61)	5,232
So You Think You Can Dance and other television productions	34,791	(27,804)	6,987
Recorded music, management clients and other	27,934	(14,187)	13,747
	$134,957	$(61,786)	$73,171
Selling, general and administrative expenses			(22,816)
Depreciation and amortization			(11,174)
Operating income			$39,181
Operating income			$39,181
Depreciation and amortization			11,174
OIBDA			$50,355

The revenue increase of $70.4 million in the nine months ended September 30, 2006 over the prior period is primarily due to an increase in revenue for American Idol 5 due to the November 2005 amended Fox agreement, increased broadcast hours of So You Think You Can Dance, an expanded American Idol 5 tour and the recognition of a full nine months of CKX ownership in 2006.

American Idol 5 aired 45 series hours in the U.S. between January and May 2006. 19 Entertainment recognized $9.0 million in incremental guaranteed license fees in 2006 from the amended Fox agreement. 19 Entertainment also receives a premium license fee per hour from Fox on an escalating scale for broadcast hours in excess of 26.5 hours per season; premium license fee revenue was recorded for 18.5 hours. In addition to the license fees, Fox also paid higher bonus fees in 2006 reflecting the higher ratings for American Idol 5 in its targeted demographics. Also recorded as revenue was 19 Entertainment’s share of the production savings. Additionally, an annual fee of $5.0 million paid by Fox to 19 Entertainment for designating SonyBMG as the continuing record label for American Idol artists and for featuring certain SonyBMG controlled talent on the show. The American Idol 5 tour played 60 dates as compared to 40 dates for the American Idol 4 tour in the prior period. The American Idol 5 tour benefited from strong ticket sales, better terms with the tour promoter and higher sponsorship revenues. Revenues for So You Think You Can Dance increased to $35.0 million from $21.6 million in the prior year reflecting an increase in broadcast hours to 30 hours as compared to 17.5 hours in the prior year. Music revenues increased over the prior year period reflecting the continuing success of prior American Idol artists.

American Idol 4 aired 38.5 hours in the U.S. in 2005. Our results of operations for the period from the date of acquisition, March 17, 2005, through September 30, 2005 included the broadcast of 18.0 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

Operating expenses increased by $38.9 million in the nine months ended September 30, 2006 over the prior period reflecting the cost of producing additional hours of the So You Think You Can Dance television program, higher tour costs and increased music royalties.

MBST

MBST contributed $4.7 million and $0.7 million in revenue for the nine months ended September 30, 2006 and for the period from the date of acquisition (August 9, 2005) through September 30, 2005, respectively. Operating expenses for the same periods, including acquisition-related depreciation and amortization expenses of $0.6 million and $0.1 million, respectively, were $4.3 million and $0.8 million, respectively. OBIDA was $1.0 million and break-even for the nine months ended September 30, 2006 and for the period from the date of acquisition through September 30, 2005, respectively.

Ali Business

The Ali Business contributed $3.3 million in revenue for the period from the date of acquisition (April 10, 2006) to September 30, 2006, $1.3 million of which was related to sports memorabilia signings by Mr. Ali. Operating expenses for the period were $2.0 million. OBIDA was $1.4 million for the period from the date of acquisition to September 30, 2006.

Liquidity and Capital Resources

Revolving Credit Facility—On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The Credit Facility replaced the Company’s previous $50.0 million financing commitment. As of September 30, 2006, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility will bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility will bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

Cash Flow for the nine months ended September 30, 2006 and 2005

Operating Activities

Net cash provided by operating activities was $46.1 million for the nine months ended September 30, 2006, reflecting net income of $19.8 million, which includes depreciation and amortization expenses of $15.2 million and the impact of seasonal changes in working capital levels.

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2005 reflecting net income of $0.7 million, which includes depreciation and amortization expenses of $10.1 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2006. Cash paid for the Ali Business, certain assets of a Las Vegas-based Elvis-themed museum, a company that provides marketing services to advertisers to build relationships between consumers and their brands and 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $64.8 million. The Company sold $42.6 million of marketable securities during the nine months ended September 30, 2006. Capital expenditures of $8.8 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Net cash used in investing activities was $291.5 million for the nine months ended September 30, 2005. Cash paid for acquisitions and related costs were $210.8 million. $80.0 million of proceeds from the public offering of common stock were invested in marketable securities. Capital expenditures were $0.7 million.

Financing Activities

Cash used in financing activities was $6.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company made payments totaling $3.1 million for costs associated with the new revolving credit facility, distributions to minority interest shareholders of $1.5 million, principal payments on notes payable of $0.5 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock.

Cash provided by financing activities was $304.7 million for the nine months ended September 30, 2005. The net proceeds from the June 2005 public offering of common stock after underwriting discounts and commissions and other offering costs were $233.0 million. The Company received $43.8 million of net proceeds from the Huff investment and $30.0 million proceeds from warrant exercises. Acquisition-related borrowings of $148.0 million under the short-term credit facilities in 2005 were repaid on June 27, 2005.

Uses of Capital

At September 30, 2006, the Company had $3.8 million of debt outstanding and $49.2 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2006, primarily related to land purchases in the vicinity around Graceland, will total approximately $1.5 million.

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

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The new Elvis Presley show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the new Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development.

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

Critical Accounting Policies

During the nine months ended September 30, 2006, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Off Balance Sheet Arrangements

As of September 30, 2006, we did not have any off balance sheet arrangements.

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

Interest Rate Risk

We had $3.8 million of total debt outstanding at September 30, 2006, none of which was variable rate debt. Accordingly, we are not currently exposed to changes in interest rates.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the nine months ended September 30, 2006 would have decreased by approximately $1.6 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of September 30, 2006, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Item 4.                        Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2006. Based on this evaluation, the chief executive officer and financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The material weakness relates to the ineffective oversight and review of the Company’s accounting for income taxes.

Management has begun to implement additional oversight and review procedures designed to strengthen its internal controls relating to the accounting for income taxes, including engaging an accounting firm to assist us in this area.

Part II—Other Information

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference).
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference).
4.1

Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended September 30, 2005, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

4.3

Letter Agreement dated June 6, 2005, among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005 and incorporated herein by reference).

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

CKX, INC.
	BY:	/s/ ROBERT F.X. SILLERMAN
		Name:	Robert F.X. Sillerman
		Title:	Chief Executive Officer and Chairman of the Board
	BY:	/s/ THOMAS P. BENSON
		Name:	Thomas P. Benson
		Title:	Chief Financial Officer, Executive Vice President and Treasurer
DATE: November 8, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.