Form 10-K
period 2006-12-31
CKX, Inc.
filed 2007-03-01
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2006, was $632,914,068.

As of February 27, 2007 there were 97,000,051 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the issuer’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 9, 10, 11, 12 and 14.

CKX, Inc.
Annual Report on Form 10-K
December 31, 2006

PART I

ITEM 1.                BUSINESS

CKX, Inc., together with its subsidiaries and predecessor, will be referred to in this Form 10-K Annual Report by terms such as “we,” “us,” “our,” “CKX,” the “registrant” and the “Company,” unless the context otherwise requires.

We are engaged in the ownership, development, management and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; sponsorship; licensing and merchandising; artist management; themed attractions and touring/live events.

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

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenues from diverse platforms and distribution channels. Elvis is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. Over the past five years, more than fifteen million Elvis albums have been sold worldwide and an average of approximately 566,000 people have visited Graceland annually.

While, to date, the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. For example, we have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of Elvis Presley-themed projects, featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. In addition, together with Cirque Du Soleil, we have reached an agreement with MGM MIRAGE to create, produce and present a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is expected to open in November 2009, will be presented  at the CityCenter hotel/casino, currently under construction,on the strip in Las Vegas, Nevada.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. Cherry Lane Music Publishing Company administers our company’s share of these compositions, along with the shares of our co-publishers under an administration agreement. More than 60% of our publishing income from these compositions for 2006 originated outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

We also own rights to receive royalties from sales of certain Elvis records. Under Elvis’ recording contract with RCA (now part of Sony BMG Music Entertainment), he was entitled to receive an artist’s royalty on record sales. In March 1973, Elvis sold his ongoing record royalty rights on everything he had recorded up to that time for a lump sum payment from RCA. We continue to receive royalties on sales of records Elvis recorded after March 1973 and a marketing royalty in exchange for the right to use Elvis’ name, image and likeness in connection with the sale and marketing of certain newly released compilation records that include music Elvis recorded before March 1973.

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

We seek to accomplish this through the pursuit of appropriate commercial opportunities that advance and complement our financial strategies while maintaining the desired branding and positioning for “Elvis” and our other properties. We currently have over 100 licensing arrangements. Examples of our licensed products and services (and the corresponding licensees) include: greeting cards (American Greetings Corporation); slot machines (IGT); satellite radio (Sirius Satellite Radio, Inc.); limited edition Reese’s-branded chocolate candy (The Hersheys Company); limited edition wines (Signature Wines); collectible figures (McFarlane Toys); calendars and stationary (Mead Corporation); and coffee (Ugly Mug Coffee Company).

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 566,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, under which 88 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business, and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence, as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.

In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis”  and “Elvis After Dark” museums, which feature changing exhibits of Elvis Presley memorabilia, a movie theater showing movies starring Elvis, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland offering Elvis themed merchandise and produce exclusive licensed merchandise for visitors to Graceland.

Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley Business.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we have, since 1998, operated Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. The hotel had an average occupancy rate of approximately 80% during the year ended December 31, 2006.

Graceland Expansion

We have held meetings with government officials in Memphis, Tennessee regarding  preliminary plans to re-develop and expand the Graceland attraction as the centerpiece of the Whitehaven section of Memphis,  including building an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors including obtaining necessary approvals and concessions from local and state authorities and attracting an appropriate hotel partner. While plans and designs have not been finalized, we have outlined significant aspects of the proposal to local government officials. In connection with these expansion plans, in 2006 we acquired 22.9 acres of additional land in the area immediately surrounding Graceland, including an 18.9 acre RV park and campground located directly across the street from the mansion. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and will require a substantial financial investment by the Company.

We will continue to operate the RV park and campground in a manner consistent with historical use until such time as we commence our expansion of the Graceland property and experience.

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

Seasonality

Graceland’s business has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Partnership with Cirque du Soleil

Global Projects

In May 2006, we entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of “Elvis Presley Projects,” featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. The projects, the first of which is expected to debut in 2008, consist of:

•       Touring shows that will be produced by Cirque du Soleil and incorporate the name, image, likeness and music of Elvis Presley.

•       Permanent shows at fixed locations that will be produced by Cirque du Soleil and incorporate the name, image, likeness and music of Elvis Presley.

•       Multimedia interactive entertainment “Elvis Experiences” that incorporate the music, memorabilia, audiovisual works, and the life and times of Elvis Presley.

CKX and Cirque du Soleil will each own 50 percent of each project, sharing equally in the costs of creating, developing, building and producing each project and in the profits and losses from each project. CKX will also receive royalty payments on various aspects of its intellectual property used in the projects.

We have agreed to open at least one touring show in Europe and/or Asia and one “Elvis Experience” outside of the United States by 2008. Beginning in 2009, we intend to open at least one project in each of the next six years. Beginning in 2014, we intend to launch at least one project every two years during the next eight years, through 2021.

Las Vegas Show

In August 2006 we, together with Cirque Du Soleil, entered into an agreement with MGM MIRAGE to create a permanent Elvis Presley show at the CityCenter hotel/casino, which is currently under construction in Las Vegas. The show is expected to open with the hotel in November 2009. The show will consist of a creative combination of live musicians and singers, projections, dance and the latest in multimedia sound and lighting technology intended to offer  an emotional bond with the audience. The CityCenter, which will house the show,  is expected to open in 2009 on 66 acres on the Las Vegas strip between the Bellagio and Monte Carlo resorts and is expected to feature a soaring 60-story, 4,000-room hotel/casino, two 400-room non-gaming hotels, 500,000 square feet of retail shops, dining and entertainment venues and nearly 2,800 luxury condominiums.

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

FremantleMedia Limited. (together with its affiliate, FremantleMedia North America, Inc., “FremantleMedia”), the content business production arm of the RTL Group, Europe’s largest television and radio broadcast company, is 19 Entertainment’s global television production and distribution partner for IDOLS programming and Sony BMG is 19 Entertainment’s record label partner with respect to IDOLS artists in most major territories around the world.

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

•       19 Recordings Limited has the right to sign recording contracts with the finalists from the American Idol series in the United States.

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

19 Entertainment created and co-produces the television show So You Think You Can Dance, which was initially broadcast in the United States on the Fox Broadcasting Network (“Fox”) in the summer of 2005 and aired its second season in the summer of 2006. The show is scheduled for a third season in 2007. In addition to television shows based on the IDOLS format and So You Think You Can Dance, 19 Entertainment, in the ordinary course of its business, continually develops new concepts for television projects and currently has several new television projects in various stages of development, in both the United States and the United Kingdom.

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

•       a percentage of the net revenue derived from program sponsorship and program merchandising; and

•       a percentage of the net revenue derived from local merchandising and management deals (outside the United States and the United Kingdom). 19 Entertainment and its affiliates retain 100% of artist management and artist merchandising income from the United States and the United Kingdom.

Fox Agreement

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 amendment, Fox has guaranteed production of at least three more seasons of American Idol (2007—2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010.

Fox pays FremantleMedia a flat, non-auditable license fee per episodic hour, as well as a premium license fee for each hour in excess of the initial season order. These fees are used by FremantleMedia to fund American Idol series production costs, excluding the fees of the judges and host, which are paid directly by Fox, over and above the license fees. FremantleMedia retains the balance of the Fox license fees minus production costs, and pays 50% of the balance directly to 19 TV Limited. Under the terms of the 2005 amendment, beginning with American Idol 5 (which aired in 2006), Fox pays an additional license fee directly to 19 TV Limited and FremantleMedia.

In addition to license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in the 18-49 age demographic. 19 TV Limited and FremantleMedia each receive 50% of the ratings/rankings bonus, with 19 TV Limited receiving its share directly from Fox. Fox also pays an executive producer fee per episodic hour, and a format fee equal to a percentage of the approved production budget, of which 19 TV Limited receives 50% and 40%, respectively.

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

Artist	Idol Season
Kelly Clarkson	American Idol 1 - Winner
Ruben Studdard	American Idol 2 - Winner
Clay Aiken	American Idol 2 - Runner-Up
Fantasia Barrino	American Idol 3 - Winner
Carrie Underwood	American Idol 4 - Winner
Taylor Hicks	American Idol 5 - Winner
Katharine McPhee	American Idol 5 - Runner-Up
Chris Daughtry	American Idol 5 - Finalist
Kelly Pickler	American Idol 5 - Finalist
Will Young	Pop Idol 1 - Winner
Gareth Gates	Pop Idol 1 - Runner-Up

The American Idol and Pop Idol winners and finalists listed above collectively have sold more than 30 million albums in the United States and United Kingdom alone.

Sony BMG is 19 Entertainment’s partner with respect to IDOLS-based recorded music in most major territories around the world. Ronagold Limited, a subsidiary of Sony BMG (“Ronagold”), is entitled to select the record company (which must be a Sony BMG group record company) in territories outside the United States and the United Kingdom which will sign the contestant-artists. In the United States and the United Kingdom, 19 Entertainment, through its wholly-owned subsidiary 19 Recordings Limited (“19 Recordings”) enters into recording agreements with the finalists and then grants an optional exclusive license to a Sony BMG affiliate to select a Sony BMG record company to handle the marketing, manufacturing and distribution of the records throughout the world. For the first four series of American Idol in the United States, RCA was the designated Sony BMG affiliate. 19 Entertainment’s agreement with Ronagold with respect to American Idol in the United States expired following American Idol 4, which completed its run in May 2005.

In November 2005, 19 Recordings entered into a new agreement with Sony BMG, extending its rights to serve as the recording partner with respect to American Idol artists and designating Simco Limited, a wholly-owned subsidiary of Sony BMG (“Simco”), as the new record partner for seasons subsequent to American Idol 4. In the United States, Simco was granted five successive options to acquire the rights to participate as 19 Recording’s record partner, after which it can require 19 Entertainment to select a designated SonyBMG record label in the United States to act as licensee. Each option during the five year period is contingent upon Simon Cowell acting as on-air judge for the subject season. The new agreement with Sony BMG and Simco lasts through American Idol 9.

In the United States and the United Kingdom, the SonyBMG record company that licenses the winning artist and/or any of the finalists pays to 19 Recordings a recoupable advance, out of which 19 Recordings funds an advance to the finalists/artists. Outside the United States and the United Kingdom, the designated SonyBMG record company licenses the winning artist and/or any of the finalists directly and pays to them advances and royalties commensurate with the terms of SonyBMG’s usual exclusive recording agreements for artists with one Platinum selling album prior to signature in the relevant country.

In further consideration for 19 Recordings designating SonyBMG as the continuing record label for American Idol artists, Fox agreed to pay to 19 Recordings a non-recoupable annual fee for each of the fifth through ninth seasons of American Idol.

Internet and Telephony

19 Entertainment, together with FremantleMedia and Fox, is working to extend the reach of the American Idol brand across additional media platforms and distribution channels, starting with the development of an expanded presence on the Internet. Under the terms of the 2005 Fox amendment, Fox has agreed, at its own expense, to build and host www.americanidol.com, which serves as the show’s official website. 19 TV Limited, FremantleMedia and Fox have agreed to work together to develop content for the website. Fox pays 19 TV Limited/ FremantleMedia two-thirds of net Internet revenue generated by Fox above certain thresholds on the primary site for each season through American Idol 10. In addition to developing content with Fox for the primary site, 19 TV Limited and FremantleMedia retain their right to offer premium services on the website and retain 100% of the income generated from such premium services.

Additionally, 19 TV Limited and FremantleMedia have granted to Fox certain wireless telephony rights, including show-related or inspired ringtones, realtones and video footage. Fox will pay 19 TV Limited/FremantleMedia 50% of telephony revenues generated by Fox above certain thresholds for each season through American Idol 10. In addition to plans to offer show-related music and video content for use on telephones and other mobile devices, 19 Entertainment believes that the anticipated industry wide adoption of cross carrier short messaging services will provide multiple and substantial new opportunities to capitalize on the tremendous popularity of the show and the desire of its fans to interact via mobile devices.

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

Recently, 19 Entertainment has increased its efforts at leveraging its experience in building brands and generating sponsorship opportunities as it develops marketing relationships with new partners in diverse areas of media and entertainment. For example:

•       In January 2006, 19 Entertainment entered into a three-year agreement with Honda Racing to generate sponsorships for and to market and promote the Honda Formula One racing team around the world.

•       In July 2006, 19 Entertainment formed and obtained a 50% interest in 1966 Entertainment Limited, a sports-based talent management company which has reached an agreement to manage the commercial interest for Team England Football and its players, including full representation of the squad, and the management of the players’ program and relationship with the Football Association and its commercial partners. The results of 1966 Entertainment Limited are consolidated in our financial statements.

•       In September 2006, the company announced the formation of 19 RM Limited, a joint venture with internationally renowned designer Roland Mouret. Mr. Mouret has signed an employment agreement with 19 RM Limited with an initial term of five years. All designs created by Mr. Mouret during this five year period will be exclusively owned, marketed and sold by 19 RM Limited.  The results of 19 RM Limited are consolidated in our financial statements.

Touring

With the success of the IDOLS brand, touring has become an additional source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for American Idol branded tours produced by 19 Entertainment. In April 2006, 19 Entertainment entered into an agreement with AEG Live, the Anschutz Entertainment Group’s concert promotion division, to operate the American Idol Summer Concert Tours through and including the summer of 2008. In the summer of 2006, the American Idol tour, featuring the finalists from the show’s fifth season, played 60 dates in cities and venues across the United States and Canada.

In September 2006, 19 Entertainment launched a live So You Think You Can Dance tour featuring contestants from the show’s then just completed second season. The tour played 37 dates in cities and venues across the United States and Canada.

Artist Management

19 Entertainment continues to represent its historical roster of clients, including David and Victoria Beckham (see below under “Beckham Relationship”), Annie Lennox and Cathy Dennis. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada.

Beckham Relationship

19 Entertainment has developed a number of relationships in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. For example, 19 Entertainment manages Victoria Beckham, a fashion and lifestyle personality as well as  David Beckham, a globally recognized soccer player who, it was recently announced, will play for the Los Angeles Galaxy of United States-based Major League Soccer commencing in July 2007. 19 Entertainment represents Mr. Beckham in all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills (that do not, with certain exceptions, include the name “Beckham”) exclusively through a joint venture vehicle, Beckham Brand Limited (“BBL”), which is owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment. The exclusive arrangement between the Beckhams and BBL has recently been extended through the end of 2011. We believe BBL is positioned to exploit a multitude of opportunities in the United States and worldwide that will result from Mr. and Mrs. Beckham’s arrival in the United States and the commencement of Mr. Beckham’s career with the L.A. Galaxy.

BBL, together with the Anschutz Entertainment Group, has developed, owns and operates The David Beckham Academy in London and its sister academy in Los Angeles. The soccer academies feature multiple soccer fields, classrooms, training rooms and other facilities and provides a fun and interactive experience for children, both boys and girls, of all skill levels.

Seasonality

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment has generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the timing of the related live tours.

MBST

On August 9, 2005, we acquired Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a leading manager of comedic talent and producer of motion pictures and television programming, and entered into long-term employment agreements with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

MBST is a full service management company with a roster of more than 30 clients, representing an array of Oscar®, Tony®, Emmy® and Grammy® winning artists including Robin Williams, Billy Crystal and Woody Allen for more than 25 years each, jazz legend John Pizzarelli for more than 10 years, comedian Jim Norton and Emmy award winning director Bob Weide, each for more than 3 years. MBST also has had an advisory relationship with Alain Boublil, the author of the Tony® award winning Les Miserables, for more than 15 years. In addition to its management activities, MBST or its senior executives have been responsible for the production of numerous motion pictures and television productions over the years, including Arthur, Good Morning Vietnam, The Vanishing, The Greatest Game Ever Played and Match Point.

MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ revenue, from consulting fees paid by advisory clients and from participations in and fees from films it has produced. In addition, MBST, its executives and other employees utilize their experience in sourcing and structuring deals for its historical roster of clients to develop and implement revenue enhancement opportunities for the Company’s other entertainment content and divisions.

Ali Business

On April 10, 2006, we acquired an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing arrangements.

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

International Operations

We derive a significant portion of our revenue from international markets. Approximately $27.1 million, or 13%, of our revenue for the year ended December 31, 2006 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The operating results of MBST are reported as part of Corporate and Other for segment purposes. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and footnote 12 in the accompanying consolidated financial statements for financial information about the Company’s segments.

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

Intellectual Property

Our business involves the ownership and distribution of intellectual property. Such intellectual property includes copyrights, trademarks and service marks in names, domain names, logos and characters,

rights of publicity, patents or patent applications for inventions related to our products and services, and licenses of intellectual property rights of various kinds.

Our intellectual property, including the rights to the names, images, and likenesses of Elvis Presley and Muhammad Ali, and the name, trademark and service mark of American Idol, is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, and various foreign and U.S. state laws concerning publicity rights, our intellectual property rights may not receive the same degree of protection in one jurisdiction as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products from those of our competitors, and have registered or applied to register some of these trademarks in jurisdictions around the world. In addition, FremantleMedia has registered some of these trademarks, including the trademark American Idol and its logo, on our behalf. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

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

In addition to copyright and trademark protection, we rely on the rights of publicity to prevent others from commercially exploiting each of Elvis Presley’s and Muhammad Ali’s name, image and likeness. At this time, there is no federal statute protecting our rights of publicity to Elvis Presley’s and Muhammad

Ali’s names, images and likenesses. As a result, we must rely on state law to protect these rights. Although most states have recognized the rights of publicity to some extent, not all 50 states have expressly done so through their statutes or their respective common law. Thus, there is no guarantee that the rights of publicity are enforceable in every state. Additionally, many countries outside of the United States do not recognize the rights of publicity at all or do so in a more limited manner. Thus, there is no guarantee that we will be able to enforce our rights of publicity in these countries.

As we seek in the future to acquire owners of content, we will be required to perform extensive due diligence in numerous domestic and foreign jurisdictions, both on the content we seek to acquire, and on the laws of the applicable jurisdiction to protect such content, which will increase the costs associated with such acquisitions.

Employees

As of December 31, 2006, the Company had a total of 386 full-time employees, 160 part-time employees and 18 seasonal employees. Management considers its relations with its employees to be good.

Company Organization

The principal executive office of the Company is located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.

The 2007 CKX, Inc. Annual Meeting of Stockholders will be held on May 10, 2007 at the offices of Paul Hastings, Janofsky & Walker LLP, 75 East 55th Street, New York, New York 10022.

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

In addition, the Company makes available free of charge through its Web site, www.ckx.com, its Annual Reports on Form 10-KSB and Form 10-K, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

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

We also rely upon the continued popularity of Elvis Presley and Muhammad Ali and the market for products that exploit their names, images and likenesses. Although we believe that Elvis’ fans will continue to visit Graceland and purchase Elvis-related merchandise, any tarnishing of the public image of Elvis Presley could materially negatively impact our business and results of operations. Moreover, as the life, times and artistic works of Elvis grow more distant in our past, his popularity may decline. If the public were to lose interest in Elvis or form a negative impression of him, our business, operating results and financial condition would be materially and adversely affected.

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

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we depend heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia, as well as AEG, the company that produces the American Idol tour. Similarly, we depend on affiliates of Sony BMG, to make and distribute recordings by IDOLS winners in the United States, the United Kingdom and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We advance funds to the winners, after they sign recording contracts, from the monies we receive from Sony BMG. We also rely on Sony BMG to distribute recordings and videos featuring Elvis Presley. Any failure of FremantleMedia, Fox, Sony BMG or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenues from the IDOLS platform. Revenue from Fox, FremantleMedia, AEG and Sony BMG represent 29%, 8%, 13% and 14%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2006.

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

•       incurrence of additional amounts of debt; and/or

•       amortization of additional intangible assets.

The successful integration of any businesses we may acquire in the future is a key element of our business strategy. The acquisition and integration of additional businesses involve risks, including:

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

We intend to continue to significantly grow our company’s business. Our anticipated growth could place a strain on our management, employees and operations. Our ability to compete and to manage our future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future expansion, could adversely affect our operating results.

Certain affiliates, minority interests and third parties have the right to exploit our intellectual property for commercial purposes and may exercise those rights in a manner that negatively affects our business.

Certain partners, co-owners and third party licensees have the right to commercially exploit certain of our intellectual property, including through shared music publishing rights and film and television production and distribution agreements. We receive a share of the resulting revenue. Our revenue share under such agreements depends on the ability of third parties to successfully market that content. If such third parties exploit our intellectual property in a manner that diminishes its value, or adversely affects the goodwill associated with such intellectual property, there may be a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

Our intellectual property rights may be inadequate to protect our business.

Our intellectual property, including the rights to the names, images and likenesss of Elvis Presley and Muhammad Ali, and the name, trademark and service mark “American Idol,” is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and confidentiality and assignment agreements. Because of the differences in foreign trademark, patent, copyright and other laws concerning proprietary rights and various foreign and U.S. state laws concerning publicity rights,  our intellectual property rights may not receive the same degree of protection in one jurisdiction as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products, services and content from those of our competitors, and have registered or applied to register some of these trademarks in jurisdictions around the world. In addition, FremantleMedia has registered on our behalf some trademarks, which we co-own, including the trademark “American Idol” and its logo. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products, services and content, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks.

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

In addition to copyright and trademark protection, we rely on the rights of publicity to prevent others from commercially exploiting Elvis Presley’s and Muhammad Ali’s names, images and likenesses. At this time, there is no federal statute protecting our rights of publicity to Elvis Presley’s and Muhammad Ali’s names, images and likenesses. As a result, we must rely on state law to protect these rights. Although most states have recognized the rights of publicity to some extent, not all 50 states have expressly done so through their statutes or their respective common law and certain of those states which have recognized such rights, have imposed certain limitations on the enforcement of these rights. Consequently, there is no guarantee that the rights of publicity are enforceable in every state. Additionally, many countries outside of the United States do not recognize the rights of publicity at all or do so in a more limited manner. Consequently, there is no guarantee that we will be able to enforce our rights of publicity in these countries.

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

We may not be able to obtain additional debt or equity financing on favorable terms, or at all.

We expect that we will require additional financing over time. The terms of any additional financing we may be able to procure are unknown at this time. Our access to third party sources of capital will depend, in part, on:

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

As we expand our international operations, more of our customers may pay us in foreign currencies. Currently, we maintain significant operations in the United Kingdom and receive payments from FremantleMedia with respect to our IDOLS agreement in U.S. dollars and U.K. pounds sterling. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of revenues we generate in foreign currencies could decrease when converted to U.S. dollars and the amount of expenses we incur in foreign currencies could increase when converted to U.S. dollars. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•       Hedging programs are inherently risky and we could lose money as a result of poor trades; and

•       We may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

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

The concentration of ownership of our capital stock with our executive officers and non-independent directors and their affiliates will limit your ability to influence corporate matters.

As of February 27, 2007, our executive officers and non-independent directors together beneficially own approximately 46% of our outstanding capital stock. In particular, Mr. Sillerman, our chief executive officer and chairman of our board of directors, beneficially owns approximately 34% of our outstanding capital stock. Mr. Sillerman therefore has the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and report on our system of internal controls in our Annual Report on Form 10-K . Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. The Company has identified a material weakness in internal control over financial reporting.  See Item 9A. Controls and Procedures.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2006. These properties were leased or owned by the Company for use in its operations. We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Memphis, TN	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business Headquarters/Retail/ Parking/Ancillary Use	Parking Lot/ Airplane Museum/ Retail/EPE Corporate Office/ Ancillary Use	38.60 acres	Owned
Memphis, TN	Heartbreak Hotel	Hotel	2.66 acres	Owned
Memphis, TN	Meadow Oaks Apartments	Apartment Complex	10.70 acres	Owned
Memphis, TN	Memphis Restaurant Property (1)	Restaurant/ Nightclub	0.83 acres	Lease expires in 2017
Memphis, TN	Presley Business Office and Warehouses	Office and Warehouses	75,425 square feet	Leases expire in 2009
Memphis, TN	Presley Business Offices	Offices	3,500 square feet	Lease expires in 2023
Memphis, TN	Memphis-Graceland RV Park & Campground	RV Park	18.9 acres	Owned
Memphis, TN	Commercial Property	Land and Building	3.23 acres	Owned
Memphis, TN	Commercial Property	Land and Building	.80 acres	Owned
New York, NY	Corporate Headquarters	Offices	16,200 square feet	Lease expires in 2013
New York, NY	19 Entertainment Administrative Offices	Offices	3,500 square feet	Lease expires in 2007
London, England	19 Entertainment Headquarters	Offices	18,568 square feet	Lease expires in 2010
Los Angeles, CA	19 Entertainment Administrative Offices	Offices	14,578 square feet	Lease expires in 2014
Los Angeles, CA	MBST Executive and Administrative Offices	Offices	11,910 square feet	Lease expires in 2010
Berrien Springs, MI	Ali Business Executive and Administrative Offices	Offices	4,420 square feet	Lease expires in 2009

(1)             We closed the restaurant effective September 2003 and have negotiated a sublease of the entire space through 2017.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ National Market ® under the ticker symbol “CKXE.”  Prior to that, since May 1999, our Common Stock was quoted on The OTC Bulletin Board under the symbol “SPEA.OB.”  The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ National Market® and the high and low closing bid prices of our Common Stock, as quoted on The OTC Bulletin Board, for each of the periods listed. The high and low closing sales prices for 2006 and 2005 were as follows:

	2006
	High	Low
The NASDAQ National Market®
Quarters Ended
December 31, 2006	$14.31	$11.15
September 30, 2006	$13.39	$8.95
June 30, 2006	$14.23	$12.15
March 31, 2006	$15.14	$11.58

	2005
	High	Low
The NASDAQ National Market®
Quarters Ended
December 31, 2005	$14.78	$11.53
September 30, 2005	$14.49	$11.73
June 30, 2005	$28.80	$12.60
March 18, 2005—March 31, 2005 (1)	$26.73	$23.20
March 1, 2005—March 17, 2005	$18.48	$15.68
OTC Bulletin Board
February 8, 2005—February 28, 2005 (2)	$21.49	$14.70
January 1, 2005—February 7, 2005	$13.40	$7.75

(1)          On March 18, 2005, we announced the consummation of our acquisition of 19 Entertainment.

(2)          On February 8, 2005, we announced the consummation of (i) the February 7, 2005 acquisition of control of our company by a management group led by Robert F.X. Sillerman, and (ii) the Company’s February 7, 2005 acquisition of an 85% interest in the Presley Business.

From January 1, 2007 through February 27, 2007, the high closing sales price for our Common Stock was $14.00, the low closing sales price was $11.87 and the last closing sales price on February 27, 2007 was $13.45. As of February 27, 2007, there were 1,080 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay dividends on its Common Stock.

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, the total dividend payment on the Series B Convertible Preferred Stock will be $1.8 million. If we fail to make a quarterly dividend payment to the holders of the

Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% per annum and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8% per annum. All such dividend payments were made on a timely basis.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item with respect to equity compensation plans of the Company is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

There were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2006 or 2005.

ITEM 6.                SELECTED FINANCIAL DATA

Prior to February 7, 2005, CKX was a publicly traded company with no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the years ended December 31, 2006 and 2005. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

The selected historical financial data for each of the three years ended December 31, 2004 and as of December 31, 2004, 2003 and 2002 is represented by that of the Presley Business (as Predecessor) which have been derived from the Presley Business’ audited Combined Financial Statements and Notes thereto, as of December 31, 2004, 2003 and 2002, and for each of the three years ended December 31, 2004. The selected statement of operations data for the period January 1, 2005—February 7, 2005 represents the pre-acquisition operating results of the Presley Business (as Predecessor) in 2005.

Our selected statement of operations data for the years ended December 31, 2006 and 2005 includes the results of the Presley Business for the period following its acquisition on February 7, 2005, the results of 19 Entertainment for the period following its acquisition on March 17, 2005, the results of MBST for the period following its acquisition on August 9, 2005 and the results of the Ali Business for the period following its acquisition on April 10, 2006. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the material acquisitions that affect the comparability of the information included in the selected historical financial data.

	CKX, Inc.		Predecessor Company
(amounts in thousands, except per share and share information)	Year Ended December 31,		January 1 - February 7,	Year Ended December 31,
	2006	2005	2005	2004	2003	2002
Statement of Operations Data:
Net revenues	$210,153	$120,605	$3,442	$41,658	$44,376	$43,644
Operating expenses (excluding depreciation and amortization)	169,717	108,547	2,854	30,558	32,268	30,840
Depreciation and amortization	20,541	14,910	126	1,201	1,227	1,123
Operating income (loss)	19,895	(2,852)	462	9,899	10,881	11,681
Interest income (expense), net	240	(2,820)	(115)	(1,327)	(1,362)	(1,623)
Write-off of unamortized deferred loan costs	—	(1,894)	—	—	—	—
Other income (expense)	(3,323)	2,970	—	—	—	—
Income (loss) from continuing operations before income taxes	16,812	(4,596)	347	8,572	9,519	10,058
Income tax expense	6,178	855	152	833	813	1,863
Equity in earnings of affiliate	686	843	—	—	—	—
Minority interest	(2,127)	(1,296)	—	—	—	—
Income (loss) from continuing operations	9,193	(5,904)	195	7,739	8,706	8,195
Loss from discontinued operations	—	—	—	(246)	(3,378)	(720)
Net income (loss)	9,193	(5,904)	195	7,493	5,328	7,475
Dividends on preferred stock	(1,824)	(1,632)	—	—	—	—
Accretion of beneficial conversion feature	—	(17,762)	—	—	—	—
Net income (loss) applicable to common stockholders	$7,369	$(25,298)	$195	$7,493	$5,328	$7,475
Basic income (loss) per common share	$0.08	$(0.35)
Diluted income (loss) per common share	$0.08	$(0.35)
Average number of basic common shares outstanding	92,529,152	71,429,858
Average number of diluted common shares outstanding	93,555,201	71,429,858

	CKX, Inc.		Predecessor Company
(amounts in thousands)	December 31,		December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$36,610	$36,979	$201	$287	$855
Marketable securities	—	42,625	—	—	—
Other current assets	36,088	26,495	6,912	8,188	9,757
Total assets	474,645	430,128	36,032	37,304	43,124
Current liabilities (excluding current portion of debt)	39,432	33,937	8,978	6,949	8,660
Debt	3,701	3,500	23,582	26,431	26,326
Total liabilities	76,681	79,893	34,615	35,645	38,403
Redeemable restricted common stock	23,002	23,002	—	—	—
Stockholders’ equity/net assets	371,009	323,432	1,417	1,659	4,721

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company (and its predecessor) should be read in conjunction with the historical financial statements and footnotes of the Presley Business, included in the Company’s Current Report on Form 8-K/A filed on February 11, 2005, of 19 Entertainment Limited, included in the Company’s Current Report on Form 8-K/A filed on May 27, 2005, of MBST, included in the Company’s Current Report on Form 8-K/A filed on October 25, 2005, and  the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; sponsorship; licensing and merchandising; artist management; themed attractions and touring/live events.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, we acquired 100% of the outstanding capital stock of 19 Entertainment. On August 9, 2005 we acquired 100% of the outstanding capital stock of MBST. On April 10, 2006, we acquired an 80% interest in the Ali Business. The former owner of the Ali Business maintains a 20% interest in the business, is entitled to certain future distributions and has other contractual rights.

Management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of the Presley Business, as predecessor, rather than those of CKX, prior to February 7, 2005. Since the results of our acquired businesses are only included in our operating results from the dates of acquisition, the timing of those acquisitions significantly impacts the comparability of our results on a year over year basis.

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

The Royalties and Licensing segment generates revenue from the exploitation of the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content.

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

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We also incur expenses in exploring opportunities to bring Elvis-related attractions to Las Vegas and other strategic locations throughout the world.

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

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and Sony BMG have the right, but not the obligation, to require the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptions of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the fifth broadcast season, which aired during our first and second fiscal quarters of 2006, we delivered 45 hours of programming compared to 38.5 hours of programming during the same period of 2005, of which 18 hours was broadcast subsequent to the date of acquisition, March 17, 2005. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony BMG, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed production of at least three, and as many as five more seasons of American Idol. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season and to pay 19 Entertainment an increased license fee per season and an annual payment tied to our recording agreement with Sony BMG.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and our operating expenses include the contractual share that we distribute to our production partners.

Our significant costs to operate 19 Entertainment include salaries and other compensation, royalties, tour expenses, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

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

Other

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

Use of OIBDAN

We evaluate our operating performance based on several factors, including operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash compensation expense (which we refer to as “OIBDAN”). We consider OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure our chief operating decision-maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as OIBDAN is not a US GAAP equivalent measurement.

We have reconciled OIBDAN to operating income (loss) in the following consolidated operating results table for the Company for the year ended December 31, 2006 and 2005 and for the Predecessor for the year ended December 31, 2004 and the period from  January 1, 2005 to February 7, 2005.

Consolidated Operating Results Year Ended December 31, 2006

Compared to Combined Year Ended December 31, 2005

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the predecessor company (the “Predecessor”). To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the results of the Company for the year ended December 31, 2006 with the Company’s results for the year ended December 31, 2005 combined with that of the Predecessor for the period January 1, 2005 to February 7, 2005. Although the combined 2005 financial information does not comply with US GAAP, management is providing this information solely to explain changes in results of operations for the periods presented in the financial statements. The combined total column has been prepared on a different accounting basis than the Company for the period ended December 31, 2006. The combined total excludes the impact of additional depreciation and amortization expense resulting from the application of fair value accounting for acquired assets of the Presley Business for the predecessor period January 1, 2005 to February 7, 2005.

	CKX Year Ended December 31, 2006	CKX Year Ended December 31, 2005	Predecessor Presley January 1, 2005 to February 7, 2005	Combined Total	Variance
	(amounts in thousands)
Revenue	$210,153	$120,605	$3,442	$124,047	$86,106
Operating expenses	190,258	123,457	2,980	126,437	63,821
Operating income (loss)	19,895	(2,852)	462	(2,390)	22,285
Income tax expense	6,178	855	152	1,007	5,171
Net income (loss)	9,193	(5,904)	195	(5,709)	14,902
Operating income (loss)	$19,895	$(2,852)	$462	$(2,390)	$22,285
Depreciation and amortization	20,541	14,910	126	15,036	5,505
Non-cash compensation	1,052	731	—	731	321
OIBDAN	$41,488	$12,789	$588	$13,377	$28,111

The 2006 results reflect a full year of results for 19 Entertainment and MBST as well as the results for the Ali Business from the date of its acquisition on April 10, 2006. In addition, revenue growth in 2006 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming, primarily American Idol, which reflects the new Fox agreement entered into in 2005, and So You Think You Can Dance, which reflects an increase in the number of broadcast hours.. Higher operating expenses for the year ended December 31, 2006 resulted from higher overall costs at 19 Entertainment to support the revenue growth and a full year of amortization expense related to acquired intangible assets, offset by a decrease in overall costs at the Presley Business.

Presley Business—Royalties and Licensing

The following table provides a breakdown of Presley Business—Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2006 and 2005 (combined, as previously described):

	2006	2005 combined	Variance
	(amounts in thousands)
Revenue	$13,699	$21,172	$(7,473)
Cost of sales	(476)	(5,503)	(5,027)
Selling, general and administrative expense, excluding non-cash compensation	(4,326)	(5,419)	(1,093)
OIBDAN	$8,897	$10,250	$(1,353)
OIBDAN	$8,897	$10,250	$(1,353)
Depreciation and amortization	(2,582)	(3,040)	458
Non-cash compensation	(15)	(6)	(9)
Operating income	$6,300	$7,204	$(904)

The decrease in royalties and licensing revenue was largely due to $5.7 million of revenue generated in 2005 from the television broadcast of “Elvis by the Presleys,” and the release of a related DVD and book. The remaining decrease reflects $2.4 million in lower royalties in 2006 compared to 2005 from the sales of DVDs of the “Aloha from Hawaii” and “‘68 Special” concerts which were re-released in 2004, license fees of $0.7 million in 2005 for a separate television miniseries and a decline in revenue from commercials and other projects of $0.4 million. Partially offsetting these revenue declines was the receipt of $0.6 million from a royalty audit settlement with Sony BMG in 2006, increased merchandise licensing royalties of $0.7 million and $0.4 million in revenue from other new DVD releases.

Cost of sales decreased $5.0 primarily due to production costs of $5.4 million related to “Elvis by the Presleys” in 2005. The decrease in selling, general and administrative expenses was primarily attributable to $0.5 million of legal and professional fees specifically for “Elvis by the Presleys” in 2005 and a $0.6 million decrease in other legal and professional fees.

Presley Business—Graceland Operations

The following table provides a breakdown of the Presley Business—Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2006 and 2005 (combined, as previously described):

	2006	2005 combined	Variance
	(amounts in thousands)
Revenue	$35,081	$30,358	$4,723
Cost of sales	(7,258)	(6,426)	832
Selling, general and administrative expense, excluding non-cash compensation	(23,569)	(19,094)	4,475
OIBDAN	$4,254	$4,838	$(584)
OIBDAN	$4,254	$4,838	$(584)
Depreciation and amortization	(1,823)	(1,473)	(350)
Non-cash compensation	(40)	(5)	(35)
Operating income	$2,391	$3,360	$(969)

Graceland Operations tour and exhibit revenue of $13.0 million in 2006 accounted for $1.4 million of the increase in Graceland Operations revenue. The increase resulted from an 11% increase in per visitor spending and a 0.5% increase in attendance from 551,292 in 2005 to 554,193 in 2006. After an 8.2% decrease in visitors in the first half of 2006, which we believe was due to the continued impact of Hurricane Katrina and higher gasoline prices, attendance increased by 8.7% in the second half of the year compared to the prior year period. Per visitor spending improvement is partially due to an increase in the number of visitors choosing the VIP premium tour option.

Retail operations revenue of $13.9 million in 2006 accounted for $1.5 million of the overall increase in revenue. The increase of $1.5 million in retail operations resulted in part from a change in July 2005 to the mail order retail business where the Company now bears the business risk for revenue and related expenses and therefore records revenue and cost of sales. This change contributed $0.7 million of additional revenue in 2006. During the first seven months of 2005, mail order retail sales were outsourced and the Company received a commission based on net sales. Other Graceland retail sales increased by $0.8 million, or 9.5%, in 2006, which is primarily attributable to an increase in per visitor spending of 4.4% and the increase in attendance.

$1.2 million of the revenue increase was due to ticket sales from the non-recurring Elvis the Concert performed in Australia, New Zealand and Thailand in October 2006. Other revenue, primarily hotel room revenue and other property operations, also increased in 2006 over the prior year.

Graceland operations cost of sales increased $0.8 million, or 13%, due primarily to $0.9 million of costs associated with Elvis the Concert. Graceland operations selling, general and administrative expenses increased $4.5 million, or 23%, due to $1.2 million of professional services and related costs associated with the potential redevelopment of the Graceland attraction and our new initiatives with Cirque du Soleil for the creation, development, production and promotion of touring and permanent shows, including a permanent Elvis Presley show at the CityCenter hotel/casino in Las Vegas, higher fulfillment and distribution costs for the mail order retail sales business and a general increase in operating costs.

19 Entertainment

Revenue for 19 Entertainment was $151.2 million for the year ended December 31, 2006, an increase of $80.6 million, or 114%, over the prior period from the date of acquisition, March 17, 2005, through December 31, 2005. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $14.5 million, were $123.2 million, an increase of $53.4 million, or 76%, over the prior period. The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses, other costs and OIBDAN for the year ended December 31, 2006 and for the period from the date of acquisition (March 17, 2005) through December 31, 2005:

Year ended December 31, 2006	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$67,710	$(20,499)	$47,211
Other IDOLS television programs (including license fees and sponsorship)	8,605	(77)	8,528
So You Think You Can Dance and other television productions	38,240	(31,335)	6,905
Recorded music, management clients and other	36,663	(18,432)	18,231
	$151,218	$(70,343)	$80,875
Selling, general and administrative expenses, excluding non-cash compensation			(34,730)
Other costs			(2,669)
OIBDAN			$43,476
OIBDAN			$43,476
Depreciation and amortization			(15,195)
Non-cash compensation			(220)
Operating income			$28,061

Period from date of acquisition (March 17, 2005) through December 31, 2005	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$25,280	$(9,857)	$15,423
Other IDOLS television programs (including license fees and sponsorship)	8,563	(917)	7,646
So You Think You Can Dance and other television productions	20,234	(18,558)	1,676
Recorded music and management clients	16,490	(9,489)	7,001
	$70,567	$(38,821)	$31,746
Selling, general and administrative expenses, excluding non-cash compensation			(20,637)
OIBDAN			$11,109
OIBDAN			$11,109
Depreciation and amortization			(10,219)
Non-cash compensation			(75)
Operating income			$815

The revenue increase of $80.6 million in the year ended December 31, 2006 over the prior period is primarily due to the full year of CKX ownership in 2006, an increase in revenue for American Idol 5 due to the November 2005 amended Fox agreement and improved touring results, increased broadcast hours of So You Think You Can Dance and higher revenue from recording artists. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment has generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the timing of the related live tours.

American Idol 5 aired 45 series hours in the U.S. between January and May 2006. 19 Entertainment recognized $9.0 million in incremental guaranteed license fees in 2006 from the amended Fox agreement. In addition to the license fees, Fox also paid higher bonus fees in 2006 reflecting the higher ratings for American Idol 5 in its targeted demographics. The American Idol 5 tour played 60 dates as compared to 40 dates for the American Idol 4 tour in the prior period. The American Idol 5 tour benefited from strong ticket sales, better terms with the tour promoter and higher sponsorship revenues. Revenues for So You Think You Can Dance increased to $38.1 million from $18.4 million in the prior year reflecting an increase in broadcast hours to 30 hours as compared to 17.5 hours in the prior year and the launch of a tour in 2006. Music revenues increased over the prior year period reflecting the continuing success of prior American Idol artists and due to an annual fee of $5.0 million paid by Fox to 19 Entertainment beginning with American Idol 5 for designating Sony BMG as the continuing record label for American Idol artists and for featuring certain Sony BMG controlled talent on the show.

American Idol 4 aired 38.5 hours in the U.S. in 2005. Our results of operations for the period from the date of acquisition, March 17, 2005, through December 31, 2005 included the broadcast of 18.0 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

Operating expenses increased by $53.4 million in the year ended December 31, 2006 over the prior period due to the full year of CKX ownership in 2006, the cost of producing additional hours of the So You Think You Can Dance television program, higher tour costs, increased music royalties and higher selling, general and administrative expenses. Other costs of $2.7 million representing foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar, reflect the significant weakening of the U.S. dollar in 2006.

Ali Business

The Ali Business contributed $4.1 million in revenue for the period from the date of acquisition (April 10, 2006) to December 31, 2006, $1.3 million of which was related to sports memorabilia signings by Mr. Ali. Operating expenses for the period were $2.7 million. OIBDAN was $1.5 million for the period from the date of acquisition to December 31, 2006.

Corporate and Other

MBST

MBST contributed $6.1 million and $1.9 million in revenue for the year ended December 31, 2006 and for the period from the date of acquisition (August 9, 2005) through December 31, 2005, respectively. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.7 million and $0.3 million, respectively, were $5.9 million and $2.1 million, respectively. OIBDAN was $1.0 million and break-even for the year ended December 31, 2006 and for the period from the date of acquisition through December 31, 2005, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $15.2 million and $11.4 million in the years ended December 31, 2006 and 2005, respectively. The increase of $3.8 million reflects a full year of corporate operations in 2006, increased headcount and increased accounting and audit-related expenses arising from the initial year of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

During the year ended December 31, 2006, the Company incurred $3.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that are not likely to be consummated. For the year ended December 31, 2005, the Company incurred $2.2 million of other costs related to the transition of the Company from an entity with no operations.

Interest Income/Expense, net

The Company had net interest income of $0.2 million for the year ended December 31, 2006, attributable to $1.4 million in interest income generated from cash and marketable securities, offset in part by $1.2 million of interest expense on the Company’s debt and costs associated with maintaining the Company’s revolving credit facilities. The Company had net interest expense of $2.8 million for the combined 2005 period attributable to interest costs associated with borrowings incurred to finance the acquisitions of the Presley Business and 19 Entertainment. These borrowings were repaid in June 2005 with the proceeds from the Company’s public offering of common stock.

Deferred Loan Cost Write-Off

In the prior year, unamortized deferred loan costs of $1.9 million were expensed when the short-term senior loans used to finance the Presley Business and 19 Entertainment acquisitions were re-paid in June 2005 from the proceeds of the Company’s public offering of common stock.

Other Income (Expense)

Other expense of $3.3 million for the year ended December 31, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars. These loans were settled through the declaration of an intercompany dividend before the end of the year.

Other income of $3.0 million for the year ended December 31, 2005 was primarily a result of a foreign exchange gain on the Company’s deferred purchase consideration payable for 19 Entertainment, which was recorded on the date of acquisition (March 17, 2005) and paid in December 2005.

Income Taxes

For the year ended December 31, 2006, the Company recorded income tax expense of $6.2 million, reflecting federal income taxes of $1.7 million, state income taxes of $0.9 million and foreign income taxes of $3.6 million. The federal expense is net of a tax benefit of $2.9 million due to the reversal of a valuation allowance recorded in the prior year which relates to the utilization of net operating loss carryforwards. Applying the 35% U.S. Federal statutory rate to the Company’s pre-tax income would result in income tax expense of $5.9 million in 2006. The Company’s actual income tax expense differs from this amount as a result of several factors, including permanent differences (i.e., certain financial statement items that are not includable in income for income tax purposes), foreign income taxed at different rates, state and local income taxes and the reversal of the valuation allowance.

The deferred tax assets at December 31, 2006 were reduced by a valuation allowance of $28.6 million, principally relating to uncertainty regarding the future realizability of tax benefits related to foreign tax credits. When $27.2 million of these valuation allowances are reversed in future years, the reversals will be credited to goodwill in accordance with FAS 109.

At December 31, 2006, the Company has approximately $1.9 million in foreign net operating loss carryforwards that may also have limits on utilization.

For the year ended December 31, 2005, the Company recorded income tax expense of $0.9 million, reflecting state income taxes of $0.8 million and foreign income taxes of $0.1 million. A federal income tax benefit of $2.7 million was offset by a valuation allowance due to uncertainty of the realization of these tax benefits. Applying the 35% U.S. Federal statutory rate to the pre-tax loss would result in income tax benefit of $1.6 million in 2005. The Company’s actual income tax expense differs from this amount as a result of several factors, including permanent differences, foreign income taxed at different rates, state and local income taxes and the valuation allowance.

Equity in Earnings of Affiliates

The Company recorded $0.7 and $0.8 million of earnings in unconsolidated affiliates for the years ended December 31, 2006 and 2005, respectively, reflecting primarily the Company’s investment in Beckham Brands Limited.

Minority Interest

Minority interest expense of $2.1 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Combined Operating Results Year Ended December 31, 2005
Compared to Predecessor Year Ended December 31, 2004

Prior to the acquisition of the Presley Business on February 7, 2005, the Company had no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations of the Company, we have presented supplemental historical results of the Predecessor. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the year ended December 31, 2005 with that of the Predecessor for the period January 1, 2005 to February 7, 2005. The results of operations of the Predecessor and CKX are not necessarily comparable, in part due to the change in basis resulting from the Company’s acquisition of the Predecessor. Although the combined 2005 financial information does not comply with US GAAP, management is providing this information solely to explain changes in results of operations for the periods presented in the financial statements. The combined total column has been prepared on a different accounting basis than the Company for the year ended December 31, 2005. The combined total excludes the impact of additional depreciation and amortization expense resulting from the application of fair value accounting for acquired assets for the Presley Business for the predecessor period January 1, 2005 to February 7, 2005.

		Predecessor		Predecessor
	CKX	Presley		Presley
	Year	January 1,		Year
	Ended	2005 To		Ended
	December 31,	February 7,	Combined	December 31,
	2005	2005	Total	2004	Variance
	(amounts in thousands)
Revenue	$120,605	$3,442	$124,047	$41,658	$82,389
Operating expenses	123,457	2,980	126,437	31,759	94,678
Operating income (loss)	(2,852)	462	(2,390)	9,899	(12,289)
Income tax expense	855	152	1,007	833	174
Net income (loss)	(5,904)	195	(5,709)	7,493	(13,202)
OIBDAN	12,789	588	13,377	11,100	2,277

The combined total column has been prepared on a different basis of accounting than for the Predecessor for the year ended December 31, 2004. The combined total includes the impact of additional depreciation and amortization expense resulting from the fair value accounting of acquired assets for the Presley Business, 19 Entertainment and MBST. This added approximately $13.0 million to operating expenses. In addition, the combined total includes corporate expenses incurred by the Company of $11.4 million and interest expense related to the Presley and 19 Entertainment short-term senior credit facilities and the Priscilla Presley note of $4.5 million.

Revenue

On a combined basis, revenue was $124.0 million for the combined 2005 period as compared to $41.7 million for the Predecessor for the year ended December 31, 2004. The increase of $82.4 million is primarily attributable to $70.6 million of revenue at 19 Entertainment from the date of its acquisition. $9.9 million was attributable to the Presley Business with $5.7 million due to the release of the documentary, “Elvis by the Presleys,” and $4.2 million was due to higher licensing and royalty fees and revenue from Graceland operations. MBST contributed $1.9 million in revenue from its date of acquisition.

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

OIBDAN

Combined OIBDAN increased $2.3 million to $13.4 million for the year ended December 31, 2005 as higher OIBDAN at the Presley Business and OIBDAN attributable to 19 Entertainment of $11.1 million for the period since the date of its acquisition were partially offset by corporate overhead costs and costs related to the change in control and change in operating business of the Company described above.

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

The Company recorded no income tax expense for the year ended December 31, 2004.

The Predecessor business was partly held in a trust structure and therefore a portion of the net income was not taxed in the business, resulting in a low effective tax rate for the year ended December 31, 2004.

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

Royalties and Licensing

Combined revenue related to the Royalties and Licensing segment was $21.2 million, an increase of $7.7 million, or 57% over the prior year. $5.7 million of this increase was due to the production of “Elvis by the Presleys.” The remaining increase represents royalties from the release of new digitally enhanced videos and DVDs of “Aloha from Hawaii” and “‘68 Special”, license fees for the CBS miniseries on Elvis Presley that aired on the CBS television network in May 2005, and new licensing activities, including a license agreement with Sirius Satellite Radio for an exclusively Elvis radio channel, offset in part by lower revenue from music and films. Combined operating expenses related to the Royalties and Licensing segment, including acquisition-related depreciation and amortization expenses of $3.1 million, were $14.0 million compared to $4.5 million in the prior period, an increase of $9.5 million, or 211%, due primarily to acquisition-related amortization and production costs and other expenses for “Elvis by the Presleys.”

Graceland Operations

The combined operating results related to Graceland Operations include several revenue streams. Combined tour and exhibit revenue was $11.7 million, an increase of $0.5 million, or 5% over the prior year. This increase resulted from higher per-visitor spending due to revenue enhancement programs partially offset by a 3% decrease in mansion attendance from 568,000 to 551,000. The decrease in attendance in 2005 occurred during the final four months of the year. We believe that the decline was due to the impact of Hurricane Katrina and higher gasoline prices which have significantly impacted the level of tourism in the Gulf Coast region. Combined revenue from Graceland’s retail operations was $12.3 million in 2005, an increase of $1.2 million, or 11%, due primarily to merchandise sales of $0.5 million from Elvis the Concert, a touring show featuring footage of Elvis synchronized with a live band which played 12 dates during 2005, and a $0.4 million increase over the prior year resulting from a change in the mail order retail business. On April 1, 2004, the operation of that portion of the business was outsourced and the Company began to receive a commission based on net sales versus recording sales and cost of sales. In July 2005, this operation was moved to a new vendor and the Company again bears the business risk for sales and related expenses. The financial statements include three months of such revenue in 2004 and five months in 2005. Combined hotel room revenue was $3.5 million, an increase of $0.2 million or 5% as the average occupancy rate improved slightly from 79% in 2004 to 80% in 2005 and higher yield per room due to rate increases implemented in the second quarter. Combined operating expenses related to Graceland Operations were $27.0 million compared to $27.2 million in the prior period, a decrease of $0.2 million, or 1%, due to decreased general and administrative expenses.

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

	Revenue	Cost of Sales
	(amounts in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$25,280	$(9,857)	$15,423
Other IDOLS television programs (including license fees and sponsorship)	8,563	(917)	7,646
So You Think You Can Dance and other television productions	20,234	(18,558)	1,676
Recorded music and management clients	16,490	(9,489)	7,001
	$70,567	$(38,821)	$31,746
Selling, general and administrative expenses, excluding non-cash compensation			(20,712)
Depreciation and amortization			(10,219)
Operating income			$815
Operating income			$815
Depreciation and amortization			10,219
Non-cash compensation			75
OIBDAN			$11,109

American Idol 4 was broadcast in the U.S. between January and May 2005. Our results of operations for the period from the date of acquisition, March 17, through December 31, 2005 included the broadcast of 18 hours of American Idol 4 and excluded 20.5 hours which aired prior to the acquisition date.

Other

MBST contributed $1.9 million in revenue from the date of acquisition, August 10, 2005, through December 31, 2005. Operating expenses, including acquisition-related depreciation and amortization expenses of $0.3 million, were $2.1 million.

Liquidity and Capital Resources

Revolving Credit Facility—On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The Credit Facility replaced the Company’s previous $50.0 million financing commitment. As of December 31, 2006, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility will bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility will bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

At December 31, 2006, the Company had $3.7 million of debt outstanding under the Priscilla Presley note and a note issued in connection with the acquisition of certain assets of an Elvis-themed museum, $36.6 million in cash and cash equivalents and no outstanding borrowings under its revolving credit facility. The cash and cash equivalents will be used to provide additional long-term capital to support the growth of the Company’s business, which may include acquisitions of or investments in entertainment properties and businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, our revolving credit facility, new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. We believe that our current cash on hand together with the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations.

Cash Flow for the Year Ended December 31, 2006, 2005  and 2004 (Predecessor)

Operating Activities

Net cash provided by operating activities was $29.9 million for the year ended December 31, 2006, reflecting the net income of $9.2 million, which includes depreciation and amortization expenses of

$20.5 million. Operating cash flow was unfavorably impacted compared to the prior year due to income tax payments made in 2006.

Net cash provided by operating activities was $22.1 million for the year ended December 31, 2005, reflecting the net loss of $5.9 million, which includes depreciation and amortization expenses of $14.9 million, and a decline in net working capital levels in the business related primarily to the mid season timing of our acquisition of 19 Entertainment with regards to American Idol 4. Additionally, in 2005 the Company received a payment of $5.0 million in advance of American Idol 5, which had not yet been recognized as revenue since the company had not yet fulfilled its obligations under its agreement with Fox.

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

Investing Activities

Net cash used in investing activities was $33.0 million for the period ended December 31, 2006. Cash paid for the Ali Business, certain assets of a Las Vegas-based Elvis-themed museum, a company that provides marketing services to advertisers to build relationships between consumers and their brands and 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $64.9 million. The Company sold $42.6 million of marketable securities during the period ended December 31, 2006. Capital expenditures of $10.7 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Net cash used in investing activities was $288.9 million for the year ended December 31, 2005. Cash paid for acquisitions and related costs were $245.3 million. $80.0 million of proceeds from the June 2005 public offering of common stock were invested in marketable securities with $37.4 million subsequently redeemed principally to pay the deferred purchase consideration for 19 Entertainment. Capital expenditures were $1.0 million.

Net cash used in investing activities for the Predecessor was $0.3 million in 2004, primarily resulting from capital expenditures.

Financing Activities

Cash used in financing activities was $0.8 million for the year ended December 31, 2006. During the period ended December 31, 2006, the Company made payments totaling $3.1 million for costs associated with the new revolving credit facility, distributions to minority interest shareholders of $2.0 million, principal payments on notes payable of $0.8 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock, offset by proceeds from warrant exercises of $6.9 million.

Net cash provided by financing activities was $304.1 million for the year ended December 31, 2005. The net proceeds from the public offering of common stock after underwriting discounts and commissions and other offering costs were $233.0 million. The Company received $43.8 million of net proceeds from the Huff investment and $30.0 million of net proceeds from warrant exercises. Acquisition-related borrowings of $148.0 million under the short-term credit facilities in 2005 were repaid on June 27, 2005.

Net cash used in financing activities for the Predecessor was $10.6 million for the year ended December 31, 2004. Debt principal payments of $5.6 million were offset by $2.8 million of line of credit borrowings. $7.7 million was distributed to the trust beneficiary.

Uses of Capital

At December 31, 2006, the Company had $3.7 million of debt outstanding and $36.6 million in cash and cash equivalents.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the each of the Presley Business and Ali Business, capital expenditures and our investment in the Elvis Presley show in Las Vegas (as described in Commitments and Contingencies below).

Capital Expenditures

We presently anticipate that our capital expenditures for 2007, primarily related to land purchases in the vicinity around Graceland, will total approximately $9.0 million.

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

Dividends

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Convertible Preferred Stock is $1.8 million. If we fail to make our quarterly dividend payments to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owing must be paid within three business days in shares of Common Stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%. All such dividend payments were made on a timely basis.

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

The scheduled maturities as of December 31, 2006 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements, guaranteed minimum distributions to The Promenade Trust  and The Muhammad Ali Family Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter		Total
	(in thousands)
Debt (including interest)	$821	$809	$613	$550	$550	$1,100		$4,443
Non-cancelable operating leases	3,134	3,281	3,261	2,711	1,388	5,352		19,127
Employment contracts	16,873	15,255	14,911	4,091	1,420	1,727		54,277
Guaranteed minimum distributions	1,700	1,700	1,700	1,700	1,700		(a)	8,500
19 Entertainment put right	—	—	—	—	—	22,039	(b)	22,039
Series B convertible preferred stock dividend	1,826	1,826	1,826	1,826	1,826		(c)	9,130
MBST contingent consideration	—	—	—	—	—	—	(d)	—
MAE contingent consideration	—	—	—	—	—	—	(e)	—
Total	$24,354	$22,871	$22,311	$10,878	$6,884	$30,218		$117,516

(a)              We are required to make guaranteed minimum distributions to the minority interest shareholder of at least $1.2 million annually for as long as the minority interest shareholder continues to own 15% of the Presley Business. We are also required to make guaranteed minimum distributions to the minority interest shareholder of at least $0.5 million annually for as long as the minority interest shareholder continues to own 20% of the Ali Business.

(b)             We have granted to the former holders of capital stock of 19 Entertainment the right, during a short period beginning March 17, 2011, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above.

(c)              We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)             The sellers of MBST may receive up to 150,000 additional restricted shares of common stock upon satisfaction of certain performance thresholds during the period ending August 9, 2010.

(e)              The Ali Trust has the right to receive an additional 5% membership interest in the Ali Business effective as of the end of the calendar year in which the total compound internal rate of return to the Company on its initial $50 million investment equals or exceeds (i) 30% on a cumulative basis during the period ending April 10, 2011 or (ii) 25% on a cumulative basis for any period commencing on the acquisition date and ending at any time after April 10, 2011. The Ali Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on the fifth anniversary of the acquisition at a price based on the then current fair market value.

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

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management considers an accounting estimate to be critical if it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on the Company’s results of operations. On an ongoing basis, we evaluate our estimates and assumptions, including those related to television production costs, artist advances and recoupable recording costs, goodwill and other intangible assets, income taxes and share based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of the Company’s Board of Directors.

The Company continuously monitors its estimates and assumptions to ensure any business or economic changes impacting these estimates and assumptions are reflected in the Company’s financial statements on a timely basis, including the sensitivity to change the Company’s critical accounting policies.

The following accounting policies require significant management judgments and estimates.

Television Production Costs

The Company accounts for television projects in development pursuant to American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Third party costs incurred in producing television programs for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing television programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. The estimate of revenue is based upon the Company’s contractual rights with respect to certain television projects and are calculated on an individual production basis for these programs. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization as estimates of total revenue can change due to a variety of factors, including a change in the number of hours of programming and foreign distribution opportunities for its programs. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances, as adjusted for anticipated returns, are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”) and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized based on management’s judgment that past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Our management determines the recoverability of artist advances and recoupable recording costs on an artist-by-artist basis based on the success of prior records and projects and costs are only capitalized if the artist has developed a track record of success. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident.

Goodwill and Other Intangible Assets

Significant estimates and assumptions are made by management in the allocation of fair values to assets acquired and liabilities assumed in business combinations. The excess of the purchase price over the fair values of assets acquired and liabilities assumed are allocated to goodwill. Elements of the purchase price that meet the requirements in SFAS 141, Business Combinations, are valued as intangible assets upon acquisition. The significant assumptions used in these valuations include the duration or useful life of the assets, growth rates and amounts of future cash flows for each income stream. To determine these factors, management specifically makes assumptions regarding the future economic outlook for the industry, risks involved in the business and the impact of competition and technological changes.

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

The Company performs its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed below on the first day of its fiscal fourth quarter.

The Company has evaluated the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. The estimates of fair value of a reporting unit are determined primarily using a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s internal budget and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

The Company has also performed the impairment test for its intangible assets with indefinite lives, which consists of a comparison of the fair value of the intangible asset with its carrying value. Significant assumptions inherent in this test include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are being licensed in the marketplace.

The Company performed its impairment assessment on long-lived assets, including intangible assets and goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed as of October 1, 2006, the date of its assessment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax position. Based on an evaluation of the Company’s tax positions, the Company believes that it is appropriately accrued under SFAS No. 5, “Accounting for Contingencies,” for all probable and estimable expenses. All periods presented utilized these same basic assumptions. At year end, the actual effective tax rate is calculated based upon the actual results for the full fiscal year, taking into consideration facts and circumstances known at year end. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

In the future, certain events could occur that would materially affect the Company’s estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting the Company’s income tax provision.

Share-Based Payments

In accordance with SFAS 123R, Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. We estimated the expected lives of the options granted using an estimate of anticipated future employee exercise behavior, which is partly based on the vesting schedule. We estimated forfeitures based on management’s experience with other public companies. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has completed an initial evaluation of the January 1, 2007 adoption of FIN 48 and has preliminarily determined that the adoption will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of adopting SFAS 157 on its 2007 financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for the Company’s fiscal year ended after November 15, 2006.  The application of SAB 108 required the Company to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The initial adoption of SAB 108 had no impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP requires different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its assessment of the impact of adopting SFAS 159 on its financial statements.

Off Balance Sheet Arrangements

As of December 31, 2006, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $3.7 million of total debt outstanding at December 31, 2006, none of which was variable rate debt. As such, we do not have significant exposure to changes in interest rates.

Any future borrowings under the Company’s revolving credit facility would be variable rate debt and the Company would therefore have exposure to interest rate risk.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the year ended December 31, 2006 would have decreased by approximately $3.0 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of December 31, 2006, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

Page
CKX, Inc.
Reports of Independent Registered Public Accounting Firms	51
Consolidated Balance Sheets at December 31, 2006 and 2005	56
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004, and Combined Statements of Operations for the period January 1, 2005 to February 7, 2005 (Predecessor) and the year ended December 31, 2004(Predecessor)	57
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004, and Combined Statements of Cash Flows for the period January 1, 2005 to February 7, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	58
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006, 2005,and 2004	60
Notes to Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CKX, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying combined statements of operations and cash flows related to the net assets acquired of the Promenade Trust (the “Presley Business”) for the year ended December 31, 2004, and for the period January 1, 2005 to February 7, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These combined financial statements and the financial statement schedule are the responsibility of the management of the Presley Business. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of the operations and the cash flows of the Presley Business for the year ended December 31, 2004 and the period January 1, 2005 to February 7, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Memphis, Tennessee
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.)
Las Vegas, Nevada

We have audited the accompanying statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2004, of CKX, Inc. (formerly Sports Entertainment Enterprises, Inc.) (a Delaware corporation) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants & Business Advisors
A Professional Corporation

Las Vegas, Nevada
March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that CKX, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management identified a material weakness in the controls over the accounting for foreign exchange gains and losses on intercompany loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule for the year ended December 31,

2006 of the Company and this report does not affect our report on such financial statements and the financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objections of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2007

CKX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	in thousands, except per
	share and share information
ASSETS
Current assets:
Cash and cash equivalents	$36,610	$36,979
Marketable securities, at fair value	—	42,625
Receivables, net of allowance for doubtful accounts of $457 at December 31, 2006 and $7 at December 31, 2005	23,364	19,503
Inventories, net of allowance for obsolescence of $636 at December 31, 2006 and $394 at December 31, 2005	2,192	2,850
Prepaid expenses	2,758	2,515
Prepaid income taxes	7,014	1,477
Deferred tax assets	760	150
Total current assets	72,698	106,099
Property and equipment—net	35,329	26,685
Receivables	1,274	2,087
Deferred production costs	—	428
Other assets	20,394	13,210
Goodwill	143,946	125,793
Other intangible assets—net	199,805	150,912
Deferred tax assets	1,199	4,914
TOTAL ASSETS	$474,645	$430,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,121	$2,769
Accrued expenses	16,831	17,612
Current portion of long-term debt	631	362
Income taxes payable	—	732
Other current liabilities	1,988	624
Deferred revenue	12,492	12,200
Total current liabilities	40,063	34,299
Long-term liabilities:
Long-term debt	3,070	3,138
Deferred revenue	2,566	1,511
Other long-term liabilities	4,359	3,902
Deferred tax liabilities	26,623	37,043
Total liabilities	76,681	79,893
Minority interest	3,953	3,801
Redeemable restricted common stock—1,672,170 shares outstanding at December 31, 2006 and 2005	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B-1,491,817 shares outstanding	22,825	22,825
Series C-1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 94,237,075 shares issued and outstanding at December 31, 2006 and 90,528,818 issued and outstanding at December 31, 2005	942	905
Additional paid-in-capital	373,115	362,833
Accumulated deficit	(36,562)	(43,931)
Accumulated other comprehensive income (loss)	10,689	(19,200)
Total stockholders’ equity	371,009	323,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,645	$430,128

The accompanying notes are an integral part of these financial statements.

CKX, INC.
STATEMENTS OF OPERATIONS

				Combined
	Consolidated			Predecessor Company(1)
	Year Ended	Year Ended	Year Ended	January 1 to	Year Ended
	December 31,	December 31,	December 31,	February 7,	December 31,
	2006	2005	2004	2005	2004
	(in thousands, except per share and share information)
Revenue	$210,153	$120,605	$—	$3,442	$41,658
Operating expenses:
Cost of sales	79,893	50,533	—	423	6,626
Selling, general and administrative expenses	68,760	44,477	100	2,431	23,932
Corporate expenses	15,236	11,362	—	—	—
Depreciation and amortization	20,541	14,910	—	126	1,201
Acquisition-related costs	3,159	—	—	—	—
Other costs	2,669	2,175	—	—	—
Total operating expenses	190,258	123,457	100	2,980	31,759
Operating income (loss)	19,895	(2,852)	(100)	462	9,899
Interest income	1,406	1,797	—	—	—
Interest expense	(1,166)	(4,617)	(20)	(115)	(1,327)
Write-off of unamortized deferred loan costs	—	(1,894)	—	—	—
Other income (expense)	(3,323)	2,970	—	—	—
Income (loss) before income taxes	16,812	(4,596)	(120)	347	8,572
Income tax expense	6,178	855	—	152	833
Income (loss) before equity in earnings of affiliates and minority interest	10,634	(5,451)	(120)	195	7,739
Equity in earnings of affiliates	686	843	—	—	—
Minority interest	(2,127)	(1,296)	—	—	—
Income (loss) from continuing operations	9,193	(5,904)	(120)	195	7,739
Loss from discontinued operations	—	—	—	—	(246)
Net income (loss)	9,193	(5,904)	(120)	195	7,493
Dividends on preferred stock	(1,824)	(1,632)	—	—	—
Accretion of beneficial conversion feature	—	(17,762)	—	—	—
Net income (loss) available to common shareholders	$7,369	$(25,298)	$(120)	$195	$7,493
Income (loss) per share:
Basic income (loss) per share	$0.08	$(0.35)	$(0.03)
Diluted income (loss) per share	$0.08	$(0.35)	$(0.03)
Average number of common shares outstanding:
Basic	92,529,152	71,429,858	4,283,061
Diluted	93,555,201	71,429,858	4,283,061

(1)          Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these financial statements.

CKX, INC.
STATEMENTS OF CASH FLOWS

	Consolidated			Combined
				Predecessor Company(1)
	Year Ended	Year Ended	Year Ended	January 1 to	Year Ended
	December 31,	December 31,	December 31,	February 7,	December 31,
	2006	2005	2004	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$9,193	$(5,904)	$(120)	$195	$7,493
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Foreign exchange gain on deferred purchase consideration	—	(2,800)	—	—	—
Depreciation and amortization	20,541	14,910	—	126	1,201
Unrealized foreign currency gains and losses	3,996	—	—	—	—
Share-based payments	1,052	731	—	—	—
Minority interest	2,127	1,296	—	—	—
Deferred income taxes	(2,009)	123	—	—	112
Non-cash interest expense	390
Provision for accounts receivable allowance	450	7	—	—	(40)
Provision for inventory allowance	242	394	—	—	50
Gain on asset disposal	—	—	—	—	(8)
Impairment of assets of discontinued operations	—	—	—	—	400
Changes in operating assets and liabilities:
Receivables	(1,677)	2,536	—	(566)	41
Inventory	662	(1,191)	—	124	1,511
Prepaid expenses	1,210	(1,212)	—	(576)	(1,344)
Prepaid income taxes	(5,512)	(1,477)
Other assets	(2,404)	2,010	—	—	—
Accounts payable and accrued expenses	4,376	6,436	—	1,048	(37)
Deferred revenue	(3,388)	4,772	—	1,410	1,159
Income taxes payable	(768)	240	—	152	297
Other liabilities	1,447	1,199	—	—	—
Net cash provided by (used in) operating activities	29,928	22,070	(120)	1,913	10,835
Cash flows from investing activities:
Purchases of businesses, net of cash acquired of $1,787 and $3,501 in the years ended December 31, 2006 and 2005, respectively	(60,993)	(245,283)	—	—	—
Acquisition of certain assets of Elvis-themed museum	(3,928)	—	—	—	—
Investment in marketable securities	—	(80,000)	—	—	—
Proceeds from sale of marketable securities	42,625	37,375	—	—	8
Additions to property and equipment, net	(10,684)	(1,023)	—	(2)	(345)
Net cash used in investing activities	(32,980)	(288,931)	—	(2)	(337)
Cash flows from financing activities:
Issuance of common stock	6,911	33,056	—	—	—
Public offering of common stock	—	253,000	—	—	—
Underwriting discount and other offering costs	—	(20,017)	—	—	—
Proceeds from Huff investment	—	43,819	—	—	—
Proceeds from credit facilities	—	148,000	—	—	2,750
Costs associated with Huff investment
and credit facility	—	(3,207)	—	—	—
Debt issuance costs for new revolving credit facility	(3,158)	—	—	—	—
Distributions to minority interest shareholders	(1,967)	(1,365)	—	—	—
Principal payments on debt	(759)	(148,000)	—	(185)	(5,599)
Dividends paid on preferred stock	(1,824)	(1,177)	—	—	—
Increase in due to affiliates	—	—	120	—	—
Distributions to trust beneficiaries	—	—	—	(23)	(7,735)
Net cash provided by (used in) financing activities	(797)	304,109	120	(208)	(10,584)
Effect of exchange rate changes on cash	3,480	(269)	—	—	—
Net increase (decrease) in cash and equivalents	(369)	36,979	—	1,703	(86)
Cash and cash equivalents, beginning of period	36,979	—	—	201	287
Cash and cash equivalents, end of period	$36,610	$36,979	$—	$1,904	$201

Supplemental cash flow data (in thousands):
Cash paid during the period for:
Interest	$514	$3,254	$—	$172	$1,060
Income taxes	15,118	1,668	—	125	300

(1)   Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

Supplemental Cash Flow Information:

The Company had the following non-cash investing and financing activities in the year ended December 31, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	2,387
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2005 (in thousands):

Common stock issued for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Common stock issued for the acquisition of MBST	10,123
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these financial statements.

CKX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

Accumulated
Preferred Stock								Additional		Other
Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2004	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,513)	$—	$(149)
Net loss	—	—	—	—	—	—	—	—	—	(120)	—	(120)
Balance at December 31, 2004	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,633)	$—	$(269)
Stock issued in settlement of affiliate liability	—	—	—	—	—	—	10,000	—	270	—	—	270
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—
Issuance of common stock	—	—	—	—	—	—	30,389,072	304	2,752	—	—	3,056
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	1,438,868	15	17,282	—	—	40,122
Restricted shares issued to independent directors and employees	—	—	—	—	—	—	124,500	1	475	—	—	476
Shares issued to independent directors	—	—	—	—	—	—	8,813	—	117	—	—	117
Stock option expense	—	—	—	—	—	—	—	—	94	—	—	94
Conversion of Series A Preferred and accretion of beneficial conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	(17,762)	—	—
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,632)	—	(1,632)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	232,983
Net loss	—	—	—	—	—	—	—	—	—	(5,904)	—	(5,904)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(19,200)	(19,200)
Balance at December 31, 2005	—	$—	1,491,817	$22,825	1	$—	90,528,818	$905	$362,833	$(43,931)	$(19,200)	$323,432
Warrant exercises	—	—	—	—	—	—	3,455,219	35	6,876	—	—	6,911
Shares issued for acquisitions	—	—	—	—	—	—	221,683	2	2,385	—	—	2,387
Shares issued to independent directors	—	—	—	—	—	—	16,355	—	576	—	—	576
Restricted shares issued to employees	—	—	—	—	—	—	15,000	—	70	—	—	70
Stock option expense	—	—	—	—	—	—	—	—	375	—	—	375
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,824)	—	(1,824)
Net income	—	—	—	—	—	—	—	—	—	9,193	—	9,193
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29,889	29,889
Balance at December 31, 2006	—	$—	1,491,817	$22,825	1	$—	94,237,075	$942	$373,115	$(36,562)	$10,689	$371,009

The accompanying notes are an integral part of these financial statements.

CKX, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Overview and Basis of Presentation

CKX, Inc. (the “Company”) is engaged in the ownership, development, management and commercial utilization of entertainment content, including the rights to the name, image and likeness of Elvis Presley and the operation of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively, air in over 100 countries around the world.

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements for the year ended December 31, 2004 and the period from January 1—February 7, 2005 has been presented.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. The interests held by our minority shareholders in the Presley Business and the Ali Business are reported as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Any variable interest entities for which the Company is the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation 46(R), Consolidation of Variable Interest Entities, are consolidated.

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

Marketable Securities

At December 31, 2005, marketable securities reflect investments in auction rate preferred stocks issued by closed-end funds with dividend rates re-set every seven to twenty-eight days. These investments were classified as current assets based on our intent and ability to use these securities when required to provide capital to support the liquidity needs and growth of the Company’s business. These investments were available for sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly were carried at fair value, which approximated cost at December 31, 2005. The Company had no marketable securities at December 31, 2006.

Inventory

Inventory, all of which is finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first out method. Allowances are provided for slow-moving or obsolete inventory items based on management’s review of inventory data.

Property and Equipment, net

Property and equipment, net are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $2.2 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively, $0.1 million for the period January 1-February 7, 2005 (Predecessor) and $1.2 million for the year ended December 31, 2004 (Predecessor).

Property and equipment, net consisted of the following as of December 31, 2006 and 2005 :

	December 31, 2006	December 31, 2005	Useful Lives
	(in thousands)	(in thousands)
Land	$17,512	$10,467	n/a
Buildings and improvements	16,839	14,882	5-20
Equipment, furniture and fixtures	5,503	3,251	3-7
	39,854	28,600
Less: accumulated depreciation and amortization	(4,525)	(1,915)
	$35,329	$26,685

Financial Instruments

The Company’s financial instruments represent certain receivables, long-term licensing arrangements and long-term debt. To estimate the fair value of such financial instruments, the Company uses discounted cash flow models and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Revenue Recognition

Merchandising/Name, Image and Likeness Licensing Revenue:

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

Royalty Income:

Royalty income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized in accordance with SFAS No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Under SFAS 50, revenue is recognized when the Company: (i) has signed a non-cancelable contract; (ii) has delivered the rights to the licensee who is free to exercise them; (iii) has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known by the Company on a timely basis. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of sales.

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

Sponsorship Revenue:

The Company derives revenue from sponsorships associated with certain of its television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenue from a one-time event is recognized when: (i) pervasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (a) pervasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price is fixed or determinable; and (d) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

Management and Production Services Revenue:

The Company recognizes revenue from management and production services at the time the services are provided. Revenue earned based on clients’ performances is earned when documentation that the client has performed the service is received; this revenue is typically based on a contractual percentage of the clients’ earnings. Revenue from the clients’ participation and residuals are recognized at the time such amounts can be reasonably determined, which is generally upon receipt of a statement from a third party.

Other Revenue:

Ticket sales for tours and exhibits at Graceland, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket. Revenue resulting from hotel room rentals is recognized concurrent with room usage. Apartment rental revenue is recognized over the term of the rental lease. Revenue from concerts and other tours is recognized when the tour date is completed. The Company also derives a small portion of its revenue from other sources related to its principal business activities, such as subscriber fees related to the official Elvis website and revenue from Internet and telephony rights granted. Management considers these revenue streams to be immaterial to the financial statements as a whole.

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

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances are recorded in accordance with SFAS 50, and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. The Company had capitalized artist advances of $1.1 million as of December 31, 2006. There were no capitalized advances as of December 31, 2005.

Advertising Expense

Advertising costs are expensed as incurred except for production costs, which are deferred and expensed when advertisements run for the first time. Advertising costs charged to expense were $1.3 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004 (Predecessor) and $0.1 million for the period of January 1 to February 7, 2005 (Predecessor). Advertising costs deferred and included in prepaid expenses were $0.2 million as of December 31, 2006; no advertising costs were deferred at December 31, 2005.

Website Development Costs

The Company expenses as incurred the costs of maintenance and minor enhancements to the features and functionality of its websites.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax reporting purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Acquisition-related Costs

The Company expenses acquisition-related third party due diligence costs for potential acquisitions if and when a determination is made that the acquisition will not be consummated.

Foreign Currency

The Company has operations in several foreign countries, primarily the United Kingdom. In the normal course of business these operations are exposed to fluctuations in currency values. Balance sheets of international operations are translated into U.S. dollars at period-end exchange rates while the statements of operations are translated at average exchange rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive loss. Translation gains and losses related to long-term and permanently invested intercompany balances are recorded in accumulated other comprehensive loss.

Gains and losses from transactions denominated in foreign currencies are included in the statement of operations. For the year ended December 31, 2006, the Company had foreign currency losses of $2.7 million as a result of transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar, at 19 Entertainment due to the weakening of the dollar. These losses are recorded as other costs within operating income.

In 2006, the Company incurred an additional $3.3 million foreign currency loss related to short-term intercompany  loans between 19 Entertainment and the parent company that were denominated in U.S. dollars. These loans were settled through the declaration of an intercompany dividend before the end of the year. This loss is reflected in the statement of operations in other expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. The Company performs its annual impairment assessment on goodwill and indefinite lived intangible assets in accordance with the methods prescribed above on the first day of its fiscal fourth quarter. The Company has tested its goodwill and indefinite lived intangible assets for impairment and no impairment was identified at the reporting unit level.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values.

The Company accounts for impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a uniform accounting model for the disposal of long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Equity Investments

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

Equity investments of $1.8 million and $0.8 million as of December 31, 2006 and 2005, respectively, primarily related to Beckham Brand Limited, are included in other assets on the accompanying consolidated balance sheets.

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in footnote 10, Share-Based Payments, the Company records compensation expense for all share-based payments

(including employee stock options) based on their fair value over the requisite service period. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has completed an initial evaluation of the January 1, 2007 adoption of FIN 48 and has determined that the adoption will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of SFAS 157 on its financial statements following adoption.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for the Company’s fiscal years ended after November 15, 2006.  The application of SAB 108 requires the Company to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The initial adoption of SAB 108 had no impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. US GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

The holders of the Series B Preferred Stock vote with the holders of Common Stock on all matters on an as converted basis and vote separately as a class with respect to authorizing any of the following: (i) an increase in the authorized number of shares of Series B Preferred Stock, (ii) the issuance of additional shares of Series B Preferred Stock, (iii) the creation or issuance of any equity securities having rights, preferences or privileges senior to or on parity with the Series B Preferred Stock, (iv) amending the Company’s Certificate of Incorporation or By-Laws in a manner that is adverse to the Series B Preferred Stock, (v) the declaration or payment of dividends on equity securities ranking on a parity with or junior to the Series B Preferred Stock, and (vi) the repurchase or redemption of any of the Company’s outstanding equity securities other than shares of the Series B Preferred Stock.

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

Upon a liquidation, the holders of the Series B Preferred Stock are entitled to receive in preference to the holders of any other class or series of the Company’s equity securities, a cash amount per share equal to the greater of (x) the stated value plus accrued but unpaid dividends, or (y) the amount to which they would be entitled to receive had they converted into Common Stock.

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

The terms of the Series A Convertible Redeemable Preferred Stock specifically provided for an adjustment to the conversion price upon the issuance of the 15,486,815 warrants issued but not exercised by the recipients thereof immediately following the closing of the Presley Acquisition, but no adjustment in connection with the issuance and exercise of the warrants received by the Huff Alternative Fund LP or the Huff Alternative Parallel Fund LP at closing or for the 5,000,000 warrants which were issued and exercised immediately following closing. After giving effect to the adjustments described in the preceding sentence, the conversion price of the Series A Convertible Redeemable Preferred Stock became $7.18 per share of common stock, so that each share of Series A Convertible Redeemable Preferred Stock was convertible into approximately 2.8 shares of common stock.

In the event that any holder of Series A Convertible Redeemable Preferred Stock had not converted its shares as of the eighth anniversary of the date of issuance, the Company would have been required to redeem 100% of the outstanding shares of Series A Convertible Redeemable Preferred Stock for an aggregate price equal to the stated value multiplied by the number of shares of Series A Convertible Redeemable Preferred Stock then being redeemed plus a distribution of cash or additional shares of Series A Convertible Redeemable Preferred Stock such that the return calculated to such date equaled 8%.

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

4.   Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income (loss)	$9,193	$(5,904)
Other comprehensive income (loss):
Foreign currency translation adjustments	29,889	(19,200)
Comprehensive income (loss)	$39,082	$(25,104)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements. No reconciliation between net income (loss) and comprehensive income (loss) for the period January 1, 2005 to February 7, 2005 for the Predecessor or the year ended December 31, 2004 for the Company or the Predecessor is reflected in the table above because there were no adjustments between net income (loss) and comprehensive income (loss) for such period.

5.   Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Basic and diluted earnings per share for the year ended December 31, 2006 are both $0.08. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of the conversion of all outstanding employee share based stock plan awards because the effect would be anti-dilutive. Diluted loss per share for the year ended December 31, 2005 is the same as basic loss per share because the conversion of all potentially issuable common shares would be anti-dilutive. As a result, 4,297,625 shares are excluded from the calculation of diluted earnings per share for the year ended December 31, 2005.

The following table shows the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share information)
Basic income (loss) per share computation:
Net income (loss) applicable to common shareholders	$7,369	$(25,298)	$(120)
Basic common shares outstanding (including redeemable restricted common stock)	92,529,152	71,429,858	4,283,061
Basic income (loss) per share	$0.08	$(0.35)	$(0.03)
Diluted income (loss) per share computation:
Net income (loss) applicable to common shareholders	$7,369	$(25,298)	$(120)
Basic common shares outstanding (including redeemable restricted common stock)	92,529,152	71,429,858	4,283,061
Incremental shares for assumed exercise of warrants	1,026,049	—	—
Diluted common shares outstanding (including redeemable restricted common stock)	93,555,201	71,429,858	4,283,061
Diluted income (loss) per share	$0.08	$(0.35)	$(0.03)

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

In March 2006, the Presley Business acquired certain assets of an Elvis-themed museum located in Las Vegas, Nevada, including certain intellectual property rights as well as a substantial portion of the memorabilia formerly on display at the establishment. The total purchase price for the assets was approximately $4.7 million, $3.9 million (including $0.1 million of transaction costs) of which was paid in cash in full at closing and $0.8 million of which was paid in the form of a three-year promissory note (see note 9). The Company paid $2.0 million for the acquired memorabilia and $2.7 million for a non-compete agreement from the former owners which is being amortized over five years. The sellers permanently closed the museum and the name of the museum has been retired as part of the Company’s overall plan to bring a world-class Elvis-themed attraction to Las Vegas.

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

In March 2006, 19 Entertainment acquired the remaining 50% of a previously 50%-owned affiliate engaged in the management of songwriters and producers. The purchase price for the remaining 50% interest was £1.6 million ($2.8 million based on the exchange rate at the date of acquisition), paid in cash at closing. The Company has performed a valuation of the assets acquired and liabilities assumed and has made an allocation of $0.7 million to other intangible assets, which will be amortized over five years, and $2.4 million to goodwill.

In August 2006, 19 Entertainment acquired 100% of the outstanding capital stock of a company engaged in marketing services and the creation and promotion of consumer brand awareness. Consideration paid at closing for the acquisition consisted of £3.5 million in cash ($6.7 million based on the exchange rate at the date of acquisition) and 139,553 shares of common stock valued at £0.7 million ($1.3 million based on the exchange rate at the date of acquisition). The Company has performed a valuation of the assets acquired and liabilities assumed and has made an allocation of $2.5 million to other intangible assets, which will be amortized over five years, and $4.8 million to goodwill.

MBST

On August 9, 2005, the Company acquired 100% of Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a manager of comedic talent and producer of motion pictures and television programming. The Company acquired MBST for initial total consideration of $10.6 million, of which $1.0 million in cash was paid at closing, and 700,000 unregistered shares of common stock. The purchase price was subject to a working capital adjustment, of which $1.1 million in cash and 40,480 unregistered shares valued at $0.5 million were paid to the sellers in 2005 and $0.2 million in cash and

38,130 unregistered shares valued at $0.5 million were paid to the sellers in 2006 as a final settlement. In addition, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met. The allocation of the fair values to the assets acquired and liabilities assumed was based on a valuation prepared by an independent appraisal firm. The results of operations of MBST are included in the results of the Company since the date of acquisition.

The Ali Business

On April 10, 2006, the Company acquired an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The Company acquired the Ali Business for $50.0 million in cash and incurred an additional $2.1 million in transaction costs. The Muhammad Ali Family Trust has retained a 20% interest in the Ali Business.

The following table summarizes the fair values of the assets acquired and liabilities assumed on April 10, 2006. These amounts have been adjusted to reflect the Company’s 80% ownership interest. The significant assumptions used in the valuation included factors affecting the duration, growth rates and amounts of future cash flows.

(in thousands)
Current assets	$3,006
Intangible assets	52,599
Deferred tax assets	1,387
Other assets	73
Assets acquired	57,065
Current liabilities	2,027
Other liabilities	2,939
Liabilities assumed	4,966
Net assets acquired	$52,099

In accordance with SFAS No. 109, the Company has provided for deferred taxes for the difference between the book and tax basis of the net assets acquired.

The purchase price for the Ali Business was determined based on management’s assessment of the financial prospects of the existing business as well as the increased value the Company believes can be derived from pursuing additional licensing opportunities. The amounts allocated to intangible assets of $52.6 million were attributed to trademarks, publicity rights and other intellectual property and were determined to have indefinite lives.

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

Pro Forma Information

The following table summarizes unaudited pro forma financial information for the Company assuming the acquisitions of the Presley Business, 19 Entertainment, MBST and the Ali Business acquisitions and the related financing transactions had occurred on January 1, 2006 and 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Year Ended December 31,
	2006	2005
	(in thousands, except per share information)
Revenue	$213,760	$151,578
Net income (loss) available to common stockholders	$8,281	$(21,398)
Net income (loss) per common share:
Basic and diluted	$0.09	$(0.30)

Note that the amounts for the year ended December 31, 2005 exclude non-cash employee compensation expense associated with the exercise of employee stock options by 19 Entertainment employees immediately prior to the Company’s acquisition on March 17, 2005. The exercise was a one time non-recurring event that resulted directly from the acquisition of 19 Entertainment by the Company. This expense was $14.8 million before tax, or $(0.21) per share.

7. Intangible Assets and Goodwill

Intangible assets as of December 31, 2006 consist of (dollar amounts in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Intangible Assets Acquired During 2006	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	13.1 years	$28,900	$—	$(3,466)	$25,434
Other Presley intangible assets	15.2 years	10,880	2,742	(2,715)	10,907
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	5.3 years	79,340	—	(18,812)	60,528
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	2.4 years	12,733	3,321	(7,126)	8,928
MBST artist contracts, profit participation rights and other intangible assets	4.9 years	4,270	—	(1,026)	3,244
		$136,123	$6,063	$(33,145)	$109,041

The gross carrying amount of intangible assets  of $136.1 million in the table above differs from the amount of $125.5 million in the table below due primarily to foreign currency movements of $11.2 million, offset by a decline of $0.6 million relating to the Company’s finalization of its accounting for prior year acquisitions.

	Balance at December 31, 2005	Indefinite Lived Intangible Assets Acquired During 2006	Balance at December 31, 2006
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,165	$52,599	$90,764

Intangible assets as of December 31, 2005 consist of (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(1,521)	$27,379
Other Presley intangible assets	10,880	(1,566)	9,314
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	69,878	(6,583)	63,295
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	11,339	(3,044)	8,295
MBST artist contracts, profit participation rights and other intangible assets	4,745	(281)	4,464
	$125,742	$(12,995)	$112,747
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$38,165		$38,165

Amortization expense for definite lived intangible assets was $18.4 million and $13.0 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows:

Years Ending December 31,	(in thousands)
2007	$18,500
2008	17,500
2009	15,900
2010	15,200
2011	14,100

Goodwill as of December 31, 2006 consists of (dollar amounts in thousands):

	Balance at December 31, 2005	Goodwill Acquired During 2006	2006 Foreign Currency Translation Adjustment	Other Adjustments	Balance at December 31, 2006
Presley royalties and licensing	$6,967	$—	$—	$(4,535)	$2,432
Presley Graceland operations	7,675	—	—	—	7,675
19 Entertainment	102,096	7,212	14,649	(215)	123,742
MBST	9,055	—	—	1,042	10,097
Total	$125,793	$7,212	$14,649	$(3,708)	$143,946

The finalization of the Presley Business purchase price allocation resulted in a decrease in goodwill and deferred tax liabilities of $4.5 million in the year ended December 31, 2006. The finalization of the 19 Entertainment purchase price allocation resulted in a decrease in goodwill and deferred tax liabilities of $0.2 million in the year ended December 31, 2006.

The finalization of the MBST purchase price allocation resulted in a $0.3 million increase in goodwill and a corresponding decrease in intangible assets in the year ended December 31, 2006. In 2006, the Company paid $0.2 million in cash and issued common shares valued at $0.5 million to the sellers of MBST as a final working capital adjustment.

8.   Debt

At December 31, 2006, the Company had $3.1 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385 percent per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2013.

At December 31, 2006, the Company had $0.6 million outstanding under a note issued in connection with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum and is payable in 36 equal monthly installments.

The carrying amount of the Company’s debt approximates fair value.

The scheduled repayments of debt outstanding as of December 31, 2006, are as follows:

Years Ending December 31,	(in thousands)
2007	$631
2008	651
2009	486
2010	446
2011	470
Thereafter	1,017
$3,701

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. As of December 31, 2006, the Company had not drawn on the Credit Facility. The Credit Facility is guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The Credit Facility is secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. Loans under the Credit Facility are available to the

Company for general corporate purposes and to finance future acquisitions and joint ventures. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants as well as non-financial covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company incurred $3.2 million in debt issuance costs related to the Credit Facility that are being amortized over the five year term of the agreement.

In connection with our public offering of common stock on June 27, 2005 (see Note 3), the Company repaid $39.4 million, plus accrued and unpaid interest, owed to an affiliate of Bear, Stearns & Co. Inc., under a short-term senior credit facility incurred in connection with the acquisition of the Presley Business. The loan was repaid at 101% of its principal amount. The Company also paid $109.0 million, plus accrued and unpaid interest, owed to an affiliate of Bear, Stearns & Co. Inc., under a short-term senior credit facility incurred in connection with the acquisition of 19 Entertainment. Both short-term senior loans were due to mature on February 6, 2006.

In June 2005, the Company expensed $1.9 million of unamortized deferred loan costs upon repayment of the short-term senior loans.

The average interest rate on the Presley loan and the 19 Entertainment loan was 6.91% and 7.07%, respectively, for the periods outstanding in 2005.

9.   Stockholders’ Equity

At December 31, 2006 and 2005, the Company had outstanding warrants to purchase 1,096,378 and 4,551,597 shares of common stock, respectively, at an exercise price of $2.00 per share which expired on February 7, 2007, and warrants to purchase 500,000 shares of common stock at an exercise price of $10.00 per share which expire on February 7, 2008 issued to former shareholders in the initial capitalization of the Company in February 2005.

In the year ended December 31, 2006, a total of 3,455,219 warrants with an exercise price of $2.00 were exercised. The remaining 1,096,378 warrants with an exercise price of $2.00 were exercised in the first quarter of 2007. Warrants representing 975,063 shares of Company common stock in the aggregate, were exercised pursuant to a cashless exercise option which resulted in the issuance by the Company of 813,227 shares of common stock.

10.   Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. The Company issued 16,355 shares to directors as compensation in the year ended December 31, 2006. Shares available for future grants under the 2005 Plan were 3,395,332 at December 31, 2006 and 3,605,187 at December 31, 2005.

Restricted Stock Grants

On February 8, 2005, the Company granted 42,000 shares of restricted common stock to the Company’s independent directors. The restricted shares vest ratably on each of the first three anniversaries of the date of grant. The shares were valued at $14.40, the closing stock price on the date of grant. The total value of these shares of $0.6 million is being expensed ratably over the three-year requisite service period.

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

The Company issued 15,000 restricted shares to employees valued at $0.2 million at the dates of grant and 7,500 restricted shares valued at $0.1 million at the dates of grant in the years ended December 31, 2006 and 2005, respectively, subject to various vesting requirements. These shares are charged to non-cash compensation expense ratably over the vesting periods, which do not exceed three years.

Stock Option Grants

The Company granted 218,000 stock options to employees during 2006. The options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant. 208,000 of the options granted in 2006 vest 30% on the third anniversary from the dates of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. The remainder of the options vest at the rate of 20%-33% per year commencing on the effective date of the grant.

The fair values of the options granted were between $5.31 and $5.80 per share, with a weighted average fair value of $5.75 per share. The fair values were each estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	5.0%
Volatility	38.0%
Expected life	7.5	years
Dividend yield	0.0%

The Company granted 261,500 stock options to employees in 2005. The options expire 10 years from the date of grant. All options were granted with an exercise price equal to the market price on the date of grant. The options granted in 2005 vest 30% on the third anniversary from the date of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant.

The fair value of the options granted was $4.84 per share. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	4.0%
Volatility	38.0%
Expected life	5.0	years
Dividend yield	0.0%

Compensation expense for stock option grants is being recognized ratably over the five year vesting period, assuming 75% of the options will ultimately vest. None of the outstanding options were exercisable at December 31, 2006.

A summary of the status of the Company’s stock options as of December 31, 2006 and 2005 and changes during the years then ended are presented below:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance outstanding at beginning of year	259,500	$12.20	—
Granted	218,000	$13.88	261,500	$12.20
Exercised	—	—	—	—
Forfeited	(37,500)	$12.87	(2,000)	$12.20
Balance outstanding at end of year	440,000	$12.97	259,500	$12.20
Balance exercisable at end of year	—	—	—	—

Total compensation cost not yet recognized for stock options as of December 31, 2006 is $1.8 million and the weighted average future period for recognizing this cost is 3.9 years. The weighted average remaining life of outstanding stock options is 8.9 years. Total compensation cost not yet recognized for restricted stock grants as of December 31, 2006 is $0.8 million and the weighted average remaining vesting period is 2.5 years.

Compensation expense for stock plan awards for the years ended December 31, 2006 and 2005 were $0.8 million and $0.6 million, respectively.

11.   Income Taxes

Domestic and foreign income from continuing operations are as follows:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,
(in thousands)	2006	2005	2004	2005	2004
Domestic operations	$(9,692)	$(3,334)	$(120)	$347	$8,572
Foreign operations	26,504	(1,262)	—	—	—
Total income (loss) before income taxes	$16,812	$(4,596)	$(120)	$347	$8,572

The provision for income taxes consists of the following:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,
(in thousands)	2006	2005	2004	2005	2004
Current provision (benefit)
Federal	$2,089	$—	$—	$128	$485
Foreign	5,030	11	—	—	—
State	1,068	732	—	30	82
	8,187	743	—	158	567
Deferred provision (benefit)
Federal	(368)	(12)	—	(6)	266
Foreign	(1,484)	51	—	—	—
State	(157)	73	—	—	—
	(2,009)	112	—	(6)	266
Total income tax expenses	$6,178	$855	$—	$152	$833

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% in 2006 and 2005 and 34% in 2004. The differences are as follows:

				Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	January 1- February 7,	Year Ended December 31,
(in thousands)	2006	2005	2004	2005	2004
Expense (benefit) at statutory federal rate	$5,884	$(1,609)	$(41)	$121	$2,914
Effect of state and local income taxes	1,002	523	—	31	74
Foreign earnings.	686	(222)	—	—	—
Valuation allowance	(2,947)	2,748	41	—	—
Income taxed directly to minority interests	(378)	(353)	—	—	—
Non taxable trust income	—	—	—	—	(2,324)
Foreign exchange	1,154	—	—	—	—
Permanent items	777	(232)	—	—	169
Income tax expense	$6,178	$855	$—	$152	$833

The income tax expense for 2006 is net of a federal tax benefit of $2.9 million due to the reversal of a valuation allowance established in 2005 for net operating losses due to the Company generating taxable income.

The Predecessor reported income tax benefits in 2004 of $0.2 million, related to discontinued operations.

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
(in thousands)	2006	2005
Deferred income tax assets:
Current
Inventory	$334	$398
Accounts receivable	426	527
Current deferred income tax assets	760	925
Non-current
Future foreign tax credits	28,104	27,150
Net operating loss carryforwards	781	7,271
Deferred revenue	616	—
Property and equipment	—	561
Other	281	562
Non-current deferred income tax assets	29,782	35,544
Total deferred income tax assets	30,542	36,469
Less: valuation allowance	(28,583)	(31,405)
Total deferred income tax assets, net	1,959	5,064
Deferred tax liabilities:
Intangible asset basis difference	(25,207)	(37,043)
Property and equipment	(1,061)	—
Other	(355)	—
Total deferred income tax liabilities	(26,623)	(37,043)
Total deferred income tax assets (liabilities), net	$(24,664)	$(31,979)

The deferred tax assets at December 31, 2006 were reduced by a valuation allowance of $28.6 million, principally relating to uncertainty regarding the future realizability of tax benefits related to foreign tax credits. When $27.2 million of these valuation allowances are reversed in future years, the reversals will be credited to goodwill in accordance with FAS 109.

At December 31, 2006, the Company has approximately $1.9 million of foreign net operating loss carryforwards that may have limits on utilization.

Deferred income taxes of $0.1 million have been provided on the undistributed earnings of a foreign affiliate accounted for under the equity method, because the Company does not plan to permanently reinvest those earnings.

12.   Segment Information

The Company currently has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and the Ali Business. The operating results of MBST are reported as part of Corporate and Other for segment purposes. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

The Company evaluates its operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which we refer to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP as OIBDAN is not a GAAP equivalent measurement.

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
Segment Information	Licensing	Operations	Entertainment	Business	Other	Total
	(amounts in thousands)
Year ended December 31, 2006:
Revenue	$13,699	$35,081	$151,218	$4,065	$6,090	$210,153
Operating income (loss)	$6,300	$2,391	$28,061	$1,404	$(18,261)	$19,895
Depreciation and amortization	$2,582	$1,823	$15,195	$67	$874	$20,541
OIBDAN	$8,897	$4,254	$43,476	$1,481	$(16,620)	$41,488
Year ended December 31, 2005:
Revenue	$19,470	$28,618	$70,567	$—	$1,950	$120,605
Operating income (loss)	$6,037	$4,065	$815	$—	$(13,769)	$(2,852)
Depreciation and amortization	$3,040	$1,347	$10,219	$—	$304	$14,910
OIBDAN	$9,083	$5,417	$11,109	$—	$(12,820)	$12,789
Year ended December 31, 2004:
Revenue	$—	$—	$—	$—	$—	$—
Operating income (loss)	$—	$—	$—	$—	$(100)	$(100)
Depreciation and amortization	$—	$—	$—	$—	$—	$—
OIBDAN	$—	$—	$—	$—	$(100)	$(100)
Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442
Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462
Depreciation and amortization	$—	$126	$—	$—	$—	$126
OIBDAN	$1,167	$(579)	$—	$—	$—	$588
Year ended December 31, 2004 (Predecessor):
Revenue	$13,506	$28,152	$—	$—	$—	$41,658
Operating income (loss)	$8,981	$918	$—	$—	$—	$9,899
Depreciation and amortization	$—	$1,201	$—	$—	$—	$1,201
OIBDAN	$8,981	$2,119	$—	$—	$—	$11,100

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
	Licensing	Operations	Entertainment	Business	Other	Total
	(amounts in thousands)
Asset Information:
Segment assets at December 31, 2006	$73,705	$62,440	$222,122	$54,806	$61,572	$474,645
Segment assets at December 31, 2005	$76,694	$56,693	$202,764	$—	$93,977	$430,128
Investment in affiliates at December 31, 2006	$—	$—	$1,793	$—	$—	$1,793
Investment in affiliates at December 31, 2005	$—	$—	$805	$—	$—	$805
Purchase of property and equipment for year ended December 31, 2006	$—	$8,748	$1,690	$11	$235	$10,684
Purchase of property and equipment for year ended December 31, 2005	$—	$643	$131	$—	$249	$1,023
Purchase of property and equipment for period January 1, 2005 to February 7, 2005 (Predecessor)	$—	$2	$—	$—	$—	$2
Purchase of property and equipment for year ended December 31, 2004 (Predecessor)	$—	$345	$—	$—	$—	$345

Below is a reconciliation of the Company’s OIBDAN to net income (loss):

				Predecessor Company
(amounts in thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	January to February 7, 2005	Year Ended December 31, 2004
OIBDAN	$41,488	$12,789	$(100)	$588	$11,100
Depreciation and amortization	(20,541)	(14,910)	—	(126)	(1,201)
Non-cash compensation	(1,052)	(731)
Interest income	1,406	1,797	—	—	—
Interest (expense)	(1,166)	(4,617)	(20)	(115)	(1,327)
Write-off of unamortized deferred loan costs	—	(1,894)	—	—	—
Equity in earnings of affiliates	686	843	—	—	—
Other income (expense)	(3,323)	2,970	—	—	—
Income tax expense	(6,178)	(855)	—	(152)	(833)
Minority interest	(2,127)	(1,296)	—	—	—
Loss from discontinued operations.	—	—	—	—	(246)
Net income (loss)	$9,193	$(5,904)	$(120)	$195	$7,493

Based upon the location of customers, the Company had revenue from international markets totaling $27.1 million for the year ended December 31, 2006, of which $3.3 million was attributable to the Royalties and Licensing segment and $23.8 million was attributable to the 19 Entertainment segment. For the year ended December 31, 2005 the Company had revenue from international markets totaling $27.7 million, of which $5.8 million was attributable to the Royalties and Licensing segment and $21.9 million was attributable to the 19 Entertainment segment. $14.7 million of 2006 international revenue was from the United Kingdom. Assets based in the United Kingdom are $203.8 million. In 2006, the Company had revenue from three customers that each represented greater than 10% of the Company’s total revenue. Three customers accounted for $60.1 million, $26.9 million and $16.4 million, respectively, of the 19 Entertainment segment’s total revenue. For the year ended December 31, 2006, an additional customer accounted for $27.3 million of the 19 Entertainment segment’s total revenue and $2.6 million of the Royalties and Licensing segment’s total revenue.

13.   Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $2.9 million, $2.0 million and  $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively, $0.5 million for the year ended December 31, 2004 (Predecessor) and $0.1 million for the period January 1—February 7, 2005 (Predecessor). Minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Year Ending December 31,
2007	$3,134
2008	3,281
2009	3,261
2010	2,711
2011	1,388
Thereafter	5,352
$19,127

The Company is required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley Business. The Company is required to make guaranteed minimum distributions to The Muhammad Ali Family Trust of at least $0.5 million annually for as long as The Muhammad Ali Family Trust continues to own 20% in the Ali Business. These distributions are a component of the minority interest liability.

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

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)
Year Ending December 31,
2007	$16,873
2008	15,255
2009	14,911
2010	4,091
2011	1,420
Thereafter	1,727
$54,277

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

Priscilla Presley, the mother of Lisa Marie Presley, the sole beneficiary of the trust which owned the Presley Business prior to February 7, 2005, made appearances on behalf of the Presley Business prior to its acquisition on February 7, 2005. The related salary expense was approximately $0.9 million for the year ended December 31, 2004 (Predecessor) and $0.1 million for the period January 1—February 7, 2005 (Predecessor).

15.   Retirement Plan

The Company adopted the Predecessor’s defined contribution plan in 2005 covering U.S. employees who have met eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of what an employee contributes to the plan. The Company’s matching contribution for the year ended December 31, 2006 and 2005 was $0.4 million and $0.3 million, respectively. The Predecessor’s matching contribution for the year ended December 31, 2004 and the period January 1—February 7, 2005 was $0.3 million and less than $0.1 million, respectively.

16.   Discontinued Operations Impairment and Loss (Predecessor)

As result of recurring losses by the restaurant operation of the Predecessor, management closed the restaurant in September 2003. The restaurant had no operating results for the year ended December 31, 2004.

The impairment loss for the discontinued operation for the year ended December 31, 2004 (Predecessor) was as follows:

Year Ended December 31,
2004
(in thousands)
Impairment loss on net assets and other accruals	$(400)
Tax benefit	154
$(246)

The liability included on the Company’s consolidated balance sheet related to the restaurant lease as of December 31, 2005 was $0.4 million. There is no liability as of December 31, 2006.

17.   Unaudited Quarterly Financial Information (Restated)

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis. Certain prior quarter amounts have been reclassified for current period presentation.

As a result of the seasonality of the Company’s businesses, including the timing of the airing of its principal television properties, the Company generated lower revenue, a loss from operations and a net loss during the fourth quarter of the years ended December 31, 2006 and 2005.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, the Company’s management determined that certain foreign exchange losses on short-term intercompany loans were incorrectly recorded in other comprehensive income (loss) on the Company’s balance sheet rather than as a component of other income (expense). 19 Entertainment transferred cash generated from operations to the parent company at various times throughout 2006 through intercompany loans. The cash transfers were expected to be settled with the declaration of a dividend, which subsequently occurred in November 2006. The Company subsequently determined that the loans were not considered permanent under FASB No. 52, Foreign Currency Translation, and therefore the foreign currency movements on the loans prior to the date of the dividend declaration should have been recorded as a component of other income (expense).

The Company also determined that it is more appropriate to disclose operating-related foreign exchange gains and losses as a component of operating income rather than as a component of other income (expense) in its consolidated statement of operations which had been its practice in its 2006 and 2005 interim financial statements. The Company has therefore restated its 2006 quarterly financial information to reflect this reclassification. No reclassification was made for 2005 because the impact was insignificant.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2006		June 30, 2006		September 30, 2006
(in thousands, except per share data)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Operating income	$5,819	$5,528	$14,423	$14,299	$12,711	$12,222
Other income (expense)	(291)	(151)	(125)	(881)	(690)	(861)
Income tax expense	2,815	2,746	6,344	5,954	2,956	2,790
Net income	3,053	2,971	7,998	7,508	8,745	8,251
Net income available to common shareholders	2,597	2,515	7,542	7,052	8,289	7,795
Basic income per common share	0.03	0.03	0.08	0.08	0.09	0.08
Diluted income per common share	0.03	0.03	0.08	0.07	0.09	0.08

	Six Months Ended		Nine Months Ended
	June 30, 2006		September 30, 2006
(in thousands, except per share data)	As previously reported	As restated	As previously reported	As restated
Operating income	$20,242	$19,827	$32,953	$32,049
Other income (expense)	(416)	(1,032)	(1,106)	(1,893)
Income tax expense	9,159	8,700	12,115	11,490
Net income	11,051	10,479	19,796	18,730
Net income available to common shareholders	10,139	9,567	18,428	17,362
Basic income per common share	0.11	0.10	0.20	0.19
Diluted income per common share	0.11	0.10	0.19	0.18

All amounts for all periods shown are in thousands, except share information.

For the year ended December 31, 2006	First Quarter (as restated)	Second Quarter (as restated)	Third Quarter (as restated)	Fourth Quarter	Total
Revenue	$41,109	$60,210	$76,522	$32,312	$210,153
Depreciation and amortization	4,737	5,117	5,309	5,378	20,541
Operating income (loss)	5,528	14,299	12,222	(12,154)	19,895
Other expense	(151)	(881)	(861)	(1,430)	(3,323)
Income tax expense (benefit)	2,746	5,954	2,790	(5,312)	6,178
Equity (loss) in earnings of affiliates	(102)	530	296	(38)	686
Minority interest	(162)	(500)	(372)	(1,093)	(2,127)
Net income (loss)	2,971	7,508	8,251	(9,537)	9,193
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to common shareholders	2,515	7,052	7,795	(9,993)	7,369
Basic income (loss) per common share	$0.03	$0.08	$0.08	$(0.11)	$0.08
Diluted income (loss) per common share	$0.03	$0.07	$0.08	$(0.11)	$0.08
Basic common shares outstanding	92,204,229	92,225,921	92,327,445	93,348,704	92,529,152
Diluted common shares outstanding	96,205,957	96,225,503	96,096,416	93,348,704	93,555,201

For the year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$9,987	$33,402	$59,780	$17,436	$120,605
Depreciation and amortization	1,261	4,417	4,401	4,831	14,910
Operating income (loss)	(1,462)	1,971	4,873	(8,234)	(2,852)
Other income	700	1,107	1,037	126	2,970
Income tax expense (benefit)	(990)	(720)	3,440	(875)	855
Equity in earnings of affiliates	—	361	298	184	843
Minority interest	(194)	(518)	(312)	(272)	(1,296)
Net income (loss)	(924)	(1,444)	3,115	(6,651)	(5,904)
Dividends on preferred stock	(264)	(456)	(456)	(456)	(1,632)
Accretion of beneficial conversion feature	(17,762)	—	—	—	(17,762)
Net income (loss) available to commons shareholders	(18,950)	(1,900)	2,659	(7,107)	(25,298)
Basic and diluted income (loss) per common share	$(0.61)	$(0.03)	$0.03	$(0.08)	$(0.35)
Basic common shares outstanding	31,169,140	69,455,184	91,858,319	92,165,348	71,429,858
Diluted common shares outstanding	31,169,140	69,455,184	92,932,174	92,165,348	71,429,858

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 as a result of the material weakness described below.

Management’s Annual Report on Internal Controls Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:

1.                 The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.                 The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3.                 Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was not effective due to the following material weakness:

The Company determined that it lacked effective controls to ensure compliance with Financial Accounting Standards No. 52, Foreign Currency Translation, regarding foreign exchange gains and losses on certain short-term intercompany loans.  The Company initially recorded foreign exchange translation adjustments on these loans in other comprehensive income (loss) on the balance sheet.  The Company subsequently determined that currency movements on these loans should have been recorded as a component of other income (expense).   The Company lacked an effective assessment process to determine the proper accounting for the loans.

This error resulted in the Company restating its interim financial results for 2006 and therefore management has concluded that it represents a material weakness in internal control over financial reporting.  As a result of the material weakness management has concluded that its internal control over financial reporting was ineffective.

In light of the material weaknesses described above, the Company performed additional procedures to provide assurance that its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

4.                 Management’s evaluation of internal control over financial reporting during the fourth Quarter of 2006 determined that the previously identified material weakness in accounting for income taxes had been remediated and therefore no longer represents a material weakness.

5.                 Except as described above, there has not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

6.                 The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on management’s assessment as to the effectiveness of internal control over financial reporting. This report is located on page 54 of this Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information captioned under the headings “CKX Board of Directors,” “Executive Officers and Directors of CKX, Inc.” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2007.

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

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference from the information captioned “Executive Compensation” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information captioned “Security Ownership of Certain Beneficial Owners and Management” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2007.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information captioned “Related Party Transactions” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2007.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information captioned “Services Provided by the Independent Public Accountant and Fees Paid” included in our Proxy Statement to be filed in connection with the annual meeting of stockholders to be held in May 2007.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

See Table of Contents to Financial Statements at page 50.

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 (CKX) and 2004 (Predecessor).

Financial Statement Schedule

SCHEDULE II

CKX, Inc.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (CKX) and 2004 (PREDECESSOR)
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	and Expenses	to Other Accounts	Deductions	End of Period
2006
Accounts receivable
Allowance for doubtful accounts	$7	$251	$227	$(28)	$457
Inventory
Allowance for obsolescence	394	296	—	(54)	636
Deferred taxes
Valuation allowance	31,405	(2,947)	125		28,583
Total	$31,806	$(2,400)	$352	$(82)	$29,676
2005
Accounts receivable
Allowance for doubtful accounts	$—	$27	$—	$(20)	$7
Inventory
Allowance for obsolescence	—	394	—	—	394
Deferred taxes
Valuation allowance	—	—	31,405	—	31,405
Total	$—	$421	$31,405	$(20)	$31,806
2004 (Predecessor)
Accounts receivable
Allowance for doubtful accounts	$110	$—	$—	$(40)	$70
Inventory
Allowance for obsolescence	175	50	—	—	225
Total	$285	$50	$—	$(40)	$295

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Bylaws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
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

4.4

Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of common stock of the Company (Previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

4.5	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
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

10.7

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

10.8

Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.9

Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.10

Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.9

Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.10

Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).

10.11	Employment Agreement between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.18 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.12	Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.19 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.13	Employment Agreement between the Company and Howard J. Tytel (Previously filed as Exhibit 10.20 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.14	Employment Agreement between the Company and Thomas P. Benson (Previously filed as Exhibit 10.21 to Form S-1 filed April 11, 2005, and incorporated herein by reference).
10.15

Employment Agreement between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).

10.16

Director’s Service Agreement, dated March 17, 2005 between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.17

Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the three months ended March 31, 2005, and incorporated herein by reference).

10.18

Shareholders Agreement dated June 22, 2004 between 19 Merchandising Limited, David Beckham, Victoria Beckham and Beckham Brand Limited (Previously filed as Exhibit 10.28 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).

10.19

Revolving Credit Facility Commitment Letter, dated June 2, 2005, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2005, and incorporated herein by reference.

10.20

Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2005 (Previously filed as Exhibit 10.31 to the Form 10-Q for the three months ended June 30, 2006, and incorporated herein by reference).

10.21

Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement (Previously filed as Exhibit 10.32 to the Form 10-Q for the three months ended June 30, 2006, and incorporated herein by reference).

10.22

Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series (Previously filed as Exhibit 10.33 to the Form 10-Q for the three months ended June 30, 2006, and incorporated herein by reference).

10.23

Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.1 to the Form 10-Q for the three months ended June 30, 2006, and incorporated herein by reference).

10.24

Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, dated October 22, 2002 (Previously filed at Exhibit 10.2 to the Form 10-Q for the three months ended June 30, 2006, and incorporated herein by reference).

14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.1	List of Subsidiaries (Filed herewith).
23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
23.2	Consent of Deloitte & Touche LLP relating to the Presley Business.
23.3	Consent of Piercy Bowler Taylor & Kern relating to CKX, Inc.
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN	March 1, 2007
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board
By:	/s/ THOMAS P. BENSON	March 1, 2007
Thomas P. Benson
Chief Financial Officer, Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exhange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ ROBERT F.X. SILLERMAN	March 1, 2007
Robert F.X. Sillerman, Chairman of the Board
By:	/s/ MICHAEL G. FERREL	March 1, 2007
Michael G. Ferrel, Director
By:	/s/ MITCHELL J. SLATER	March 1, 2007
Mitchell J. Slater, Director
By:	/s/ HOWARD J. TYTEL	March 1, 2007
Howard J. Tytel, Director
By:	/s/ EDWIN M. BANKS	March 1, 2007
Edwin M. Banks, Director
By:	/s/ EDWARD BLEIER	March 1, 2007
Edward Bleier, Director
By:	/s/ JERRY L. COHEN	March 1, 2007
Jerry L. Cohen, Director
By:	/s/ SIMON FULLER	March 1, 2007
Simon Fuller, Director
By:	/s/ CARL D. HARNICK	March 1, 2007
Carl D. Harnick, Director
By:	/s/ JACK LANGER	March 1, 2007
Jack Langer, Director
By:	/s/ JOHN D. MILLER	March 1, 2007
John D. Miller, Director
By:	/s/ BRUCE MORROW	March 1, 2007
Bruce Morrow, Director
By:	/s/ PRISCILLA PRESLEY	March 1, 2007
Priscilla Presley, Director

INDEX TO EXHIBITS

Exhibit No.	Description
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
23.2	Consent of Deloitte & Touche LLP relating to the Presley Business.
23.3	Consent of Piercy Bowler Taylor & Kern relating to CKX, Inc.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.