Form 10-Q
period 2007-03-31
CKX, Inc.
filed 2007-05-09
CIK 793044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

€

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

As of May 7, 2007, there were 97,059,164 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
	(in thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$30,141	$36,610
Receivables, net of allowance for doubtful accounts of $475 at March 31, 2007 and $457 at December 31, 2006	29,478	23,364
Inventories, net of allowance for obsolescence of $656 at March 31, 2007 and $636 at December 31, 2006	2,321	2,192
Prepaid expenses	4,233	2,758
Prepaid income taxes	2,496	7,014
Deferred tax assets	932	760
Total current assets	69,601	72,698
Property and equipment—net	42,430	35,329
Receivables	620	1,274
Deferred production costs	1,218	—
Other assets	21,307	20,394
Goodwill	142,486	143,946
Other intangible assets—net	194,967	199,805
Deferred tax assets	1,107	1,199
TOTAL ASSETS	$473,736	$474,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,917	$9,612
Accrued expenses	15,393	16,831
Current portion of long-term debt	652	631
Income taxes payable	255	—
Other current liabilities	439	497
Deferred revenue	10,686	12,492
Total current liabilities	37,342	40,063
Long-term liabilities:
Long-term debt	2,627	3,070
Deferred revenue	2,500	2,566
Other long-term liabilities	4,389	4,359
Deferred tax liabilities	25,335	26,623
Total liabilities	72,193	76,681
Minority interest	3,686	3,953
Redeemable restricted common stock—1,672,170 shares outstanding at March 31, 2007 and December 31, 2006	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B—1,491,817 outstanding	22,825	22,825
Series C—1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,236,994 and 94,237,075 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	952	942
Additional paid-in-capital	373,720	373,115
Accumulated deficit	(33,732)	(36,562)
Accumulated other comprehensive income	11,090	10,689
Total stockholders’ equity	374,855	371,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,736	$474,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (as restated)(1)
	(in thousands, except share and per share information)
Revenue	$49,598	$41,109
Operating expenses:
Cost of sales	11,554	13,254
Selling, general and administrative expenses	19,312	13,236
Corporate expenses	4,970	4,063
Depreciation and amortization	5,572	4,737
Other costs	70	291
Total operating expenses	41,478	35,581
Operating income	8,120	5,528
Interest income	290	739
Interest expense	(416)	(135)
Other income (expense)	2	(151)
Income before income taxes, equity in earnings of affiliates and minority interest	7,996	5,981
Income tax expense	4,809	2,746
Income before equity in earnings of affiliates and minority interest	3,187	3,235
Equity in earnings (losses) of affiliates	377	(102)
Minority interest	(208)	(162)
Net income	3,356	2,971
Dividends on preferred stock	(456)	(456)
Net income available to common stockholders	$2,900	$2,515
Income per share:
Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03
Average number of common shares outstanding:
Basic	96,737,982	92,204,229
Diluted	96,947,282	96,205,957

(1)          See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (as restated)(1)
	(in thousands)
Cash flows from operating activities:
Net income	$3,356	$2,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,572	4,737
Unrealized foreign currency gains and losses	—	151
Share-based payments	296	256
Equity in earnings (losses) of affiliates, net of cash received	404	91
Deferred income taxes	466	(597)
Non-cash interest expense	158	—
Provision for accounts receivable allowance	18	7
Provision for inventory allowance	20	(13)
Minority interest	208	162
Changes in operating assets and liabilities:
Receivables	(5,478)	(3,232)
Inventory	(149)	565
Prepaid expenses	(1,475)	593
Prepaid income taxes	4,518	—
Other assets	(2,535)	(1,400)
Accounts payable and accrued expenses	(1,133)	(4,447)
Deferred revenue	(1,872)	(1,287)
Income taxes payable	—	3,063
Other	(44)	(339)
Net cash provided by operating activities	2,330	1,281
Cash flows from investing activities:
Acquisition of certain assets of Elvis-themed museum	—	(3,888)
Acquisition of additional interest in affiliate	—	(2,838)
Proceeds from sale of marketable securities	—	3,500
Purchases of property and equipment	(7,729)	(3,097)
Net cash used in investing activities	(7,729)	(6,323)
Cash flows from financing activities:
Exercise of warrants	243	—
Distributions to minority interest shareholders	(475)	(611)
Principal payments on debt	(422)	(362)
Dividends paid on preferred stock	(456)	(456)
Net cash used in financing activities	(1,110)	(1,429)
Effect of exchange rate changes on cash	40	277
Net decrease in cash and equivalents	(6,469)	(6,194)
Cash and cash equivalents—beginning of period	36,610	36,979
Cash and cash equivalents—end of period	$30,141	$30,785
Supplemental cash flow data:
Cash paid during the period for:
Interest	$336	$188
Income taxes	95	296

(1)          See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2007 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2006 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.   Overview and Basis of Presentation

General

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operation of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world.

The financial information in this report for the three months ended March 31, 2007 and 2006 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the Company’s current presentation.

Accounting Policies

During the three months ended March 31, 2007, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. See Note 7.

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended March 31, 2006, the Company’s management determined that certain foreign exchange losses on short-term intercompany loans were incorrectly recorded in accumulated other comprehensive income on the Company’s balance sheet rather than as a component of other income (expense). 19 Entertainment transferred cash generated from operations to the parent company at various times throughout 2006 through intercompany loans. The cash transfers were expected to be settled with the declaration of a dividend, which subsequently occurred in November 2006. The Company subsequently determined that the loans were not considered permanent under FASB No. 52, Foreign Currency Translation, and therefore the foreign currency movements on the loans prior to the date of the dividend declaration should have been recorded as a component of other income (expense).

The Company also determined that it was more appropriate to disclose operating-related foreign exchange gains and losses as a component of operating income rather than as a component of other income (expense) in its consolidated statement of operations which had been its practice in its 2006 interim financial statements. The Company therefore restated its financial information for the three months ended March 31, 2006 to reflect this reclassification, which is consistent with how the Company reflected this in its Annual Report on Form 10-K for the year ended December 31, 2006.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended March 31, 2006
Statement of Operations	As previously reported	As restated
	(in thousands)
Other costs	$—	$291
Total operating expenses	35,290	35,581
Operating income	5,819	5,528
Other income (expense)	(291)	(151)
Income before income taxes, equity in earnings of affiliates and minority interest	6,132	5,981
Income tax expense	2,815	2,746
Income before equity in earnings of affiliates and minority interest	3,317	3,235
Net income	3,053	2,971
Net income available to common stockholders	2,597	2,515

	Three Months Ended March 31, 2006
Statement of Cash Flows	As previously reported	As restated
	(in thousands)
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency gains and losses	$—	$151
Changes in operating assets and liabilities:
Income taxes payable	3,132	3,063

2.   Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$3,356	$2,971
Other comprehensive income:
Foreign currency translation adjustments	401	2,001
Comprehensive income	$3,757	$4,972

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

3.   Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are $0.03. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. As a result, 2,100,317 and 1,749,817 shares are excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively.

The following table shows the computation of the Company’s basic and diluted earnings per share for the  three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share information)
Basic income per share computation:
Net income available to common stockholders	$2,900	$2,515
Basic common shares outstanding (including redeemable restricted common stock)	96,737,982	92,204,229
Basic income per share	$0.03	$0.03
Diluted income per share computation:
Net income available to common stockholders	$2,900	$2,515
Basic common shares outstanding (including redeemable restricted common stock)	96,737,982	92,204,229
Incremental shares for assumed exercise of warrants	209,300	4,001,728
Diluted common shares outstanding (including redeemable restricted common stock)	96,947,282	96,205,957
Diluted income per share	$0.03	$0.03

4.   Intangible Assets and Goodwill

Intangible assets as of March 31, 2007 consist of (dollar amounts in thousands):

	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	12.8 years	$28,900	$(3,952)	$24,948
Other Presley intangible assets	14.9 years	13,622	(3,032)	10,590
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	5.0 years	79,461	(21,727)	57,734
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	2.1 years	16,078	(8,201)	7,877
MBST artist contracts, profit participation rights and other intangible assets	4.6 years	4,270	(1,216)	3,054
		$142,331	$(38,128)	$104,203

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

Intangible assets as of December 31, 2006 consist of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(3,466)	$25,434
Other Presley intangible assets	13,622	(2,715)	10,907
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	79,340	(18,812)	60,528
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,054	(7,126)	8,928
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,026)	3,244
	$142,186	$(33,145)	$109,041

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

Amortization expense for definite lived intangible assets was $4.9 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, projected future amortization expense of definite lived intangible assets is as follows:

(in thousands)
For the remaining nine months of 2007	$14,500
For the years ending December 31,
2008	18,300
2009	16,600
2010	15,900
2011	14,800

Goodwill as of March 31, 2007 consists of (dollar amounts in thousands):

	Balance at December 31, 2006	2007 Foreign Currency Translation Adjustment	Other Adjustments	Balance at March 31, 2007
Presley royalties and licensing	$2,432	$—	$—	$2,432
Presley Graceland operations	7,675	—	—	7,675
19 Entertainment	123,742	189	(1,649)	122,282
MBST	10,097	—	—	10,097
Total	$143,946	$189	$(1,649)	$142,486

The implementation of FIN 48 resulted in an increase in goodwill of $0.2 million as of January 1, 2007. The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $1.8 million in the three months ended March 31, 2007.

5.   Debt

At March 31, 2007, the Company had $2.8 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum, and $0.5 million outstanding under a note issued in conjunction with the Presley Business’

acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. As of March 31, 2007, the Company had not drawn on the Credit Facility. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears.  The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

6.   Stockholders’ Equity

During the three months ended March 31, 2007, 1,096,378 warrants with an exercise price of $2.00 per share were exercised.  Of these, warrants representing 121,315 shares of common stock were exercised for cash resulting in cash proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a cashless exercise option which resulted in the issuance of 813,227 shares of common stock.

7.   Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at that time. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended March 31, 2007, the Company recorded a provision for income taxes of $4.8 million.  The provision is comprised of $3.3 million, reflecting the Company's estimated 2007 effective tax rate of 41.9%, and $1.5 million related to a change in the expected historical U.K. income tax filing position which resulted in the reversal of a previously recorded deferred tax assset. As this reversal related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $1.8 million.

For the three months ended March 31, 2006, the Company’s estimated effective tax rate was 45.9%.  The Company recorded a provision for income taxes of $2.7 million for the three months ended March 31, 2006.

The decrease in the 2007 effective tax rate relates primarily to the Company’s expected use in 2007 of its foreign tax credits to offset a significant portion of its U.K. tax expense.  The Company was unable to offset a significant portion of its U.K. tax expense with foreign credits in 2006.

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109 on January 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to accumulated deficit. The liability is included in income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008. If all the uncertain tax positions were settled with the taxing authorities, there would be no effect on the effective tax rate.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of January 1, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

There are no federal, state or city audits in process as of March 31, 2007. Open tax years related to federal filings are for the years ended December 31, 2003, 2004 and 2005.  Open tax years for state and local jurisdictions are not expected to have a material impact on the financial statements in the event of an examination.

The U.K.’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has twelve months from the end of the accounting period to review and query each return.

8.   Commitments and Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

In addition to scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, the Company has future cash obligations under various types of contracts. The Company leases office space and equipment under long-term operating leases. The Company has also entered into long-term employment agreements with certain of its executives and other key employees. These employment agreements typically contain provisions that allow the Company to terminate the contract with good cause.

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

9.   Segment Information

As of March 31, 2007, the Company has four reportable segments: Presley Business—Royalties and Licensing, Presley Business—Graceland Operations, 19 Entertainment and the Ali Business. The operating results of MBST are reported as part of Corporate and Other for segment purposes. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the condensed consolidated financial statements.

The Company evaluates its operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which we refer to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of its businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate its businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP as OIBDAN is not a GAAP equivalent measurement.

	Presley Business
Segment Information	Royalties and Licensing	Graceland Operations	19 Entertainment	Ali Business	Corporate and other	Total
	(amounts in thousands)
Three months ended March 31, 2007:
Revenue	$3,759	$6,162	$37,406	$1,373	$898	$49,598
Operating income (loss)	$631	$(1,255)	$13,642	$716	$(5,614)	$8,120
Depreciation and amortization	$645	$502	$4,189	$9	$227	$5,572
OIBDAN	$1,283	$(742)	$17,886	$729	$(5,168)	$13,988
Three months ended March 31, 2006:
Revenue	$3,046	$5,178	$31,379	$—	$1,506	$41,109
Operating income (loss)	$1,346	$(1,131)	$9,273	$—	$(3,960)	$5,528
Depreciation and amortization	$645	$342	$3,548	$—	$202	$4,737
OIBDAN	$1,993	$(784)	$12,866	$—	$(3,554)	$10,521
Asset Information:
Segment assets at March 31, 2007	$73,131	$68,575	$224,923	$55,379	$51,728	$473,736
Segment assets at December 31, 2006	$73,705	$62,440	$222,122	$54,806	$61,572	$474,645

The increase in Graceland Operations segment assets is primarily related to the purchase of additional land adjacent to Graceland for $6.7 million.

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended March 31,
	2007	2006
	(amounts in thousands)
OIBDAN	$13,988	$10,521
Depreciation and amortization	(5,572)	(4,737)
Non-cash compensation	(296)	(256)
Interest income	290	739
Interest expense	(416)	(135)
Equity in earnings of affiliates	377	(102)
Other income (expense)	2	(151)
Income tax expense	(4,809)	(2,746)
Minority interest	(208)	(162)
Net income	$3,356	$2,971

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

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 1 to the condensed consolidated financial statements in Item 1 of this Form 10-Q.

General

We are engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; licensing and merchandising; artist management; themed attractions and touring/live events.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment. On August 9, 2005 we acquired 100% of the outstanding capital stock of MBST. On April 10, 2006, the Company acquired an 80% interest in the Ali Business. The former owner of the Ali Business maintains a 20% interest in the business and is entitled to certain future distributions and has other contractual rights.

Presley Business

The Presley Business consists of entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley and the operation of the Graceland museum and related attractions and derive revenue from Elvis Presley’s television specials, films and certain of his recorded musical works. The Presley Business consists of two reportable segments: Royalties and Licensing—intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and Graceland Operations - the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

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

The Graceland Operations segment generates its primary revenue from ticket and merchandise sales and related income from public tours of Graceland as well as from the operation of Elvis Presley’s Heartbreak Hotel and the Meadow Oaks and Craft Manor apartment complexes. Revenue from Graceland has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Most of the Presley Business’ revenue sources are dependant upon the public’s continued interest in Elvis Presley and the intellectual property he created.

Our significant costs to operate the Presley Business include salaries, rent and other overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We may also incur expenses in exploring opportunities to bring Elvis-related attractions to Las Vegas and other strategic locations throughout the world.

19 Entertainment

19 Entertainment generates revenue from the creation and production of entertainment properties. Our primary revenue sources include production and license fees and related ratings and rankings bonuses from television programs, and royalties from the sale of recorded music by artists signed to our record label. We also derive revenue from the sale of merchandise, sponsorships and tours based on our television programs and recorded music artists, and fee income from management clients.

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

Most of our IDOLS related revenue is paid under agreements with our global television production and distribution partner, FremantleMedia Limited (“FremantleMedia”), and our principal global record label partners, Ronagold Limited (an affiliate of SonyBMG) for seasons American Idol 1 through American Idol 4 and Simco Limited (an affiliate of SonyBMG) for all contracted seasons subsequent to American Idol 4. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

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

Our revenue from the IDOLS brand is highly dependent upon the continued success of the American Idol series, which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The current sixth broadcast season has aired 31.5 hours during the first quarter of 2007 and we expect to air 17.5 hours in the second quarter for a total of 49 hours. Included in the second quarter hours are 1.5 hours for a special episode titled “Idol Gives Back,” to raise money for several charities, for which the Company will contribute its license fees. In 2006 we aired 30.5 hours and 14.5 hours during the first and second quarters, respectively, for a total of 45 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least two more seasons of American Idol (2008-2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with SonyBMG.

19 Entertainment’s revenue and OIBDAN are seasonal in nature, reflecting the timing of our television shows and tours in various markets. 19 Entertainment generates higher revenue and OIBDAN during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the American Idol tour is presented. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and rankings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and operating expenses include the contractual share that we distribute to our production partners.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results tables for the three months ended March 31, 2007 and 2006.

Consolidated Operating Results Three Months Ended March 31, 2007
Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance
	(in thousands)
Revenue	$49,598	$41,109	$8,489
Operating expenses	41,478	35,581	5,897
Operating income	8,120	5,528	2,592
Income tax expense	4,809	2,746	2,063
Net income	3,356	2,971	385
Operating income	$8,120	$5,528	$2,592
Depreciation and amortization	5,572	4,737	835
Non-cash compensation	296	256	40
OIBDAN	$13,988	$10,521	$3,467

The 2007 results reflect a full three months of results for the Ali Business as it was acquired in April 2006. In addition, revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming and related licensing initiatives, primarily related to American Idol. Higher operating expenses for the three months ended March 31, 2007 resulted from higher overall costs at the Presley Business and 19 Entertainment to support revenue growth and higher corporate expenses.

Presley Business—Royalties and Licensing

The following table provides a breakdown of Presley Business—Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2007 and 2006:

	2007	2006	Variance
	(in thousands)
Revenue	$3,759	$3,046	$713
Cost of sales	(316)	(13)	303
Selling, general and administrative expense, excluding non-cash compensation	(2,160)	(1,040)	1,120
OIBDAN	$1,283	$1,993	$(710)
OIBDAN	$1,283	$1,993	$(710)
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(7)	(2)	(5)
Operating income	$631	$1,346	$(715)

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $0.9 million and increased licensing royalties of $0.4 million, offset by a $0.6 million royalty audit settlement with SonyBMG received in the prior year period. Royalties and licensing cost of sales increased $0.3 million due to the sales of the DVD box set. Royalties and licensing selling, general and administrative expenses increased $1.1 million due to advertising and marketing of the DVD box set, including upfront costs to produce an infomercial.

Presley Business—Graceland Operations

The following table provides a breakdown of the Presley Business—Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2007 and 2006:

	2007	2006	Variance
	(in thousands)
Revenue	$6,162	$5,178	$984
Cost of sales	(1,060)	(1,056)	4
Selling, general and administrative expense, excluding non-cash compensation	(5,844)	(4,906)	938
OIBDAN	$(742)	$(784)	$42
OIBDAN	$(742)	$(784)	$42
Depreciation and amortization	(502)	(342)	(160)
Non-cash compensation	(11)	(5)	(6)
Operating income	$(1,255)	$(1,131)	$(124)

Tour and exhibit revenue of $2.4 million in 2007 accounted for $0.5 million of the increase in Graceland Operations revenue. This increase resulted from a 10.3% increase in per visitor spending and an 11.4% increase in attendance to 94,742 in 2007 from 85,026 in 2006. Per visitor spending increased due to an increase in the number of visitors choosing premium tour packages. Attendance in 2006 was negatively impacted by Hurricane Katrina.

Retail operations revenue of $2.3 million in 2007 accounted for $0.1 million of the overall increase in revenue due to the increase in attendance.

Other revenue of $1.5 million increased by $0.4 million in 2007 over the prior year due primarily to higher overall hotel and rental revenue, partially due to the operations of newly purchased additional properties adjoining Graceland.

Graceland Operations cost of sales remained flat for the three months ended March 31, 2007 compared to 2006. Graceland Operations selling, general and administrative expenses increased $0.9 million due primarily to $0.4 million in increased professional services and related costs associated with our new initiatives with Cirque du Soleil for the creation, development, production and promotion of touring and permanent shows, including a permanent Elvis Presley show at the MGM CityCenter hotel/casino in Las Vegas, $0.2 million due to the impact of additional headcount added in 2006 and $0.2 million in costs to operate the newly acquired adjoining properties.

19 Entertainment

Revenue for 19 Entertainment was $37.4 million for the three months ended March 31, 2007, an increase of $6.0 million over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $3.9 million, were $23.8 million, an increase of $1.7 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs,  OIBDAN and operating income for the three months ended March 31, 2007 and 2006:

Three months ended March 31, 2007	Revenue	Cost of Sales
	(in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$20,203	$(5,508)	$14,695
Other IDOLS television programs (including license fees and sponsorship)	3,839	(79)	3,760
So You Think You Can Dance and other television productions	352	(697)	(345)
Recorded music, management clients and other	13,012	(3,746)	9,266
	$37,406	$(10,030)	$27,376
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(9,490)
OIBDAN			$17,886
OIBDAN			$17,886
Depreciation and amortization			(4,189)
Non-cash compensation			(55)
Operating income			$13,642

Three months ended March 31, 2006	Revenue	Cost of Sales
	(in thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$13,868	$(4,167)	$9,701
Other IDOLS television programs (including license fees and sponsorship)	2,426	(28)	2,398
So You Think You Can Dance and other television productions	1,231	(1,139)	92
Recorded music, management clients and other	13,854	(6,844)	7,010
	$31,379	$(12,178)	$19,201
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(6,335)
OIBDAN			$12,866
OIBDAN			$12,866
Depreciation and amortization			(3,548)
Non-cash compensation			(45)
Operating income			$9,273

The revenue increase of $6.0 million in the three months ended March 31, 2007 over the 2006 period is primarily due to an increase in revenue for American Idol and higher revenue from other IDOLS-related programming in countries other than the United States.

American Idol 6 aired 31.5 series hours the U.S. in the three months ended March 31, 2007 while American Idol 5 aired 30.5 series hours in the U.S. in the comparable 2006 period.  The additional hour of programming along with an increase in guaranteed license fees accounted for approximately $2.0 million of higher revenue in the three months ended March 31, 2007. Additionally, 19 Entertainment recognized an incremental $3.7 million in tape sales in the three months ended March 31, 2007 over the prior period reflecting higher fees and changes in the timing of tape sales, certain of which were recognized later in the year in 2006. Other IDOLS  revenue increased $1.4 million primarily due to the timing of format sales. These increases are offset by a decrease in revenue related to So You Think You Can Dance due to the timing of tape sales and a decrease in music revenue due to the timing and size of royalty income related to music artists.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $1.7 million in the three months ended March 31, 2007 over the prior period primarily due to higher costs associated with American Idol, including an online songwriting competition, and higher selling, general and administrative expenses, offset by decreased music royalty expenses. Other costs of $0.1 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively, represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $0.6 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment goodwill and intangible assets are denominated in UK pound sterling and a full period of amortization of intangible assets in 2007 related to 19 Entertainment acquisitions in 2006.

Ali Business

The Ali Business contributed $1.4 million in revenue for the three months ended March 31, 2007. Operating expenses for the period were $0.7 million and OIBDAN was $0.7 million.

Corporate and Other

MBST

MBST contributed $0.9 million and $1.5 million in revenue for the three months ended March 31, 2007 and 2006, respectively. The revenue decrease of $0.6 million is primarily due to the timing of significant client projects. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.2 million for each period, were $1.5 million and $1.4 million, respectively. OIBDAN was $(0.4) million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $5.0 million and $4.1 million in the three months ended March 31, 2007 and 2006, respectively. The increase of $0.9 million reflects increased headcount, legal costs and increased accounting and audit-related expenses arising from the Company’s compliance with the requirements of the Sarbanes-Oxley Act.

Interest Income/Expense

The Company had interest expense of $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense in 2007 reflects costs associated with maintaining the Company’s revolving credit facility which was established in May 2006. The Company had interest income of $0.3 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The decline reflects the reduced level of cash and cash equivalents in the quarter ended March 31, 2007 as compared to the prior year due to the acquisition of the Ali business in April 2006.

Other Income (Expense)

Other expense of $0.2 million for the three months ended March 31, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at that time. The Company’s effective tax rate is based on expected income, statutory tax rates and permanent differences applicable to the Company in various jurisdictions in which the Company operates.

For the three months ended March 31, 2007, the Company recorded a provision for income taxes of $4.8 million. The provision is comprised of $3.3 million, reflecting the Company's estimated 2007 effective tax rate of 41.9%, and $1.5 million related to a change in the expected historical U.K. income tax filing position which resulted in the reversal of a previously recorded deferred tax asset. As this reversal related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $1.8 million.

For the three months ended March 31, 2006, the Company’s estimated effective tax rate was 45.9%. The Company recorded a provision for income taxes of $2.7 million for the three months ended March 31, 2006.

The decrease in the 2007 effective tax rate relates primarily to the Company’s expected use in 2007 of its foreign tax credits to offset a significant portion of its U.K. tax expense. The Company was unable to offset a significant portion of its U.K. tax expense with foreign credits in 2006.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. In response to the issuance of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company has adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to accumulated deficit. The liability is included in taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008. If all the uncertain tax positions were settled with the taxing authorities, there would be no effect on the effective tax rate.

The Company generally recognizes interest and penalties related to uncertain tax positions through income tax expense. As of January 1, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

There are no federal, state or city audits in process as of March 31, 2007. Open tax years related to federal filings are for the years ended December 31, 2003, 2004 and 2005. Open tax years for state and local jurisdictions are not expected to have a material impact on the financial statements in the event of an examination.

The U.K.’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has twelve months from the end of the accounting period to review and query each return.

Equity in Earnings (Losses) of Affiliates

The Company recorded $0.4 million and $(0.1) million of earnings (losses) in unconsolidated affiliates for the three months ended March 31, 2007 and 2006, respectively, primarily reflecting the Company’s investment in Beckham Brands Limited.

Minority Interest

Minority interest expense of $0.2 million for the three months ended March 31, 2007 reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners. Minority interest expense of $0.2 million for the three months ended March 31, 2006 reflect the share in the net income of the Presley Business related to the equity interest retained by the former owner.

Liquidity and Capital Resources

Revolving Credit Facility—On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. As of March 31, 2007, the Company had not drawn on the Credit Facility. Loans under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility will bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility will bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal

Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

Cash Flows for the three months ended March 31, 2007 and 2006

Operating Activities

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2007, reflecting net income of $3.4 million, which includes depreciation and amortization expenses of $5.6 million and the impact of seasonal changes in working capital levels.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2006 reflecting net income of $3.0 million, which includes depreciation and amortization expenses of $4.7 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $7.7 million for the three months ended March 31, 2007 reflecting capital expenditures of $7.7 million related primarily to the purchase of additional land adjacent to Graceland.

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2006. Cash paid for acquisitions and related costs were $6.7 million. The Company sold $3.5 million of marketable securities during the three months ended March 31, 2006. Capital expenditures were $3.1 million.

Financing Activities

Cash used in financing activities was $1.1 million for the three months ended March 31, 2007. The Company made distributions to minority interest shareholders of $0.5 million, principal payments on notes payable of $0.4 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock. The Company received $0.2 million of net proceeds from warrant exercises.

Cash provided by financing activities was $1.4 million for the three months ended March 31, 2006. The Company made distributions to the Presley minority interest shareholder of $0.6 million, principal payments on the Priscilla Presley note of $0.4 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Uses of Capital

At March 31, 2007, the Company had $3.3 million of debt outstanding and $30.1 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2007, primarily for new computer equipment and leasehold improvements, will total between $1.0 and $2.0 million. This estimate excludes expenditures for the Company’s Cirque du Soleil and Graceland re-development projects, the timing and extent of which is not determinable at this time.

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

Commitments and Contingencies

There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

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

Critical Accounting Policies

During the three months ended March 31, 2007, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company adopted the provisions of FIN 48, an interpretation of SFAS 109 on January 1, 2007.

Off Balance Sheet Arrangements

As of March 31, 2007, we did not have any off balance sheet arrangements other than operating leases for facilities and equipment.

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

Interest Rate Risk

We had $3.3 million of total debt outstanding at March 31, 2007, none of which was variable rate debt. Accordingly, we are not currently exposed to changes in interest rates.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the three months ended March 31, 2007 would have decreased by approximately $0.7 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of March 31, 2007, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2007. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

Management has designed and implemented additional internal control procedures related to the accounting for foreign exchange gains and losses on short-term intercompany loans. These procedures include additional documentation of intercompany loan terms, formal review and approval of all loan transactions and improved reporting of foreign currency transactions.

Based on the additional procedures noted above, we have remediated the material weakness related to the ineffective oversight and review of the Company’s accounting for foreign exchange gains and losses on certain short-term intercompany loans reported in our Form 10-K for the year ended December 31, 2006.

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

DATE:  May 9, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.