Form 10-Q
period 2007-06-30
CKX, Inc.
filed 2007-08-14
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(212) 838-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 10, 2007, there were 97,214,166 shares of the registrant’s common stock outstanding.

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2007 and December 31, 2006	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2007 and 2006 (as restated)	3
	Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2007 and 2006 (as restated)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006 (as restated)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4	Controls and Procedures	47

Part II	OTHER INFORMATION
Item 1	Legal Proceedings	47
Item 4	Submission of Matters to a Vote of Security Holders	48
Item 6	Exhibits	49
EX-2.3: AMENDMENT TO THE MANAGEMENT COOPERATION AGREEMENT
EX-10.1: LICENSE AGREEMENT-ELVIS PRESLEY ENTERPRISES, INC.
EX-10.2: LICENSE AGREEMENT-MUHAMMAD ALI ENTERPRISES LLC
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$140,438	$36,610
Restricted cash	1,131	—
Marketable securities	30,410	—
Receivables, net of allowance for doubtful accounts of $234 at June 30, 2007 and $457 at December 31, 2006	49,250	23,364
Inventories, net of allowance for obsolescence of $773 at June 30, 2007 and $636 at December 31, 2006	2,210	2,192
Prepaid expenses and other current assets	26,896	2,758
Prepaid income taxes	—	7,014
Deferred tax assets	1,072	760

Total current assets	251,407	72,698
Property and equipment — net	43,126	35,329
Receivables	823	1,274
Deferred production costs	3,292	—
Investment in Park Central Properties	86,382	—
Other assets	20,623	20,394
Goodwill	149,220	143,946
Other intangible assets — net	191,450	199,805
Deferred tax assets	1,068	1,199

TOTAL ASSETS	$747,391	$474,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,808	$9,612
Accrued expenses	28,412	16,831
Current portion of long-term debt	652	631
Notes payable	31,443	—
Income taxes payable	8,672	—
Other current liabilities	372	497
Deferred revenue	13,454	12,492

Total current liabilities	92,813	40,063
Long-term liabilities:
Long-term debt	102,564	3,070
Deferred revenue	2,376	2,566
Other long-term liabilities	4,474	4,359
Deferred tax liabilities	28,487	26,623

Total liabilities	230,714	76,681

Minority interest	162,288	3,953
Redeemable restricted common stock — 1,672,170 shares outstanding at June 30, 2007 and December 31, 2006	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,244,648 and 94,237,075 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	952	942
Additional paid-in-capital	374,078	373,115
Accumulated deficit	(82,126)	(36,562)
Accumulated other comprehensive income	15,658	10,689

Total stockholders’ equity	331,387	371,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$747,391	$474,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months
	Three Months	Ended
	Ended	June 30, 2006
	June 30, 2007	(as Restated)(1)
	(In thousands, except share and
	per share information)

Revenue	$72,331	$60,210
Operating expenses:
Cost of sales	24,915	20,483
Selling, general and administrative expenses	21,273	16,182
Corporate expenses	3,991	3,359
Depreciation and amortization	5,526	5,117
Merger and distribution-related costs	2,761	—
Acquisition-related costs	—	646
Other costs	295	124

Total operating expenses	58,761	45,911

Operating income	13,570	14,299
Interest income	679	248
Interest expense	(1,160)	(234)
Other expense	(388)	(881)

Income before income taxes, equity in earnings of affiliates and minority interest	12,701	13,432
Income tax expense	9,105	5,954

Income before equity in earnings of affiliates and minority interest	3,596	7,478
Equity in earnings (loss) of affiliates	(2,236)	530
Minority interest	1,531	(500)

Net income	2,891	7,508
Dividends on preferred stock	(456)	(456)

Net income available to common shareholders	$2,435	$7,052

Income per share:
Basic income per share	$0.03	$0.08

Diluted income per share	$0.03	$0.07

Average number of common shares outstanding:
Basic	96,857,748	92,225,921
Diluted	96,949,853	96,225,503

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Six Months
	Six Months	Ended
	Ended	June 30, 2006
	June 30, 2007	(as Restated)(1)
	(In thousands, except share and
	per share information)

Revenue	$121,929	$101,319
Operating expenses:
Cost of sales	36,469	33,737
Selling, general and administrative expenses	40,585	29,418
Corporate expenses	8,961	7,422
Depreciation and amortization	11,098	9,854
Merger and distribution-related costs	2,761	—
Acquisition-related costs	—	646
Other costs	365	415

Total operating expenses	100,239	81,492

Operating income	21,690	19,827
Interest income	969	987
Interest expense	(1,576)	(369)
Other expense	(386)	(1,032)

Income before income taxes, equity in earnings of affiliates and minority interest	20,697	19,413
Income tax expense	13,914	8,700

Income before equity in earnings of affiliates and minority interest	6,783	10,713
Equity in earnings (loss) of affiliates	(1,859)	428
Minority interest	1,323	(662)

Net income	6,247	10,479
Dividends on preferred stock	(912)	(912)

Net income available to common stockholders	$5,335	$9,567

Income per share:
Basic income per share	$0.06	$0.10

Diluted income per share	$0.06	$0.10

Average number of common shares outstanding:
Basic	96,804,899	92,215,135
Diluted	96,957,605	96,206,139

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Six Months
	Six Months	Ended
	Ended	June 30, 2006
	June 30, 2007	(as Restated)(1)
	(In thousands)

Cash flows from operating activities:
Net income	$6,247	$10,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,098	9,854
Unrealized foreign currency gains and losses	365	1,032
Unrealized gains and losses on derivatives	377	—
Share-based payments	654	496
Equity in earnings (losses) of affiliates, net of cash received	2,607	95
Deferred income taxes	(2,791)	(1,897)
Non-cash interest expense	806	65
Provision for accounts receivable allowance	223	35
Provision for inventory allowance	138	97
Minority interest	(1,323)	662
Changes in operating assets and liabilities:
Receivables	(25,658)	(22,258)
Inventory	(156)	396
Prepaid expenses	(1,129)	359
Prepaid income taxes	7,014	1,502
Other assets	(3,576)	(6,632)
Accounts payable and accrued expenses	10,857	8,514
Deferred revenue	772	(2,997)
Income taxes payable	8,417	9,618
Other	(84)	1,839

Net cash provided by operating activities	14,858	11,259

Cash flows from investing activities:
Transaction costs related to acquisition of FXLR	(306)	—
Purchases of businesses, net of cash acquired	—	(54,111)
Acquisition of certain assets of Elvis-themed museum	—	(3,888)
Proceeds from sale of marketable securities	—	42,625
Purchases of property and equipment	(9,050)	(3,931)

Net cash used in investing activities	(9,356)	(19,305)

Cash flows from financing activities:
Borrowings under revolving credit facility for acquisition of FXLR	100,000	—
Debt issuance costs for amending the revolving credit facility	(92)	(3,086)
Proceeds from exercise of warrants	243	—
Distributions to minority interest shareholders	(900)	(986)
Principal payments on debt	(613)	(425)
Dividends paid on preferred stock	(912)	(912)

Net cash provided by (used in) financing activities	97,726	(5,409)

Effect of exchange rate changes on cash	600	1,373

Net increase (decrease) in cash and equivalents	103,828	(12,082)

Cash and cash equivalents — beginning of period	36,610	36,979

Cash and cash equivalents — end of period	$140,438	$24,897

Supplemental cash flow data:
Cash paid during the period for:
Interest	$785	$197
Income taxes	1,170	979

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company utilized the $100.0 million that was borrowed under the Credit Facility (as defined) as consideration for the investment in FX Luxury Realty, LLC (“FXLR”), as described in Note 3, Investment in FX Luxury Realty, LLC and License Agreements.

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2007 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Dividend of 50% of CKX’s interests in FXLR to the Distribution Trusts (as defined)	50,829

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	599
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

General

CKX, Inc. (the “Company”) is engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operation of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. On June 1, 2007, CKX, through two of its subsidiaries, granted exclusive licenses to FX Luxury Realty, LLC to utilize Elvis Presley-related intellectual property and Muhammad Ali-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed and Muhammad Ali-themed real estate and attraction based properties around the world.

The financial information in this report for the three and six months ended June 30, 2007 and 2006 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the Company’s current presentation.

On June 1, 2007, CKX entered into an agreement to be acquired by 19X, Inc., a company controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and Simon R. Fuller, a director of the Company and the Chief Executive Officer of the Company’s subsidiary, 19 Entertainment Limited. This transaction is described below in more detail under Note 2, titled “Merger Agreement.”

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended June 30, 2006, the Company’s management determined that certain foreign exchange losses on short-term intercompany loans were incorrectly recorded in accumulated other comprehensive income on the Company’s balance sheet rather than as a component of other income (expense). 19 Entertainment transferred cash generated from operations to the parent company at various times throughout 2006 through intercompany loans. The cash transfers were expected to be settled with the declaration of a dividend, which subsequently occurred in November 2006. The Company subsequently determined that the loans were not considered permanent under FASB No. 52, Foreign Currency Translation, and therefore the foreign currency movements on the loans prior to the date of the dividend declaration should have been recorded as a component of other income (expense).

The Company also determined that it was more appropriate to disclose operating-related foreign exchange gains and losses as a component of operating income rather than as a component of other income (expense) in its consolidated statement of operations which had been its practice in its 2006 interim financial statements. The Company therefore restated its financial information for the three and six months ended June 30, 2006 to reflect this

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

reclassification, which is consistent with how the Company reflected this in its Annual Report on Form 10-K for the year ended December 31, 2006. A summary of the significant effects of the restatement is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Previously		As Previously
Statement of Operations	Reported	As Restated	Reported	As Restated

Other costs	$—	$124	$—	$415
Total operating expenses	45,787	45,911	81,077	81,492
Operating income	14,423	14,299	20,242	19,827
Other income (expense)	(125)	(881)	(416)	(1,032)
Income before income taxes, equity in earnings of affiliates and minority interest	14,312	13,432	20,444	19,413
Income tax expense	6,344	5,954	9,159	8,700
Income before equity in earnings of affiliates and minority interest	7,968	7,478	11,285	10,713
Net income	7,998	7,508	11,051	10,479
Net income available to common stockholders	7,542	7,052	10,139	9,567
Basic income per common share	0.08	0.08	0.11	0.10
Diluted income per common share	0.08	0.07	0.11	0.10

	Six Months Ended
	June 30, 2006
	As Previously
Statement of Cash Flows	Reported	As Restated

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency gains and losses	$—	$1,032
Changes in operating assets and liabilities:
Income taxes payable	10,077	9,618

2.	Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each outstanding share of common stock of the Company (the

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

“Common Stock”) will be cancelled and converted into the right to receive $13.75 in cash (the “Merger Consideration”).

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of 50% of the Company’s newly acquired interests in FX Luxury Realty, LLC (as described below) to its stockholders and stockholders of the Company holding no more than 7.5% of the outstanding Common Stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing, however, upon termination due to a failure of 19X to obtain necessary financing 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007 and August 1, 2007.

3.	Investment in FX Luxury Realty, LLC and License Agreements

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests (the “FXLR Investment”) in FX Luxury Realty, LLC, a Delaware limited liability company (“FXLR”). The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $1.7 million. The Company has consolidated FXLR from the date of the Company’s investment (June 1, 2007). The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities that collectively own and control 17.72 contiguous acres of land located at the corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada (the “Park Central Properties”) and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of such entities, which gave FXLR 100% ownership and control of the entities that collectively own the Park Central Properties, closed on July 6, 2007. FXLR intends to evaluate and pursue a hotel, casino, entertainment, retail, commercial and residential development project on the Park Central Properties. In addition, FXLR will pursue similar real estate and attraction based projects throughout the world, including the development of one or more hotels near or contiguous to the Graceland property in Memphis, Tennessee.

In addition to its business activities and plans described above, FXLR directly and through subsidiaries, holds 836,588 shares of common stock, par value $0.0001 per share (“Riv Shares”), in Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada (“Riviera”), as well as a 50% ownership interest in an option to acquire an additional 1,147,550 Riv Shares at a price of $23 per share (the “Riv Option”). On May 16, 2007, Riviera Acquisitions Holdings, a 57% owned subsidiary of FXLR, made an offer to acquire the remaining outstanding shares of Riviera at a price of $34 per share. The closing price of Riv Shares on the American Stock Exchange on June 29, 2007 was $36.35 per share. The board of directors of Riviera rejected the offer. The Riv Shares are included in marketable securities on the accompanying condensed consolidated balance sheet. The Riv Option is included in other assets on the accompanying condensed consolidated balance sheet.

Under the terms of the purchase agreement governing the FXLR Investment, as amended on June 18, 2007, the members of FXLR agreed to contribute their interests in FXLR to a Delaware corporation, FX Luxury Real Estate, Inc. (“FX Luxury Real Estate”), in exchange for shares in FX Luxury Real Estate in a two step reorganization process that will result in FXLR being 100% owned by FX Luxury Real Estate (the “Reorganization”). In addition, the Company agreed to distribute 50% of its interests in FX Luxury Real Estate (representing 25% of the outstanding shares of common stock of FX Luxury Real Estate), to its stockholders through a registered distribution (the “CKX Distribution”). FX Luxury Real Estate, which we expect to be renamed FX Real Estate and Entertainment Inc., has agreed to file a registration statement with the SEC as soon as is practical to register the shares to

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

be distributed to CKX stockholders. CKX will consummate the distribution as soon as is commercially practicable following effectiveness of the registration statement. The distribution is intended to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the areas to be pursued by FXLR in accordance with the terms of the license agreements described below. Completion of the distribution is a condition precedent to the closing of the Merger.

Simultaneous with the CKX investment in FXLR, FXLR entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., a 85% owned subsidiary of CKX (“EPE”), granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXLR also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80% owned subsidiary of CKX (the “Ali Business”), granting FXLR the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

Under the terms of the license agreements, FXLR is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 is $10.0 million. Additional information about the License Agreements can be found in the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007.

For the month of June, FXLR recorded royalty expense of $1.4 million, representing one month of the 2007 guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue as, per the Company’s revenue recognition policy, collection of the fee is not reasonably assured because it is dependent on FXLR successfully completing a capital raising event. The FXLR royalty expense was eliminated in consolidation.

Reorganization of FXLR and Dividend of FX Luxury Real Estate Shares to CKX Stockholders

On June 18, 2007, the Company declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of FX Luxury Real Estate payable to CKX stockholders as of a to be determined record date. The Company has determined that the record date for the distribution will be the date that is 10 days following the date on which a registration statement with respect to the shares is declared effective by the SEC (the “Record Date”) and the payment date is expected to be ten (10) days following the Record Date (the “Payment Date”). The dividend was valued at approximately $50.8 million, or 50% of the value of CKX’s investment in FXLR.

Prior to declaring the dividend, CKX formed two trusts; CKX FXLR Stockholder Distribution Trust I, (“Distribution Trust I”) and CKX FXLR Stockholder Distribution Trust II (“Distribution Trust II”), each formed for the benefit of CKX stockholders as of the Record Date. CKX formed two trusts, rather than one, to protect the treatment of the Reorganization as a tax-free contribution under Section 351 of the Internal Revenue Code. The terms of the two trusts are nearly identical and both were formed solely to hold the dividend property pending distribution to CKX stockholders on the Payment Date. Distribution Trust I and Distribution Trust II are sometimes referred to herein as the Distribution Trusts.

Upon declaration of the dividend, CKX made the following irrevocable assignments and transfers:

•	CKX irrevocably transferred and assigned a 9.5% common membership interest in FXLR to Distribution Trust I;

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

•	CKX contributed a 15.5% common membership interest in FXLR to FX Luxury Real Estate in exchange for shares of common stock of FX Luxury Real Estate in step one of the Reorganization; and

•	CKX irrevocably transferred and assigned the shares of FX Luxury Real Estate that it received in step one of the Reorganization to Distribution Trust II.

Following these transfers, CKX continues to own 25% of the outstanding common equity interests of FXLR, Distribution Trust I owns 9.5% of FXLR, FX Luxury Real Estate owns 15.5% of FXLR and Flag Luxury Properties, LLC a private real estate development company (“Flag”) in which Robert F.X. Sillerman owns, directly and indirectly, an approximate 30% interest, owns the remaining 50% of FXLR. FX Luxury Real Estate is wholly-owned by Distribution Trust II. CKX no longer has any interest in or control over the equity transferred to the Distribution Trusts. The Distribution Trusts will hold the equity interests until the registration statement that FX Luxury Real Estate plans to file with the SEC is declared effective by the SEC and the Record Date and Payment Date occur.

Just prior to the Payment Date the second step of the Reorganization will be completed when each of the Company, Flag and Distribution Trust I contribute their common membership interests in FXLR to FX Luxury Real Estate in exchange for shares of common stock of FX Luxury Real Estate.

In addition, Flag has agreed to a mandatory distribution of the shares of common stock of FX Luxury Real Estate it receives in the Reorganization to its members, including Mr. Sillerman, and certain of its employees (the “Flag Distribution” and together with the CKX Distribution, the “Distributions”).

Following consummation of the Reorganization and the Distributions, the stockholders of CKX will hold approximately 25% of the outstanding shares of common stock of FX Luxury Real Estate, CKX will hold approximately 25% of the FX Luxury Real Estate shares and the members and certain employees of Flag will hold approximately 50% of the outstanding shares of common stock of FX Luxury Real Estate.

FXLR was audited for the period from inception (May 11, 2007) to June 30, 2007 and the independent registered public accounting firm’s report includes an explanatory paragraph about FXLR’s ability to continue as a going concern. As previously noted, FXLR’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXLR successfully completing its rights offering or other capital event.

The Company has estimated the fair value of the assets acquired and liabilities assumed on June 1, 2007. The estimated fair values are based on a preliminary valuation performed by management. The Company has engaged an independent appraisal firm to perform a valuation of the assets acquired and liabilities assumed. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the assets acquired and liabilities assumed. The following table summarizes the preliminary amounts allocated to the acquired assets and liabilities assumed:

(In thousands)

Current assets, primarily cash	$8,652
Investments in Riv Shares and Riv Option	46,061
Investment in Park Central Properties	88,269

Assets acquired	142,982
Current liabilities	2,577
Debt	31,443

Liabilities assumed	34,020
Minority interest	7,305

Net assets acquired	$101,657

At this time management believes that no amounts will be allocated to amortizable intangible assets and anticipates that any excess purchase price will be allocated to goodwill. The Company cannot estimate the amounts that may change when the Company finalizes its valuation and if changes are made, the amount of such changes.

Affiliated Elements of Transaction

Robert F.X. Sillerman, the Chairman and Chief Executive Officer of the Company, owns, directly and indirectly, an approximate 30% interest in Flag, which owns the other 50% of the common membership interests in FXLR. Flag retains a $45 million priority preferred distribution right with respect to FXLR, payable in connection with CKX’s June 1, 2007 investment in FXLR, that is payable out of the proceeds of certain defined capital events. The preferred distribution right has been recorded as equity by FXLR. Based on his ownership interests in Flag, Mr. Sillerman will be entitled to receive his pro rata participation of the $45 million priority distribution right held by Flag, when paid by FXLR. In addition, Mr. Sillerman has provided a personal guarantee for a $23 million loan to FXLR.

The Company’s board of directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with Parent or Merger Sub, who abstained) unanimously approved the Merger Agreement, the Merger and the FXLR Investment. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered opinions to the Special Committee and the board of directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s Common Stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with Parent) and the terms of the FXLR Investment and the licenses were fair to the holders of the Company’s common stock (other than holders of Common Stock that are affiliated with Parent) from a financial point of view. In addition, the terms of the license agreements were approved by the minority equity owners of EPE and the Ali Business.

Repurchase Agreement

In connection with the FXLR Investment, the Company, FXLR, Flag, Robert F.X. Sillerman and certain other members of Flag entered into a Repurchase Agreement (as amended on June 18, 2007, the “Repurchase Agreement”) designed to ensure the value of the Company’s investment in FXLR under certain limited circumstances. Specifically, if none of certain specified events designed to establish the value of the FXLR Investment at its original purchase price have occurred prior to the second anniversary of the date of the CKX Distribution (as described above), Flag, Mr. Sillerman and certain other members of Flag shall be required to contribute such number of shares of FX Luxury

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Real Estate back to FX Luxury Real Estate as would result in the shares held by CKX and its stockholders being worth the aforementioned purchase price. If the Merger Agreement (as described above) closes, the Company becomes subject to the contribution obligation along with Flag, Mr. Sillerman and the specified members of Flag, each in a proportionate amount based on share ownership, with the intent that the value of the shares of FX Luxury Real Estate distributed to the CKX stockholders in the distribution continue to retain their proportionate value of the original FXLR Investment. Upon consummation of the Flag Distribution, Flag will no longer be a party to the Repurchase Agreement and therefore will not have any ongoing obligation to contribute shares should such contribution become necessary.

Service Agreements

FXLR will be hiring employees in the near future to undertake its operations and provide the support services necessary to operate as an independent and future public company. In the meantime, CKX and Flag will negotiate a shared service agreement to provide necessary services. For the month of June 2007, Flag and CKX have each billed FXLR $75,000 for professional services, primarily accounting and legal services. The expense for the CKX billing is eliminated in consolidation.

Summarized Financial Information

The following is summarized financial information for the Park Central Properties, which, as of June 30, 2007, is owned collectively by 50%-owned subsidiaries of FXLR and is accounted for under the equity method of accounting as of and for the one month ended June 30, 2007 (in thousands):

Current assets	$65,330
Non-current assets	282,435
Current liabilities	30,077
Non-current liabilities, including long-term debt	371,185
Revenue	1,816
Operating loss	(1,824)
Net loss	(4,920)

Pro Forma Information

The following table summarizes unaudited pro forma financial information for the Company assuming the investment in FXLR and the related financing transactions had occurred on January 1, 2007 and 2006. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands, except
	per share information)

Revenue	$121,929	$101,319
Net income available to common stockholders	$8,677	$6,654
Net income per common share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Accounting Policies

During the six months ended June 30, 2007, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. See Note 10.

The Company evaluated its investment to acquire a 50% interest in FXLR in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXLR does not meet the criteria to be a variable interest entity because FXLR shareholders absorb FXLR’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company has consolidated FXLR from the date of the Company’s investment (June 1, 2007) because it controls FXLR though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXLR. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company has consolidated FXLR based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own as of June 30, 2007. As of June 30, 2007, the Company accounts for its interest in the Park Central Properties under the equity method of accounting because it did not have control with its then 50% ownership interest. Effective July 6, 2007, with its purchase of the 50% of the entities that collectively own the Park Central Properties that it did not already own, FXLR will consolidate the Park Central Properties.

Marketable securities at June 30, 2007 consist of the Riv Shares owned by FXLR. These securities are available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be other than temporary are recognized currently in earnings. Fair value is determined by currently available market prices.

The Riv Option is classified as a derivative and included in other assets on the accompanying consolidated balance sheet. This security is categorized as a derivative in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and accordingly is carried at fair value with the unrealized gain or loss reported as a component of other income (expense). Fair value for the Riv Option approximates the fair value of the option using an option pricing model and assuming the option is extended through its maximum term.

5.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,891	$7,508	$6,247	$10,479
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(142)	—	(142)	—
Foreign currency translation adjustments	4,710	9,279	5,111	11,280

Comprehensive income	$7,459	$16,787	$11,216	$21,759

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. As a result, 2,097,817 and 1,938,817 shares are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006, respectively.

The following table shows the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share information)

Basic income per share computation:
Net income applicable to common shareholders	$2,435	$7,052	$5,335	$9,567

Basic common shares outstanding (including redeemable restricted common stock)	96,857,748	92,225,921	96,804,899	92,215,135

Basic income per share	$0.03	$0.08	$0.06	$0.10

Diluted income per share computation:
Net income applicable to common shareholders	$2,435	$7,052	$5,335	$9,567

Basic common shares outstanding (including redeemable restricted common stock)	96,857,748	92,225,921	96,804,899	92,215,135
Incremental shares for assumed exercise of warrants and stock options	92,105	3,999,582	152,706	3,991,004

Diluted common shares outstanding (including redeemable restricted common stock)	96,949,853	96,225,503	96,957,605	96,206,139

Diluted income per share	$0.03	$0.07	$0.06	$0.10

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets and Goodwill

Intangible assets as of June 30, 2007 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	12.6 years	$28,900	$(4,438)	$24,462
Other Presley intangible assets	14.7 years	13,622	(3,352)	10,270
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	4.8 years	81,162	(25,141)	56,021
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	1.9 years	16,423	(9,354)	7,069
MBST artist contracts, profit participation rights and other intangible assets	4.4 years	4,270	(1,406)	2,864

		$144,377	$(43,691)	$100,686

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property				$90,764

Intangible assets as of December 31, 2006 consist of (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(3,466)	$25,434
Other Presley intangible assets	13,622	(2,715)	10,907
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	79,340	(18,812)	60,528
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,054	(7,126)	8,928
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,026)	3,244

	$142,186	$(33,145)	$109,041

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property			$90,764

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Amortization expense for definite lived intangible assets was $9.8 million and $8.8 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, projected future amortization expense of definite lived intangible assets is as follows:

(In thousands)

For the remaining six months of 2007	$9,800
For the years ending December 31,
2008	18,400
2009	16,700
2010	16,000
2011	14,900

Goodwill as of June 30, 2007 consists of (dollar amounts in thousands):

		2007
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	June 30,
	2006	Adjustment	Adjustments	2007

Presley royalties and licensing	$2,432	$—	$—	$2,432
Presley Graceland operations	7,675	—	—	7,675
19 Entertainment	123,742	2,806	(2,006)	124,542
MBST	10,097	—	—	10,097
Ali Business	—	—	4,474	4,474

Total	$143,946	$2,806	$2,468	$149,220

The implementation of FIN 48 resulted in an increase in goodwill of $0.2 million as of January 1, 2007. The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $2.2 million in the six months ended June 30, 2007. The finalization of the Company’s purchase price allocation for the Ali Business resulted in a $4.5 million increase in goodwill and a corresponding increase to deferred tax liabilities in the six months ended June 30, 2007.

8.	Debt

At June 30, 2007, the Company had $2.8 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum, and $0.4 million outstanding under a note issued in conjunction with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. On June 1, 2007, the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXLR and the subsequent distribution to the Company’s stockholders of half of the Company’s equity interest in FXLR. As of June 30, 2007, the Company had drawn down $100.0 million on the Credit Facility and used the proceeds for the investment in FXLR. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100.0 million outstanding at June 30, 2007 bears interest at LIBOR plus 150 basis points; the effective interest rate is 6.86% at June 30, 2007. The Company paid $0.1 million of fees in connection with amending the revolving credit agreement. Deferred financing fees are included in other assets on the

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheet and will be amortized over the remaining term of the agreement, which ends on May 24, 2011.

On June 1, 2007, FXLR obtained a $23 million loan from a financial institution, the proceeds of which were principally used to repay loans from Flag associated with funding the Riviera transactions. Mr. Sillerman has personally guaranteed the $23 million loan to FXLR. The note bears interest at LIBOR plus applicable margin of 250 basis points, which was 7.87% at June 30, 2007. The debt matures on the earlier of: (i) December 15, 2007; (ii) the day FXLR closes on an acquisition of the Riviera Hotel in Las Vegas; or (iii) on a date that FXLR elects not to pursue the acquisition of the Riviera Hotel.

On June 1, 2007, FXLR signed a promissory note with Flag for $7.5 million which was to reimburse Flag for a non-refundable deposit made by Flag in May 2007 as part of the purchase of the interest in the Park Central Properties that it did not already own. The note bears interest at 12% per annum payable at March 31, 2008, the maturity date of the note.

Also on June 1, 2007, FXLR signed a promissory note with Flag for $1.1 million, representing amounts owed Flag related to funding for the Riv Option. The note, included in notes payable on the accompanying condensed consolidated balance sheet, bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and records interest expense accordingly.

As of June 30, 2007, the entities that collectively own the Park Central Properties had $370 million of first and second lien term loans secured by the underlying properties which require the properties to hold restricted cash through the maturity date to cover debt service commitments and property development expenses. Interest rates on the loans are at Eurodollar rate plus applicable margins of 150 basis points on the first lien tranche of $250 million and 1,000 basis points on the second lien tranche of $120 million. The loans are scheduled to mature on May 11, 2008 but have provisions for extensions by FXLR for up to two six month additional periods. The loans were refinanced on July 6, 2007 — see note 14 — Subsequent Events.

The Credit Facility and the Company’s other debt instruments contain covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all loan covenants as of June 30, 2007.

9.	Stockholders’ Equity

During the six months ended June 30, 2007, 1,096,377 warrants with an exercise price of $2.00 per share were exercised. Of these, warrants representing 121,314 shares of common stock were exercised for cash resulting in cash proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a net cash settlement feature which resulted in the issuance of 813,227 shares of common stock.

10.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2007, the Company recorded a provision for income taxes of $13.9 million. The provision is comprised of $12.7 million, reflecting the Company’s estimated 2007 effective tax rate of 61.5%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position,

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

and a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State tax law.

For the six months ended June 30, 2006, the Company’s effective tax rate was 44.8%. The Company recorded a provision for income taxes of $8.7 million comprised of federal, state and local and foreign taxes.

For the three months ended June 30, 2007, the Company recorded a provision for income taxes of $9.1 million. The provision is comprised of $9.4 million, reflecting the Company’s estimated 2007 effective tax rate of 73.9% and a benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State tax law.

For the three months ended June 30, 2006, the Company’s effective tax rate was 44.3%. The Company recorded a provision for income taxes of $6.0 million comprised of federal, state and local and foreign taxes.

The increase in the 2007 effective tax rate relates primarily to three items: 1) the Company consolidating the book loss from FXLR while only recognizing a tax benefit based on the Company’s actual ownership percentage in FXLR; 2) the non-deductibility of certain transaction costs related to the Company’s plan to become a private company; and 3) an increase in state and local taxes.

The Company, based on advice of tax counsel, structured the distribution of the 25% interest in FXLR in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the six months ended June 30, 2007. As this was related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance, offset by a decrease in goodwill of $2.2 million. In addition, the change in New York State tax law resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company’s deferred tax liability and goodwill increased by $4.5 million during the three months ended June 30, 2007 as a result of the finalization of the Ali Business purchase price allocation.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions and recognized an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is carried in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008. If all of the uncertain tax positions were settled with the taxing authorities, there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

There are no federal, state or city audits in process as of June 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2003, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment UK group through December 2005. HMRC usually has 12 months from the end of the accounting period to review and query each return.

11.	Commitments and Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

A lawsuit was filed against the Company and its directors in New York State Court, New York County on June 1, 2007, the same day that the Company announced the Merger described in Note 2. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction. The complaint seeks to enjoin the transaction and compel the defendants (the Company and the members of its board of directors) to find alternate bidders to obtain the highest price for the Company. The complaint seeks no money damages, but does seek attorneys’ and experts’ fees and expenses.

On July 12, 2007, the Company filed a motion to dismiss the lawsuit on behalf of itself and the members of its board of directors on the grounds that the plaintiff and its attorneys failed to conduct any pre-filing investigation and that every element of relief sought by the complaint has already been addressed by the Company and is already being provided through several procedures implemented to maximize stockholder value, including, but not limited to (a) the inclusion in the Merger Agreement of a “go shop period,” a 45-day period during which a special committee of independent directors of the Company’s board of directors and its financial advisor were authorized to solicit competing proposals, and (b) an agreement between the Company and the holders of a substantial percentage of the Company’s outstanding shares of common stock, including the Company’s Chairman and Chief Executive Officer and other members of senior management, to vote for any superior proposal recommended by the special committee of the board of directors. The motion further notes that additional information will be forthcoming from the Company, including through the filing of a definitive proxy statement to be filed well in advance of any stockholder vote. The motion to dismiss argues that the terms of the transaction and the protections for the Company’s stockholders were described in detail in the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007 and in the related press release which was filed as an exhibit to such Form 8-K.

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

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The new Elvis Presley show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the new Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development.

As described above, Flag retains a $45 million preferred priority distribution right in FXLR, which amount will be payable upon the consummation of certain predefined capital transactions. Mr. Sillerman will be entitled to

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

receive his pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on his ownership interest in Flag.

12.	Segment Information

As of June 30, 2007, the Company has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. The operating results of MBST and FXLR are reported as part of Corporate and Other for segment purposes. The results of the Park Central Properties from the date of the Company’s investment (June 1, 2007) through June 30, 2007 are reflected in equity of earnings of affiliates. After FXLR’s purchase of the remaining 50% interest in the Park Central Properties on July 6, 2007, FXLR will consolidate the Park Central Properties and the Company will reflect those operations in FXLR, which will then be a separate reportable segment. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the condensed consolidated financial statements.

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

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Presley Business
	Royalties and	Graceland	19		Corporate
Segment Information	Licensing	Operations	Entertainment	Ali Business	and Other	Total
	(Amounts in thousands)

Three months ended June 30, 2007:
Revenue	$5,333	$10,831	$52,628	$1,920	$1,619	$72,331

Operating income (loss)	$1,961	$1,681	$16,166	$688	$(6,926)	$13,570

Depreciation and amortization	$646	$516	$4,122	$13	$229	$5,526

OIBDAN	$2,616	$2,215	$20,352	$705	$(6,434)	$19,454

Three months ended June 30, 2006:
Revenue	$3,568	$9,198	$42,503	$2,666	$2,275	$60,210

Operating income (loss)	$1,698	$1,351	$13,240	$1,245	$(3,235)	$14,299

Depreciation and amortization	$646	$494	$3,726	$31	$220	$5,117

OIBDAN	$2,349	$1,854	$17,021	$1,276	$(2,843)	$19,657

Six months ended June 30, 2007:
Revenue	$9,092	$16,993	$90,034	$3,293	$2,517	$121,929

Operating income (loss)	$2,592	$426	$29,808	$1,404	$(12,540)	$21,690

Depreciation and amortization	$1,291	$1,018	$8,311	$22	$456	$11,098

OIBDAN	$3,899	$1,473	$38,238	$1,434	$(11,602)	$33,442

Six months ended June 30, 2006:
Revenue	$6,615	$14,375	$73,882	$2,666	$3,781	$101,319

Operating income (loss)	$3,044	$220	$22,513	$1,245	$(7,195)	$19,827

Depreciation and amortization	$1,291	$836	$7,274	$31	$422	$9,854

OIBDAN	$4,342	$1,070	$29,887	$1,276	$(6,397)	$30,178

Asset Information:
Segment assets at June 30, 2007	$72,313	$69,170	$247,618	$59,851	$298,439	$747,391

Segment assets at December 31, 2006	$73,705	$62,440	$222,122	$54,806	$61,572	$474,645

The increase in Graceland Operations segment assets is primarily related to the purchase of additional land adjacent to Graceland for $6.7 million.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands)

OIBDAN	$19,454	$19,657	$33,442	$30,178
Depreciation and amortization	(5,526)	(5,117)	(11,098)	(9,854)
Non-cash compensation	(358)	(241)	(654)	(497)
Interest income	679	248	969	987
Interest expense	(1,160)	(234)	(1,576)	(369)
Equity in earnings (loss) of affiliates	(2,236)	530	(1,859)	428
Other income (expense)	(388)	(881)	(386)	(1,032)
Income tax expense	(9,105)	(5,954)	(13,914)	(8,700)
Minority interest	1,531	(500)	1,323	(662)

Net income	$2,891	$7,508	$6,247	$10,479

13.	Related Party Transactions

Notes 2, 3 and 8 disclose all of the Company’s related party relationships and transactions.

14.	Subsequent Events

On July 6, 2007, FXLR acquired the 50% it did not own of the entities that collectively own the Park Central Properties from an unaffiliated third party. As a result of this purchase, FXLR now owns 100% of the entities that collectively own the Park Central Properties and will consolidate the operations beginning on July 6, 2007. The total consideration paid by FXLR for the remaining 50% interest in the Park Central Properties was $180 million, $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment was funded by $92.5 million cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007. After this transaction, the entities that collectively own the Park Central Properties have $475 million in first and second tier term loans secured by the underlying properties and were required as of the closing date to hold $74.1 million in restricted cash to cover debt service commitments and pre-development expenses. The terms of the loans expire on July 5, 2008 but can be extended for up to two six month periods by FXLR. Interest rates on the loans are at Eurodollar rate plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at July 6, 2007 were 7.4%, 9.9% and 14.9%, respectively. FXLR and Flag have issued a joint and severable guarantee to the lenders to the entities that collectively own the Park Central Properties for any losses they incur as a result of certain circumstances including fraud or intentional misrepresentation by the borrowers, FXLR and Flag and gross negligence or willful misconduct by the borrowers. The loans on the Park Central Properties are not guaranteed by CKX.

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; licensing and merchandising; artist management; themed attractions and touring/live events. On June 1, 2007, CKX, through two of its subsidiaries, granted exclusive licenses to FX Luxury Realty, LLC to utilize Elvis Presley-related intellectual property and Muhammad Ali-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed and Muhammad Ali-themed real estate and attraction based properties around the world.

On February 7, 2005, RFX Acquisition LLC, a management group led by Robert F.X. Sillerman, acquired control of the Company (formerly known as Sports Entertainment Enterprises, Inc.) which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. On March 17, 2005, the Company acquired 100% of the outstanding capital stock of 19 Entertainment. On August 9, 2005 we acquired 100% of the outstanding capital stock of MBST. On April 10, 2006, the Company acquired an 80% interest in the Ali Business. The former owner of the Ali Business maintains a 20% interest in the business and is entitled to certain future distributions and has other contractual rights. On June 1, 2007, the Company acquired 50% of the common membership interests in FXLR.

Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operation or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”) will be cancelled and converted into the right to receive $13.75 in cash (the “Merger Consideration”).

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company and receipt of regulatory approvals, the distribution of 50% of the Company’s newly acquired interests in FX Luxury Realty, LLC (as described below) to its stockholders and stockholders of the Company holding no more than 7.5% of the outstanding Common Stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing, however, upon termination due to a failure of 19X to obtain necessary financing, 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007 and August 1, 2007.

Investment in FX Luxury Realty, LLC and License Agreements

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests (the “FXLR Investment”) in FX Luxury Realty, LLC, a Delaware limited liability company (“FXLR”). The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $1.7 million. The Company has consolidated FXLR from the date of the Company’s investment. The Company funded the $100 million purchase price with proceeds from a drawdown under its amended revolving credit facility, as more fully described below. At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities that collectively own and control 17.72 contiguous acres of land located at the corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada (the “Park Central Properties”) and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of such entities, which gave FXLR 100% ownership and control of the entities that collectively own the Park Central Properties, closed on July 6, 2007. FXLR intends to evaluate and pursue a hotel, casino, entertainment, retail, commercial and residential development project on the Park Central Properties. In addition, FXLR will pursue similar real estate and attraction based projects throughout the world, including the development of one or more hotels near or contiguous to the Graceland property in Memphis, Tennessee.

In addition to its business activities and plans described above, FXLR directly and through subsidiaries, holds 836,588 shares of common stock, par value $0.0001 per share (“Riv Shares”), in Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada (“Riviera”), as well as a 50% ownership interest in an option to acquire an additional 1,147,550 Riv Shares at a price of $23 per share (the “Riv Option”). On May 16, 2007, Riviera Acquisitions Holdings, a 57% owned subsidiary of FXLR, made an offer to acquire the remaining outstanding shares of Riviera at a price of $34 per share. The board of directors of Riviera rejected the offer. The closing price of Riv Shares on the American Stock Exchange on June 29, 2007 was $36.35 per share.

Simultaneous with the CKX investment in FXLR, FXLR entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., a 85% owned subsidiary of CKX (“EPE”), granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXLR also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80% owned subsidiary of CKX (the “Ali Business”), granting FXLR the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. Under the terms of the license agreement, FXLR is required to pay to Elvis Presley Enterprises and Muhammad Ali Enterprises an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 is $10.0 million. Additional information about the License Agreements can be found in the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007.

Under the terms of the purchase agreement governing the FXLR Investment, as amended on June 18, 2007, the members of FXLR agreed to contribute their interests in FXLR to a Delaware corporation, FX Luxury Real Estate, Inc. (“FX Luxury Real Estate”), in exchange for shares in FX Luxury Real Estate in a two step reorganization process that will result in FXLR being 100% owned by FX Luxury Real Estate (the “Reorganization”). In addition, the Company agreed to distribute 50% of its interests in FX Luxury Real Estate (representing 25% of the outstanding common stock of FX Luxury Real Estate), to its stockholders through a registered distribution (the “CKX Distribution”). FX Luxury Real Estate has agreed to file a registration statement with the SEC as soon as is practical to register the shares to be distributed to CKX stockholders. CKX will consummate the distribution as soon as is commercially practicable following effectiveness of the registration statement. The distribution is intended to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the areas to be pursued by FXLR in accordance with the terms of the license agreements described below. Completion of the distribution is a condition precedent to the closing of the Merger.

Reorganization of FXLR and Dividend of FX Luxury Real Estate Shares to CKX Stockholders

On June 18, 2007, the Company declared and transferred into two trusts for the benefit of its stockholders a dividend consisting of 25% of the outstanding shares of common stock of FX Luxury Real Estate, Inc. payable to CKX stockholders as of a to be determined record date. The Company has determined that the record date for the distribution will be the date that is 10 days following the date on which a registration statement with respect to the shares is declared effective by the SEC (the “Record Date”) and the payment date is expected to be ten (10) days following the Record Date (the “Payment Date”). The dividend was valued at approximately $50 million, or 50% of the value of CKX’s investment in FXLR.

Prior to declaring the dividend, CKX formed two trusts; CKX FXLR Stockholder Distribution Trust I, (“Distribution Trust I”) and CKX FXLR Stockholder Distribution Trust II (“Distribution Trust II”), each formed for the benefit of CKX stockholders as of the Record Date. CKX formed two trusts, rather than one, to protect the treatment of the Reorganization as a tax-free contribution under Section 351 of the Internal Revenue Code. The terms of the two trusts are nearly identical and both were formed solely to hold the dividend property pending distribution to CKX stockholders on the Payment Date. Distribution Trust I and Distribution Trust II are sometimes referred to herein as the Distribution Trusts.

Upon declaration of the dividend, CKX made the following irrevocable assignments and transfers:

•	CKX irrevocably transferred and assigned a 9.5% common membership interest in FXLR to Distribution Trust I;

•	CKX contributed a 15.5% common membership interest in FXLR to FX Luxury Real Estate in exchange for shares of common stock of FX Luxury Real Estate in step one of the Reorganization; and

•	CKX irrevocably transferred and assigned the shares of FX Luxury Real Estate that it received in step one of the Reorganization to Distribution Trust II.

Following these transfers, CKX continues to own 25% of the outstanding common equity interests of FXLR, Distribution Trust I owns 9.5% of FXLR, FX Luxury Real Estate owns 15.5% of FXLR and Flag Luxury Properties, a private real estate development company (“Flag”) in which Robert F.X. Sillerman owns, directly and indirectly, an approximate 30% interest, owns the remaining 50% of FXLR. FX Luxury Real Estate is wholly-owned by Distribution Trust II. CKX no longer has any interest in or control over the equity transferred to the Distribution Trusts. The Distribution Trusts will hold the equity interests until the registration statement that FX Luxury Real Estate plans to file with the SEC is declared effective by the SEC and the Record Date and Payment Date occur.

Just prior to the Payment Date the second step of the Reorganization will be completed when each of the Company, Flag and Distribution Trust I contribute their common membership interests in FXLR to FX Luxury Real Estate in exchange for shares of common stock of FX Luxury Real Estate.

In addition, Flag has agreed to a mandatory distribution of the shares of common stock of FX Luxury Real Estate it receives in the Reorganization to its members, including Mr. Sillerman, and certain of its employees (the “Flag Distribution” and together with the CKX Distribution, the “Distributions”).

Following consummation of the Reorganization and the Distributions, the stockholders of CKX will hold approximately 25% of the outstanding shares of common stock of FX Luxury Real Estate shares, CKX will hold approximately 25% of the FX Luxury Real Estate shares and the members and certain employees of Flag will hold approximately 50% of the outstanding shares of common stock of FX Luxury Real Estate.

Repurchase Agreement

In connection with the FXLR Investment, the Company, FXLR, Flag, Robert F.X. Sillerman and certain other members of Flag entered into a Repurchase Agreement (as amended on June 18, 2007, the “Repurchase Agreement”) designed to ensure the value of the Company’s investment in FXLR under certain limited circumstances. Specifically, if none of certain specified events designed to establish the value of the FXLR Investment at its original purchase price have occurred prior to the second anniversary of the date of the CKX Distribution (as described above), Flag, Mr. Sillerman and certain other members of Flag shall be required to contribute such number of shares of FXLR back to FXLR as would result in the shares held by CKX and its stockholders being worth the aforementioned purchase price. If the Merger Agreement (as described above) closes, the Company becomes subject to the contribution obligation along with Flag, Mr. Sillerman and the specified members of Flag, each in a proportionate amount based on share ownership, with the intent that the value of the shares of FXLR distributed to the CKX stockholders in the distribution continue to retain their proportionate value of the original FXLR Investment. Upon consummation of the Flag Distribution, Flag will no longer be a party to the Repurchase Agreement and therefore will not have any ongoing obligation to contribute shares should such contribution become necessary.

Service Agreements

FXLR will be hiring employees in the near future to undertake its operations and provide the support services necessary to operate as an independent and future public company. In the meantime, CKX and Flag will negotiate a shared service agreement to provide necessary services. For the month of June 2007, Flag and CKX have each billed FXLR $75,000 for professional services, primarily accounting and legal services. The expense for the CKX billing is eliminated in consolidation.

Presley Business

The Presley Business consists of entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley and the operation of the Graceland museum and related attractions and derive revenue from Elvis Presley’s television specials, films and certain of his recorded musical works. The Presley Business consists of two reportable segments: Royalties and Licensing — intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and Graceland Operations — the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

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

Our revenue from the IDOLS brand is highly dependent upon the continued success of the American Idol series, which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The sixth broadcast season aired 49 hours during 2007, 31.5 hours in the first quarter and 17.5 in the second quarter. In 2006 we aired 30.5 hours and 14.5 hours during the first and second quarters, respectively, for a total of 45 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and SonyBMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least two more seasons of American Idol (2008-2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with SonyBMG.

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

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content. Most of our revenue sources are dependant upon the public’s continued interest in Muhammad Ali and associated intellectual property. We also generate revenue from collectible memorabilia signed by Muhammad Ali. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results tables for the three and six months ended June 30, 2007 and 2006.

Consolidated Operating Results Three Months Ended June 30, 2007

Compared to Three Months Ended June 30, 2006

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$72,331	$60,210	$12,121
Operating expenses	58,761	45,911	12,850
Operating income	13,570	14,299	(729)
Income tax expense	9,105	5,954	3,151
Net income	2,891	7,508	(4,617)
Operating income	13,570	14,299	(729)
Depreciation and amortization	5,526	5,117	409
Non-cash compensation	358	241	117

OIBDAN	$19,454	$19,657	$(203)

Revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming and related licensing initiatives, primarily related to American Idol. Higher operating expenses for the three months ended June 30, 2007 resulted from higher overall costs at the Presley Business and 19 Entertainment to support revenue growth, higher corporate and merger and distribution-related expenses and the inclusion of FXLR from its date of acquisition (June 1, 2007).

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$5,333	$3,568	$1,765
Cost of sales	(547)	(65)	482
Selling, general and administrative expense, excluding non-cash compensation	(2,170)	(1,154)	1,016

OIBDAN	$2,616	$2,349	$267

OIBDAN	$2,616	$2,349	$267
Depreciation and amortization	(646)	(646)	—
Non-cash compensation	(9)	(5)	(4)

Operating income	$1,961	$1,698	$263

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $1.4 million and increased licensing royalties of $0.5 million, principally television and film and merchandise licensing offset slightly by lower record royalties. Royalties and licensing cost of sales increased $0.5 million due to costs of the DVD box set. Royalties and licensing selling, general and administrative expenses increased $1.0 million due to advertising and marketing costs of the DVD box set of $0.8 million and higher legal costs.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$10,831	$9,198	$1,633
Cost of sales	(1,783)	(1,535)	248
Selling, general and administrative expense, excluding non-cash compensation	(6,833)	(5,809)	1,024

OIBDAN	$2,215	$1,854	$361

OIBDAN	$2,215	$1,854	$361
Depreciation and amortization	(516)	(494)	(22)
Non-cash compensation	(18)	(9)	(9)

Operating income	$1,681	$1,351	$330

Tour and exhibit revenue of $4.4 million in the three months ended June 30, 2007 accounted for $0.6 million of the increase in Graceland Operations revenue. This increase resulted from a 14.0% increase in attendance to 183,625 in 2007 from 161,061 in 2006. 2006 attendance was depressed by the lingering affects on tourism in the region of Hurricane Katrina. Retail operations revenue of $3.9 million in the three months ended June 30, 2007 accounted for $0.4 million of the overall increase in revenue due to the increase in attendance and a slight increase in per visitor spending. Total per visitor spending increased 1.0%.

Other revenue of $2.5 million increased by $0.6 million in the three months ended June 30, 2007 over the prior year primarily due to higher overall hotel and rental revenue, partially due to the operations of newly purchased additional properties adjoining Graceland.

Graceland Operations cost of sales increased by $0.2 million or 16% for the three months ended June 30, 2007 compared to 2006 due to increase retail operations revenue and higher costs based on higher attendance. Graceland Operations selling, general and administrative expenses increased $1.0 million due primarily to $0.4 million of increased advertising, $0.3 million due to the impact of additional headcount added in 2007 and late 2006, $0.2 million in costs to operate the newly acquired adjoining properties and $0.1 million in increased professional services and related costs associated with our new initiatives with Cirque du Soleil for the creation, development, production and promotion of touring and permanent shows, including a permanent Elvis Presley show at the MGM CityCenter hotel/casino in Las Vegas.

19 Entertainment

Revenue for 19 Entertainment was $52.6 million for the three months ended June 30, 2007, an increase of $10.1 million over the prior period. Operating expenses for 19 Entertainment, including amortization of intangible assets of $3.9 million, were $36.4 million, an increase of $7.1 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended June 30, 2007 and 2006:

Three Months Ended June 30, 2007	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$27,169	$(4,081)	$23,088
Other IDOLS television programs (including license fees and sponsorship)	2,518	(67)	2,451
So You Think You Can Dance and other television productions	18,742	(15,461)	3,281
Recorded music, management clients and other	4,199	(2,037)	2,162

	$52,628	$(21,646)	$30,982
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(10,630)

OIBDAN			$20,352

OIBDAN			$20,352
Depreciation and amortization			(4,122)
Non-cash compensation			(64)

Operating income			$16,166

Three Months Ended June 30, 2006	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$21,205	$(2,616)	$18,589
Other IDOLS television programs (including license fees and sponsorship)	2,963	(33)	2,930
So You Think You Can Dance and other television productions	15,314	(12,915)	2,399
Recorded music, management clients and other	3,021	(1,978)	1,043

	$42,503	$(17,542)	$24,961
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(7,940)

OIBDAN			$17,021

OIBDAN			$17,021
Depreciation and amortization			(3,726)
Non-cash compensation			(55)

Operating income			$13,240

The revenue increase of $10.1 million in the three months ended June 30, 2007 over 2006 is primarily due to an increase in revenue for American Idol and So You Think You Can Dance and higher music royalties.

American Idol 6 aired 17.5 series hours in the U.S. in the three months ended June 30, 2007 while American Idol 5 aired 14.5 series hours in the U.S. in the comparable 2006 period. The additional three hours of programming along with an increase in guaranteed license fees accounted for approximately $5.0 million of higher revenue in the three months ended June 30, 2007. Revenue for other IDOLS programming decreased due to the timing of format and licensing sales compared to the prior year. Revenue for So You Think You Can Dance increased due to the timing of and increase in tape sales and format fees. Recorded music revenue also increased due to the timing and size of royalty income related to music artists.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $7.1 million in the three months ended June 30, 2007 over the prior period primarily due to higher costs associated with American Idol, including an online songwriting competition, higher selling, general and administrative expenses including increased employee expenses, and increased music royalty expenses. Other costs of $0.3 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $0.4 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment goodwill and intangible assets are denominated in UK pound sterling and inclusion of a full period of amortization of intangible assets in 2007 related to 19 Entertainment acquisitions in 2006.

Ali Business

The Ali Business contributed $1.9 million and $2.7 million in revenue for the three months ended June 30, 2007 and 2006. The decrease in revenue is primarily due to fewer memorabilia signings by Mr. Ali and lower licensing royalties in 2007. Operating expenses for the same periods were $1.2 million and $1.4 million, respectively. OIBDAN was $0.7 million and $1.3 million for the three months ended June 30, 2007 and 2006.

Corporate and Other

MBST

MBST contributed $1.6 million and $2.3 million in revenue for the three months ended June 30, 2007 and 2006, respectively. The revenue decrease of $0.7 million is primarily due to fewer significant client projects compared to the prior year period. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.2 million, were $1.6 million and $1.5 million, respectively. OIBDAN was $0.2 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.0 million and $3.4 million in the three months ended June 30, 2007 and 2006, respectively. The increase of $0.6 million primarily reflects increased employee and legal costs.

Merger and distribution-related costs incurred in the three months ended June 30, 2007 of $2.8 million include the costs of the Special Committee of the Board of Directors and its counsel, the cost of the fairness opinions and related legal and accounting costs.

During the three months ended June 30, 2006, the Company incurred $0.6 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Interest Income/Expense

The Company had interest expense of $1.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense in 2007 reflects costs associated with maintaining the Company’s revolving credit facility for a full three month period which was established in May 2006 as well as interest on the drawdown from the facility of $100 million to fund the FXLR Investment on June 1, 2007. The Company had interest income of $0.7 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase reflects the higher level of cash and cash equivalents, primarily at FXLR, in the three months ended June 30, 2007 as compared to the prior year.

Other Income (Expense)

Other expense of $0.4 million for the three months ended June 30, 2007 relates primarily to the mark to market of the Riv Option. Other expense of $0.9 million for the three months ended June 30, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended June 30, 2007, the Company recorded a provision for income taxes of $9.1 million. The provision is comprised of $9.4 million reflecting the Company’s estimated 2007 effective tax rate of 73.9%, and a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State tax law.

For the three months ended June 30, 2006, the Company’s effective tax rate was 44.3%. The Company recorded a provision for income taxes of $6.0 million comprised of federal, state and local and foreign taxes.

The increase in the 2007 effective tax rate relates primarily to three items: 1) the Company consolidating the book loss from FXLR while only recognizing a tax benefit based on the Company’s actual ownership percentage in FXLR; 2) the non-deductibility of certain transaction costs related to the Company’s plan to become a private company; and 3) an increase in state and local taxes. While, the non-deductibility of certain transaction costs related to the Company’s plan to become a private company is not expected to be a recurring item, the increase related to FXLR is expected to recur so long as the Company consolidates FXLR. In addition to these items, the effective tax rate is higher than the federal statutory rate due to limitations on our utilization of foreign tax credits.

The Company anticipates that its effective tax rate for the quarter ended September 30, 2007 will increase as a result of FXLR acquiring the remaining 50% ownership interest in the Park Central Properties on July 6, 2007.

The Company, based on advice of tax counsel, structured the distribution of the 25% interest in FXLR in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended June 30, 2007. As this was related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance, offset by a decrease in goodwill of $0.4 million. In addition, the change in New York State tax law resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company’s deferred tax liability and goodwill increased by $4.5 million during the three months ended June 30, 2007 as a result of the finalization of the Ali Business purchase price allocation.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions and recognized an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

There are no federal, state or city audits in process as of June 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2003, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has twelve months from the end of the accounting period to review and query each return.

Equity in Earnings (Losses) of Affiliates

The Company recorded $2.2 million of equity losses in unconsolidated affiliates for the three months ended June 30, 2007, which reflects FXLR’s share of the loss in the Park Central Properties of $2.5 million and the Company’s share of the income in Beckham Brands of $0.3 million. The Company recorded $0.5 million of equity earnings in unconsolidated affiliates for the three months ended June 30, 2006, primarily reflecting the Company’s investment in Beckham Brands Limited.

Minority Interest

Net minority interest income of $1.5 million the three months ended June 30, 2007 comprises minority interest expense of $0.5 million to reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners, offset by $2.0 million of minority interest income reflecting the minority interest share of FXLR’s loss from the date of the Company’s investment (June 1, 2007) through June 30, 2007.

Minority interest expense of $0.5 million for the three months ended June 30, 2006 reflects the share in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Consolidated Operating Results Six Months Ended June 30, 2007

Compared to Six Months Ended June 30, 2006

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$121,929	$101,319	$20,610
Operating expenses	100,239	81,492	18,747
Operating income	21,690	19,827	1,863
Income tax expense	13,914	8,700	5,214
Net income	6,247	10,479	(4,232)
Operating income	$21,690	$19,827	$1,863
Depreciation and amortization	11,098	9,854	1,244
Non-cash compensation	654	497	157

OIBDAN	$33,442	$30,178	$3,264

The 2007 results reflect a full six months of results for the Ali Business as it was acquired in April 2006. In addition, revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming and related licensing initiatives, primarily related to American Idol. Higher operating expenses for the six months ended June 30, 2007 resulted from higher overall costs at the Presley Business and 19 Entertainment to support revenue growth, higher corporate, merger and distribution-related expenses and the inclusion of FXLR from the date of the FXLR Investment (June 1, 2007).

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$9,092	$6,615	$2,477
Cost of sales	(864)	(78)	786
Selling, general and administrative expense, excluding non-cash compensation	(4,329)	(2,195)	2,134

OIBDAN	$3,899	$4,342	$(443)

OIBDAN	$3,899	$4,342	$(443)
Depreciation and amortization	(1,291)	(1,291)	—
Non-cash compensation	(16)	(7)	(9)

Operating income	$2,592	$3,044	$(452)

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $2.3 million, increased royalties of $1.0 million from the release of single versions of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” and increased merchandise licensing royalties of $0.6 million, offset by lower publishing, record and film royalties of $0.8 million and a $0.6 million royalty audit settlement with SonyBMG received in the prior year period. Royalties and licensing cost of sales increased $0.8 million due to the cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses increased by $2.1 million primarily due to $1.9 million for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial, and higher legal costs.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2007 and 2006:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006	Variance
	(In thousands)

Revenue	$16,993	$14,375	$2,618
Cost of sales	(2,843)	(2,591)	252
Selling, general and administrative expense, excluding non-cash compensation	(12,677)	(10,714)	1,963

OIBDAN	$1,473	$1,070	$403

OIBDAN	$1,473	$1,070	$403
Depreciation and amortization	(1,018)	(836)	(182)
Non-cash compensation	(29)	(14)	(15)

Operating income	$426	$220	$206

Tour and exhibit revenue of $6.6 million in the six months ended June 30, 2007 accounted for $0.9 million of the increase in Graceland Operations revenue. This increase resulted from a 13.1% increase in attendance to 278,367 in 2007 from 246,057 in 2006. 2006 attendance was depressed by the lingering affects on tourism in the region of Hurricane Katrina. Retail operations revenue of $6.2 million in the six months ended June 30, 2007 accounted for $0.6 million of the overall increase in revenue due to the increase in attendance and an increase in total per visitor spending of 2.7%.

Other revenue of $4.2 million increased by $1.1 million in the six months ended June 30, 2007 over the prior year due primarily to higher hotel revenue ($0.3 million) and rental revenue ($0.5 million), partially due to the operations of newly purchased additional properties adjoining Graceland.

Graceland Operations cost of sales increased $0.3 million, or 10%, for the six months ended June 30, 2007 compared to 2006 due to increased retail operations revenue and higher costs based on exhibit attendance. Graceland Operations selling, general and administrative expenses increased $2.0 million due primarily to $0.6 million in increased professional services and costs associated with our new initiatives with Cirque du Soleil for the creation, development, production and promotion of touring and permanent shows, including a permanent Elvis Presley show at the MGM CityCenter hotel/casino in Las Vegas, $0.5 million of increased advertising, $0.4 million due to the impact of additional headcount added in 2007 and late 2006 and $0.5 million in costs to operate the newly acquired adjoining properties.

19 Entertainment

Revenue for 19 Entertainment was $90.0 million for the six months ended June 30, 2007, an increase of $16.1 million over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $7.8 million, were $60.2 million, an increase of $8.9 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the six months ended June 30, 2007 and 2006:

Six Months Ended June 30, 2007	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$47,371	$(9,590)	$37,781
Other IDOLS television programs (including license fees and sponsorship)	6,357	(146)	6,211
So You Think You Can Dance and other television productions	19,094	(16,158)	2,936
Recorded music, management clients and other	17,212	(5,782)	11,430

	$90,034	$(31,676)	$58,358
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(20,120)

OIBDAN			$38,238

OIBDAN			$38,238
Depreciation and amortization			(8,311)
Non-cash compensation			(119)

Operating income			$29,808

Six Months Ended June 30, 2006	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$35,072	$(6,782)	$28,290
Other IDOLS television programs (including license fees and sponsorship)	5,389	(62)	5,327
So You Think You Can Dance and other television productions	16,546	(14,054)	2,492
Recorded music, management clients and other	16,875	(8,822)	8,053

	$73,882	$(29,720)	$44,162
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(14,275)

OIBDAN			$29,887

OIBDAN			$29,887
Depreciation and amortization			(7,274)
Non-cash compensation			(100)

Operating income			$22,513

The revenue increase of $16.1 million in the six months ended June 30, 2007 over 2006 is primarily due to an increase in revenue for American Idol and So You Think You Can Dance and higher music royalties.

American Idol 6 aired 49 series hours in the U.S. in the six months ended June 30, 2007 while American Idol 5 aired 45 series hours in the U.S. in the comparable 2006 period. The additional hours of programming along with an increase in guaranteed license fees accounted for approximately $5.0 million of higher revenue in the six months ended June 30, 2007. Additionally, 19 Entertainment recognized an incremental $6.7 million in tape sales in the six months ended June 30, 2007 over the prior period reflecting higher fees and changes in the timing of tape sales, certain of which were recognized later in the year in 2006. Other IDOLS revenue increased $1.0 million primarily due to the timing of format sales. Revenue for So You Think You Can Dance increased due to the timing of and increase in tape sales and format fees. Music revenue also increased due to the timing and size of royalty income related to music artists.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $8.9 million in the six months ended June 30, 2007 over the prior period primarily due to higher costs associated with American Idol, including an online songwriting competition, So You Think You Can Dance tape sales and higher selling, general and administrative expenses, including increased employee expenses, offset by decreased music royalty expenses. Other costs of $0.4 million for the six months ended June 30, 2007 and 2006 represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $1.0 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment intangible assets are denominated in UK pound sterling and a full period of amortization of intangible assets in 2007 related to 19 Entertainment acquisitions in 2006.

Ali Business

The Ali Business contributed $3.3 million and $2.7 million in revenue for the six months ended June 30, 2007 and 2006. The revenue increase is primarily due to the inclusion of the full six month period in 2007 due to the acquisition of the Ali Business in April 2006. Operating expenses for the same periods were $1.9 million and $1.4 million, respectively. OIBDAN was $1.4 million and $1.3 million, respectively, for the six months ended June 30, 2007 and 2006.

Corporate and Other

MBST

MBST contributed $2.5 million and $3.8 million in revenue for the six months ended June 30, 2007 and 2006, respectively. The revenue decrease of $1.3 million is primarily due to fewer significant client projects compared to the prior year period. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.4 million and $0.3 million, respectively, were $3.2 million and $2.8 million, respectively. OIBDAN was $(0.2) million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $9.0 million and $7.4 million in the six months ended June 30, 2007 and 2006, respectively. The increase of $1.6 million reflects increased employee and legal costs.

Merger and distribution-related costs incurred in the six months ended June 30, 2007 of $2.8 million primarily include the costs of the Special Committee of the Board of Directors and its counsel, the cost of the fairness opinions and related legal and accounting costs.

During the six months ended June 30, 2006, the Company incurred $0.6 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Interest Income/Expense

The Company had interest expense of $1.6 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense in 2007 reflects costs associated with maintaining the Company’s revolving credit facility which was established in May 2006 as well as interest on the drawdown from the facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $1.0 million for each of the six months ended June 30, 2007 and 2006. 2007 reflects the $100 million of cash invested in FXLR, which earned interest for the month of June 2007. 2006 reflects higher levels of cash and cash equivalents from 2006 prior to the acquisition of the Ali Business in April 2006.

Other Income (Expense)

Other expense of $0.4 million for the six months ended June 30, 2007 relates primarily to the mark to market of the Riv Option. Other expense of $1.0 million for the six months ended June 30, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2007, the Company recorded a provision for income taxes of $13.9 million. The provision is comprised of $12.7 million, reflecting the Company’s estimated 2007 effective tax rate of 61.5%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, and a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State tax law.

For the six months ended June 30, 2006, the Company’s effective tax rate was 44.8%. The Company recorded a provision for income taxes of $8.7 million comprised of federal, state and local and foreign taxes.

The increase in the 2007 effective tax rate relates primarily to three items: 1) the Company consolidating the book loss from FXLR while only recognizing a tax benefit based on the Company’s actual ownership percentage in FXLR; 2) the non-deductibility of certain transaction costs related to the Company’s plan to become a private company; and 3) an increase in state and local taxes. While, the non-deductibility of certain transaction costs related to the Company’s plan to become a private company is not expected to be a recurring item, the increase related to FXLR is expected to recur so long as the Company consolidates FXLR. In addition to these items, the effective tax rate is higher than the federal statutory rate due to limitations on our utilization of foreign tax credits.

The Company anticipates that its effective tax rate for the quarter ended September 30, 2007 will increase as a result of FXLR acquiring the remaining 50% ownership interest in the Park Central Properties on July 6, 2007.

The Company, based on advice of tax counsel, has structured the distribution of the 25% interest in FXLR in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the six months ended June 30, 2007. As this was related to the purchase of 19 Entertainment Ltd., there was a decrease in the valuation allowance, offset by a decrease in goodwill of $2.2 million. In addition, the change in New York tax law resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company’s deferred tax liability and goodwill increased by $4.5 million during the six months ended June 30, 2007 as a result of the finalization of the Ali Business purchase price allocation.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions and recognized an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2007, the Company had accrued approximately $0.1 million for the payment of tax-related interest and penalties.

There are no federal, state or city audits in process as of June 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2003, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 12 months from the end of the accounting period to review and query each return.

Equity in Earnings (Losses) of Affiliates

The Company recorded $1.9 million of equity losses in unconsolidated affiliates for the six months ended June 30, 2007, which reflects the FXLR’s share of the loss in the Park Central Properties of $2.5 million and the Company’s share of the income in Beckham Brands of $0.6 million. The Company recorded $0.4 million of equity earnings in unconsolidated affiliates for the six months ended June 30, 2006, primarily reflecting the Company’s investment in Beckham Brands Limited.

Minority Interest

Net minority interest income of $1.3 million the six months ended June 30, 2007 comprises minority interest expense of $0.7 million to reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners, offset by $2.0 million of minority interest income reflecting the minority interest share of FXLR’s loss from the date of the Company’s investment (June 1, 2007) through June 30, 2007.

Minority interest expense of $0.7 million for the six months ended June 30, 2006 reflects the share in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Liquidity and Capital Resources

Revolving Credit Facility — On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly- owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXLR and the subsequent distribution to the Company’s stockholders of half of the Company’s equity interest in FXLR. As of June 30, 2007, the Company had drawn down $100 million on the Credit Facility, with the proceeds used for the FXLR Investment. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility will bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility will bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement was 6.86% as of June 30, 2007. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

FXLR Additional Financing — On June 1, 2007, FXLR obtained a $23 million loan from a financial institution, the proceeds of which were principally used to repay loans from Flag associated with funding the Riviera transactions. Mr. Sillerman has personally guaranteed the $23 million loan to FXLR. The note bears interest at LIBOR plus applicable margin of 250 basis points, which was 7.87% at June 30, 2007. The debt matures on the earlier of: (i) December 15, 2007; (ii) the day FXLR closes on an acquisition of the Riviera Hotel in Las Vegas; or (iii) on a date that FXLR elects not to pursue the acquisition of the Riviera Hotel.

Flag Promissory Notes — On June 1, 2007, FXLR issued a promissory note to Flag for $7.5 million, reflecting the non-refundable deposit made by Flag in May 2007 on behalf of FXLR in connection with the buyout of the remaining 50% of the entities that collectively own the Park Central Properties. The note bears interest at 12% per annum payable at March 31, 2008, the maturity date of the note. Also on June 1, 2007, FXLR issued a promissory note to Flag for $1.1 million, representing amounts owed to Flag related to funding for the Riv Option. The note bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and records interest expense accordingly.

Credit Suisse Loan — As of June 30, 2007, the entities that collectively own the Park Central Properties had $370 million of first and second lien term loans secured by the underlying properties.

Purchase of additional 50% interest in Park Central Properties — On July 6, 2007, FXLR acquired the 50% it did not own of the entities that collectively own the Park Central Properties. As a result of this purchase, FXLR now owns 100% of the entities that collectively own the Park Central Properties and will consolidate the operations beginning on July 6, 2007. The total consideration paid by FXLR for the remaining 50% interest in the Park Central Properties was $180 million, $7.5 million of which was an advance payment made in May 2007. The cash payment was funded by $92.5 million cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. After this transaction, the Park Central Properties have $475 million in first and second tier term loans secured by the underlying properties and were required as of the closing date to hold a certain amount of restricted cash (which was initially $74.1 million) to cover debt service commitments and pre-development expenses. The terms of the loans expire on July 5, 2008 but can be extended for up to two six month periods by FXLR. Interest rates on the loans are at Eurodollar rate plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at July 6, 2007 were 7.4%, 9.9% and 14.9%, respectively. FXLR and Flag have issued a joint and severable guarantee to the lenders to the entities that collectively own the Park Central Properties for any losses they incur as a result of certain circumstances including fraud or intentional misrepresentation by the borrowers, FXLR and Flag and gross negligence or willful misconduct by the borrowers. The loans on the Park Central Properties are not guaranteed by CKX.

The Company, FXLR and the entities that collectively own the Park Central Properties were in compliance with all loan covenants as of June 30, 2007.

FXLR has no history operating its business as an integrated company and has limited cash flow from existing operations. FXLR will need to secure additional financing, likely through debt and/or equity financings, to pay its existing obligations as they come due, including the payment of fees under the license agreements with subsidiaries of CKX. The successful implementation of its business plan, including the redevelopment of the Park Central Property, is also dependent on its ability to raise significant amounts of additional capital. There are no guarantees that FXLR will be able to secure such additional financing at all or on terms that are favorable to its business. FXLR was audited for the period from inception (May 11, 2007) to June 30, 2007 and the independent registered public accounting firm’s report includes an explanatory paragraph about FXLR’s ability to continue as a going concern. As previously noted, FXLR’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXLR successfully completing its rights offering or other capital event.

Cash Flows for the six months ended June 30, 2007 and 2006

Operating Activities

Net cash provided by operating activities was $14.9 million for the six months ended June 30, 2007, reflecting net income of $6.3 million, which includes depreciation and amortization expenses of $11.1 million and the impact of seasonal changes in working capital levels.

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2006 reflecting net income of $10.5 million, which includes depreciation and amortization expenses of $9.9 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $9.4 million for the six months ended June 30, 2007 primarily reflecting the transaction costs paid to date for the FXLR Investment of $0.3 million and capital expenditures of $9.1 million related primarily to the purchase of additional land adjacent to Graceland. The $100.0 million that the Company used for the FXLR Investment is not included on the condensed consolidated statement of cash flows as the Company acquired newly issued membership interests and consolidates FXLR.

Net cash used in investing activities was $19.3 million for the period ended June 30, 2006. Cash paid for the Ali Business, certain assets of a Las Vegas-based Elvis-themed museum and 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $58.0 million. The Company sold $42.6 million of marketable securities during the six months ended June 30, 2006. Capital expenditures of $3.9 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Financing Activities

Cash provided by financing activities was $97.7 million for the six months ended June 30, 2007. The Company borrowed $100.0 million under its revolving credit facility to fund the FXLR acquisition and received $0.2 million of net proceeds from warrant exercises. The Company made distributions to minority interest shareholders of $0.9 million, principal payments on notes payable of $0.6 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock. During the six months ended June 30, 2007, the Company made payments of $0.1 million for costs associated with amending the revolving credit facility.

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

Uses of Capital

At June 30, 2007, the Company had $134.7 million of debt outstanding, $140.4 million in cash and cash equivalents and $30.4 million in marketable securities. $100.0 million was used on July 6, 2007 to fund the purchase of the additional 50% interest in Park Central Properties by FXLR.

We believe that our current cash on hand together with the $50 million available under the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the each of the Presley Business and Ali Business and capital expenditures.

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2007, primarily for new computer equipment and leasehold improvements, will total approximately $1.0 million. This estimate excludes expenditures for the Company’s Cirque du Soleil and Graceland re-development projects, the timing and extent of which is not determinable at this time.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company.

FXLR intends to evaluate and pursue a retail, hotel, commercial and residential development project on the Park Central Properties. In addition, FXLR will pursue similar real estate and attraction based projects throughout the world, including the development of one or more hotels near by or contiguous to the Graceland property in Memphis, Tennessee. These capital expenditures cannot be estimated at this time, but will be significant and require FXLR to raise significant capital, likely through equity and debt offerings.

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

We have no intention of paying any cash dividends on our common stock for the foreseeable future.

Commitments and Contingencies

There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

A lawsuit was filed against the Company and its directors in New York State Court, New York County on June 1, 2007, the same day that the Company announced the Merger. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction. The complaint seeks to enjoin the transaction and compel the defendants (the Company and the members of its board of directors) to find alternate bidders to obtain the highest price for the Company. The complaint seeks no money damages, but does seek attorneys’ and experts’ fees and expenses.

On July 12, 2007, the Company filed a motion to dismiss the lawsuit on behalf of itself and the members of its board of directors on the grounds that the plaintiff and its attorneys failed to conduct any pre-filing investigation and that every element of relief sought by the complaint has already been addressed by the Company and is already being provided through several procedures implemented to maximize stockholder value, including, but not limited to (a) the inclusion in the Merger Agreement of a “go shop period,” a 45-day period during which a special committee of independent directors of the Company’s board of directors and its financial advisor were authorized to solicit competing proposals, and (b) an agreement between the Company and the holders of a substantial percentage of the Company’s outstanding shares of Common Stock, including the Company’s Chairman and Chief Executive Officer and other members of senior management, to vote for any superior proposal recommended by the special committee of the board of directors. The motion further notes that additional information will be forthcoming from the Company, including through the filing of a definitive proxy statement to be filed well in advance of any stockholder vote. The motion to dismiss argues that the terms of the transaction and the protections for the Company’s stockholders were described in detail the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007 and in the related press release which was filed as an exhibit to such Form 8-K, but were apparently ignored by the Plaintiff and its lawyers.

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

As previously described, Flag retains a $45 million preferred priority distribution right in FXLR, which amount will be payable upon the consummation of certain predefined capital transactions. Mr. Sillerman will be entitled to receive his pro rata participation of the $45 million priority distribution right held by Flag, when paid by FXLR, based on his ownership interest in Flag.

We expect to incur substantial additional legal and other costs related to the Merger.

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

Critical Accounting Policies

During the six months ended June 30, 2007, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company adopted the provisions of FIN 48, an interpretation of SFAS 109 on January 1, 2007.

The Company evaluated its investment to acquire a 50% interest in FXLR in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXLR does not meet the criteria to be a variable interest entity because FXLR shareholders absorb FXLR’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company has consolidated FXLR from the date of the Company’s investment (June 1, 2007) because it controls FXLR though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Mr. Robert F.X. Sillerman, in the Trusts and in Flag. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company has

consolidated FXLR based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own as of June 30, 2007. As of June 30, 2007, the Company accounts for its interest in the Park Central Properties under the equity method of accounting because it did not have control with its then 50% ownership interest. Effective July 6, 2007, with its purchase of the 50% of the entities that collectively own the Park Central Properties that it did not already own, FXLR will consolidate the Park Central Properties.

Marketable securities at June 30, 2007 are the Riv Shares owned by FXLR. These securities are available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be other than temporary are recognized currently in earnings. Fair value is determined by currently available market prices.

The Riv Option is classified as a derivative and included in other assets on the accompanying consolidated balance sheet. This security is categorized as a derivative in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and accordingly is carried at fair value with the unrealized gain or loss reported as a component of other income (expense). Fair value for the Riv Option approximates the fair value of the option using an option pricing model.

Off Balance Sheet Arrangements

As of June 30, 2007, we did not have any off balance sheet arrangements other than operating leases for facilities and equipment.

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

Interest Rate Risk

We had $134.7 million of total debt outstanding at June 30, 2007, of which $124 million was variable rate debt.

Any additional borrowings under the Company’s revolving credit facility commitment would also be variable rate debt and the Company would therefore have exposure to interest rate risk. Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the six months ended June 30, 2007 would have decreased by approximately $0.6 million.

The debt on the Park Central Properties, which will be consolidated as of July 6, 2007, also pays interest at variable rates. The subsidiaries of FXLR that collectively own the Park Central Properties have entered into interest rate cap agreements which cap the maximum base Eurodollar notes payable on the $475 million of outstanding loans at 5.50%. The base Eurodollar rate payable on the loans as of June 30, 2007 was 5.25%.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the six months ended June 30, 2007 would have decreased by approximately $1.7 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of June 30, 2007, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of June 30, 2007. This assessment excludes FXLR which we acquired on June 1, 2007 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The financial statements of this acquired business constitute 17% of total assets and have no impact on revenue of the consolidated financial statement amounts as of and for the six months ended June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting has occurred during the second quarter that have materially effected CKX’s internal controls over financial reporting except the Company’s acquisition of an interest FX Luxury Realty LLC. That entity and its subsidiaries, as a private company, did not have in place an effective system of internal control over financial reporting as required for public companies. The Company is in the process of assisting the entity in implementing such procedures. As the historical number of transactions — financial and otherwise — are not significant, this change is not expected to have a material affect on the registrant’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

A lawsuit was filed against the Company and its directors in New York State Court, New York County on June 1, 2007, the same day that the Company announced the Merger described above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Merger Agreement” and “Description of the Merger Offer”. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction. The complaint seeks to enjoin the transaction and compel the defendants (the Company and the members of its board of directors) to find alternate bidders to obtain the highest price for the Company. The complaint seeks no money damages, but does seek attorneys’ and experts’ fees and expenses.

On July 12, 2007, the Company filed a motion to dismiss the lawsuit on behalf of itself and the members of its board of directors on the grounds that the plaintiff and its attorneys failed to conduct any pre-filing investigation and that every element of relief sought by the complaint has already been addressed by the Company and is already being provided through several procedures implemented to maximize stockholder value, including, but not limited to (a) the inclusion in the Merger Agreement of a “go shop period,” a 45-day period during which a special committee of independent directors of the Company’s board of directors and its financial advisor were authorized to solicit competing proposals, and (b) an agreement between the Company and the holders of a substantial percentage of the Company’s outstanding shares of Common Stock, including the Company’s Chairman and Chief Executive Officer and other members of senior management, to vote for any superior proposal recommended by the special committee of the board of directors. The motion further notes that additional information will be forthcoming from the Company, including through the filing of a definitive proxy statement to be filed well in advance of any stockholder vote. The motion to dismiss argues that the terms of the transaction and the protections for the Company’s stockholders were described in detail the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007 and in the related press release which was filed as an exhibit to such Form 8-K.

In April 2007, FXLR, through its subsidiaries and affiliates (the “FXLR Parties”), commenced an action against the Riviera and its directors in U.S. District Court in the District of Nevada seeking, among other things, that the District Court (a) declare that the three-year disqualification period set forth in the Nevada Revised Statutes 78.438 does not apply to the FXLR Parties or the merger proposals made by such parties with respect to the Riviera and (b) declare that a voting limitation set forth in the Riviera’s Second Restated Articles of Incorporation does not apply to the FXLR Parties or to the common stock that is the subject of the Riv Option. The Riviera filed a counterclaim against the FXLR Parties in May 2007 seeking, among other things, that the District Court (a) declare that the FXLR Parties are, for purposes of the Nevada Revised Statutes, the beneficial owners of the stock that is the subject of the Riv Option; (b) declare that the three-year disqualification period set forth in the Nevada Revised Statutes 78.438 applies to such FXLR Parties; and (c) declare that a voting limitation in the Riviera’s Articles of Incorporation applies to the FXLR Parties and the common stock that is the subject of the Riv Option. On August 10, 2007, the District Court issued a summary judgment ruling from the bench. The District Court ruled that the three-year moratorium set forth in NRS 78.438 does not apply to the FXLR Parties. The District Court also ruled that the voting limitations set forth in the Riviera’s Second Restated Articles of Incorporation do not apply to the FXLR Parties. The District Court’s ruling is subject to entry of a formal order.

Item 4.	Submission of Matters to a Vote of Security Holders

Two proposals were submitted to a vote of, and approved by, the stockholders of the Company at an annual meeting of stockholders held on May 10, 2007. The first proposal was for the election of 12 directors to the Company’s board of directors and the second proposal was for the ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2007. Additional information about the proposals can be found in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2007.

Of the 97,051,551 shares of stock issued and outstanding and entitled to vote at the annual meeting, 90,356,894 shares were represented in person or by proxy, which constitutes approximately 93.1% of the total votes entitled to be cast at the meeting. Each share of common stock outstanding is entitled to one vote. Each share of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Sock is entitled to vote on an as converted basis, with each share entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1 — Election of Directors

	Number of	Number of
	Shares Voted for	Shares Withheld

Robert F.X. Sillerman	90,282,187	74,707
Michael G. Ferrel	89,830,831	526,063
Simon Fuller	90,279,622	77,272
Mitchell J. Slater	89,830,231	526,663
Howard J. Tytel	87,274,414	3,082,480
Edwin M. Banks	90,304,527	52,367
Edward Bleier	90,303,882	53,012
Jerry L. Cohen	90,304,727	52,167
Carl D. Harnick	89,778,288	578,606
Jack Langer	89,778,263	578,631
John D. Miller	90,136,391	220,503
Bruce Morrow	78,601,432	11,755,462

Proposal 2 — Ratification of the Appointment of Deloitte & Touche LLP to serve as the Company’s Independent Registered Public Accounting Firm for its fiscal year ending December 31, 2007.

For	Against	Abstain

90,181,362	150,091	25,441

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

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed June 1, 2007, and incorporated herein by reference). (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
2.2	Management Cooperation Agreement, dated as of June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto (Previously filed as Exhibit 2.2 to the Form 8-K filed June 1, 2007, and incorporated herein by reference).
2.3	Amendment, dated July 18, 2007, to the Management Cooperation Agreement, dated June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I to the Management Cooperation Agreement (Filed herewith).
2.4	Membership Interest Purchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., and Flag Luxury Properties, LLC (Previously filed as Exhibit 2.3 to the Form 8-K filed June 1, 2007, and incorporated herein by reference).
2.5	Amendment No. 1 dated as of June 18, 2007 to Membership Interest Purchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., and Flag Luxury Properties, LLC (Previously filed as Exhibit 2.1 to the Form 8-K filed June 18, 2007, and incorporated herein by reference).
2.6	Repurchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (Previously filed as Exhibit 2.4 to the Form 8-K filed June 1, 2007, and incorporated herein by reference).

Exhibit
No.	Description

2.7	Amendment No. 1 dated as of June 18, 2007 to Repurchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (Previously filed as Exhibit 2.2 to the Form 8-K filed June 18, 2007, and incorporated herein by reference).
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference).
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference).
4.1	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended September 30, 2005, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.3	Letter Agreement dated June 6, 2005, among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005 and incorporated herein by reference).
4.4	Registration Rights Agreement, dated February 7, 2005 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.5	Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of Common Stock of the Company (previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.6	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.1	License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Filed herewith).
10.2	License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

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
Vice President and Treasurer

DATE: August 14, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description

2.3	Amendment, dated July 18, 2007, to the Management Cooperation Agreement, dated June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I to the Management Cooperation Agreement.
10.1	License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007. (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
10.2	License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007. (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.