Form 10-Q
period 2007-09-30
CKX, Inc.
filed 2007-11-08
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 6, 2007, there were 97,220,927 shares of the registrant’s common stock outstanding.

Part I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2007 and December 31, 2006	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006 (as restated)	3
	Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2007 and 2006 (as restated)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006 (as restated)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4	Controls and Procedures	46

Part II	OTHER INFORMATION
Item 1	Legal Proceedings	46
Item 6	Exhibits	47
EX-2.4: AMENDED MEMBERSHIP INTEREST PURCHASE AGREEMENT
EX-10.1: AMENDED REVOLVING CREDIT AGREEMENT
EX-10.2: AMENDMENT NO. 2 TO THE REVOLVING CREDIT AGREEMENT
EX-10.3: AMENDMENT NO. 1 TO THE REVOLVING CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$48,712	$36,610
Receivables, net of allowance for doubtful accounts of $542 at September 30, 2007 and $457 at December 31, 2006	49,849	23,364
Due from related party	581	—
Inventories, net of allowance for obsolescence of $996 at September 30, 2007 and $636 at December 31, 2006	1,928	2,192
Prepaid expenses and other current assets	7,449	2,758
Prepaid income taxes	—	7,014
Deferred tax assets	1,158	760

Total current assets	109,677	72,698
Property and equipment — net	42,885	35,329
Receivables	1,813	1,274
Due from related party	6,000	—
Deferred production costs	640	—
Investment in FXRE	1,901	—
Other assets	20,708	20,394
Goodwill	151,195	143,946
Other intangible assets — net	188,131	199,805
Deferred tax assets	1,202	1,199

TOTAL ASSETS	$524,152	$474,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,124	$9,612
Accrued expenses	34,259	16,831
Current portion of long-term debt	652	631
Income taxes payable	10,869	—
Other current liabilities	293	497
Deferred revenue	6,956	12,492

Total current liabilities	61,153	40,063
Long-term liabilities:
Long-term debt	102,481	3,070
Deferred revenue	3,209	2,566
Other long-term liabilities	4,566	4,359
Deferred tax liabilities	24,931	26,623

Total liabilities	196,340	76,681

Minority interest	4,290	3,953
Redeemable restricted common stock — 1,672,170 shares outstanding at September 30, 2007 and December 31, 2006	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,398,757 and 94,237,075 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	954	942
Additional paid-in-capital	374,412	373,115
Accumulated deficit	(118,480)	(36,562)
Accumulated other comprehensive income	20,809	10,689

Total stockholders’ equity	300,520	371,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$524,152	$474,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months
	Three Months	Ended
	Ended	September 30,
	September 30,	2006
	2007	(as Restated)(1)
	(In thousands, except share and per share information)

Revenue	$99,069	$76,522
Operating expenses:
Cost of sales	43,566	34,356
Selling, general and administrative expenses	21,810	17,801
Corporate expenses	5,456	3,832
Depreciation and amortization	5,658	5,309
Merger and distribution-related costs	1,490	—
Acquisition-related costs	—	2,513
Other costs	884	489

Total operating expenses	78,864	64,300

Operating income	20,205	12,222
Interest income	545	138
Interest expense	(2,084)	(382)
Other expense	(8)	(861)

Income before income taxes, equity in earnings of affiliates and minority interest	18,658	11,117
Income tax expense	4,256	2,790

Income before equity in earnings of affiliates and minority interest	14,402	8,327
Equity in earnings of affiliates	514	296
Minority interest	(1,032)	(372)

Income from continuing operations	13,884	8,251
Discontinued operations	(7,451)	—

Net income	6,433	8,251
Dividends on preferred stock	(456)	(456)

Net income available to common shareholders	$5,977	$7,795

Basic and diluted income per share:
Income from continuing operations	$0.14	$0.09
Discontinued operations	(0.07)	—
Dividends on preferred stock	(0.01)	(0.01)

Basic and diluted income per share	$0.06	$0.08

Average number of common shares outstanding:
Basic	96,985,517	92,327,445
Diluted	97,087,081	96,096,416

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Nine Months
	Nine Months	Ended
	Ended	September 30,
	September 30,	2006
	2007	(as Restated)(1)
	(In thousands, except share and per share information)

Revenue	$220,998	$177,841
Operating expenses:
Cost of sales	80,035	68,093
Selling, general and administrative expenses	62,267	47,219
Corporate expenses	14,137	11,254
Depreciation and amortization	16,756	15,163
Merger and distribution-related costs	4,251	—
Acquisition-related costs	—	3,159
Other costs	1,249	904

Total operating expenses	178,695	145,792

Operating income	42,303	32,049
Interest income	1,088	1,125
Interest expense	(3,423)	(751)
Other expense	(17)	(1,893)

Income before income taxes, equity in earnings of affiliates and minority interest	39,951	30,530
Income tax expense	18,170	11,490

Income before equity in earnings of affiliates and minority interest	21,781	19,040
Equity in earnings of affiliates	1,115	724
Minority interest	(1,786)	(1,034)

Income from continuing operations	21,110	18,730
Discontinued operations	(8,430)	—

Net income	12,680	18,730
Dividends on preferred stock	(1,368)	(1,368)

Net income available to common stockholders	$11,312	$17,362

Basic income per share:
Income from continuing operations	$0.22	$0.20
Discontinued operations	(0.09)	—
Dividends on preferred stock	(0.01)	(0.01)

Basic income per share	$0.12	$0.19

Diluted income per share:
Income from continuing operations	$0.22	$0.19
Discontinued operations	(0.09)	—
Dividends on preferred stock	(0.01)	(0.01)

Diluted income per share	$0.12	$0.18

Average number of common shares outstanding:
Basic	96,865,595	92,252,617
Diluted	96,979,322	96,178,307

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Nine Months
	Nine Months	Ended
	Ended	September 30,
	September 30,	2006
	2007	(as Restated)(1)
	(In thousands)

Cash flows from operating activities:
Net income	$12,680	$18,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,756	15,163
Unrealized foreign currency gains and losses	1,249	1,893
Share-based payments	989	766
Equity in earnings of affiliates, net of cash received	971	—
Deferred income taxes	(6,567)	(4,775)
Non-cash interest expense	987	—
Provision for accounts receivable allowance	85	23
Provision for inventory allowance	361	262
Minority interest	1,786	1,034
Changes in operating assets and liabilities:
Receivables	(27,109)	(13,406)
Inventory	(97)	422
Prepaid expenses	(4,691)	(73)
Prepaid income taxes	7,014	—
Other assets	(664)	(3,776)
Accounts payable and accrued expenses	15,940	21,029
Deferred revenue	(4,893)	(6,356)
Income taxes payable	10,614	15,856
Other	(185)	(726)

Net cash provided by continuing operations	25,226	46,066
Cash from discontinued operations	8,430	—

Net cash provided by operating activities	33,656	46,066

Cash flows from investing activities:
Investment in and loan to FXRE	(108,307)	—
Purchases of businesses, net of cash acquired	—	(60,864)
Acquisition of certain assets of Elvis-themed museum	—	(3,928)
Proceeds from sale of marketable securities	—	42,625
Purchases of property and equipment	(9,428)	(8,756)
Other	(1,750)	—

Net cash used in investing activities	(119,485)	(30,923)

Cash flows from financing activities:
Borrowings under revolving credit facility for acquisition of FXRE	100,000	—
Debt issuance costs for amending the revolving credit facility	(92)	(3,118)
Proceeds from exercise of warrants	243	—
Distributions to minority interest shareholders	(1,450)	(1,473)
Principal payments on debt	(589)	(571)
Dividends paid on preferred stock	(1,368)	(1,368)

Net cash provided by (used in) financing activities	96,744	(6,530)

Effect of exchange rate changes on cash	1,187	3,602

Net increase in cash and equivalents	12,102	12,215

Cash and cash equivalents — beginning of period	36,610	36,979

Cash and cash equivalents — end of period	$48,712	$49,194

Supplemental cash flow data:
Cash paid during the period for:
Interest	$2,644	$334
Income taxes	6,061	2,029

(1)	See Note 1 to the Unaudited Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2007 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	93,159

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	2,278
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operation of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. On June 1, 2007, CKX, through two of its subsidiaries, granted exclusive licenses to FX Luxury Realty, LLC, a subsidiary of FX Real Estate and Entertainment Inc., to utilize Elvis Presley-related intellectual property and Muhammad Ali-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed and Muhammad Ali-themed real estate and attraction based properties around the world.

The financial information in this report for the three and nine months ended September 30, 2007 and 2006 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform to the Company’s current presentation.

On June 1, 2007, and as amended on August 1, 2007 and September 27, 2007, CKX entered into an agreement to be acquired by 19X, Inc., a company controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and Simon R. Fuller, a director of the Company and the Chief Executive Officer of the Company’s subsidiary, 19 Entertainment Limited. This transaction is described below in more detail under Note 2, titled “Merger Agreement.”

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended September 30, 2006, the Company’s management determined that certain foreign exchange losses on short-term intercompany loans were incorrectly recorded in accumulated other comprehensive income on the Company’s balance sheet rather than as a component of other income (expense). 19 Entertainment transferred cash generated from operations to the parent company at various times throughout 2006 through intercompany loans. The cash transfers were expected to be settled with the declaration of a dividend, which subsequently occurred in November 2006. The Company subsequently determined that the loans were not considered permanent under FASB No. 52, Foreign Currency Translation, and therefore the foreign currency movements on the loans prior to the date of the dividend declaration should have been recorded as a component of other income (expense).

The Company also determined that it was more appropriate to disclose operating-related foreign exchange gains and losses as a component of operating income rather than as a component of other income (expense) in its consolidated statement of operations which had been its practice in its 2006 interim financial statements. The Company therefore restated its financial information for the three and nine months ended September 30, 2006 to reflect this reclassification, which is consistent with how the Company reflected this in its Annual Report on

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Form 10-K for the year ended December 31, 2006. A summary of the significant effects of the restatement is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Previously		As Previously
Statement of Operations	Reported	As Restated	Reported	As Restated

Other costs	$—	$489	$—	$904
Total operating expenses	63,811	64,300	144,888	145,792
Operating income	12,711	12,222	32,953	32,049
Other income (expense)	(690)	(861)	(1,106)	(1,893)
Income before income taxes, equity in earnings of affiliates and minority interest	11,777	11,117	32,221	30,530
Income tax expense	2,956	2,790	12,115	11,490
Income before equity in earnings of affiliates and minority interest	8,821	8,327	20,106	19,040
Net income	8,745	8,251	19,796	18,730
Net income available to common stockholders	8,289	7,795	18,428	17,362
Basic income per common share	0.09	0.08	0.20	0.19
Diluted income per common share	0.09	0.08	0.19	0.18

	Nine Months Ended
	September 30, 2006
	As Previously
Statement of Cash Flows	Reported	As Restated

Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency gains and losses	$—	$1,893
Changes in operating assets and liabilities:
Income taxes payable	16,481	15,856
Other	(524)	(726)

2.	Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007 and September 27, 2007, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

If the Merger is completed, each share of CKX common stock will be converted into the right to receive a maximum of $13.75 in cash, without interest, subject to adjustment based on the average trading price of shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) as described below (the “Merger Consideration”).

Prior to and as a condition to the Merger, each CKX stockholder will receive two shares of common stock of FXRE for every 10 shares of CKX common stock owned on the record date for the distribution. The $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the Merger will be reduced by 7.5% of the average trading price of FXRE’s common stock during a 20-day trading period to be selected by the special committee of CKX’s board of directors. However, in no event will the per share purchase price for the Merger be reduced by an amount greater than $2.00 so that the minimum per share cash purchase price for each share of CKX common stock will be $11.75. The adjustment to the per share cash purchase price will only take place if FXRE’s common stock is listed and trading during the 20-trading day measurement period on a national securities exchange. FXRE has applied to have its shares of common stock listed on The NASDAQ Global Market. Further, under the terms of the merger agreement, the 20-trading day measurement period cannot include the first 20 days of trading of FXRE’s common stock on a national securities exchange and must end at least 30 days prior to the closing of the Merger.

FXRE has indicated that it intends to initiate a rights offering that will provide CKX stockholders with the right to acquire one additional share of FXRE common stock for every two shares of FXRE common stock received in the stockholder distribution described above. In the event that FXRE completes a rights offering at a price of $10 per share or greater and for total proceeds of not less than $90.0 million, the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the trading price of the FXRE common stock during the 20-trading day measurement period selected by the special committee.

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of the shares of FXRE (as described below) to CKX’s stockholders and stockholders of the Company holding no more than 7.5% of the outstanding Common Stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing, however, upon termination due to a failure of 19X to obtain necessary financing 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007, August 1, 2007 and September 27, 2007.

On November 8, 2007, 19X, Inc. (“19X”) delivered fully executed financing letters which provide for capital sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters.

3.	Transactions Involving FX Real Estate and Entertainment Inc. And FX Luxury Realty, LLC

During the nine months ended September 30, 2007, the Company engaged in a series of transactions with FXRE and FX Luxury Realty, LLC (“FXLR”), each of which is described below.

FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, referred to herein as the Park Central Property. The Park Central Property is currently

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

occupied by a motel and several commercial and retail tenants. FXRE intends to redevelop the Park Central Property into a hotel, casino, entertainment, retail, commercial and residential project, as contemplated by the license agreement described below. As described elsewhere herein, FXLR, recently entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc., and Muhammad Ali Enterprises LLC, an 80%- owned subsidiary of CKX, which allow FXLR to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. FXRE currently anticipates that the development of the Park Central Property will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants FXLR the right to develop one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee. In addition to the Park Central Property and the development of one or more Elvis Presley-themed hotels at or near Graceland in Memphis, Tennessee, FXRE intends to develop hotels and attractions worldwide, including Elvis Presley and Muhammad Ali themed projects pursuant to the aforementioned license agreements.

FXRE, through direct and indirect wholly owned subsidiaries, also owns 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado.

Investment in FX Luxury Realty

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FXLR. The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.0 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Park Central Property and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Park Central Property, closed on July 6, 2007.

License Agreements

Simultaneous with the CKX investment in FXLR, FXLR entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., an 85% owned subsidiary of CKX (“EPE”), granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXLR also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, an 80% owned subsidiary of CKX (the “Ali Business”), granting FXLR the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

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

For the period June 1 to September 30, 2007, FXLR recorded royalty expense of $5.7 million, representing four months of the 2007 guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue as, per the Company’s revenue recognition policy,

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

revenue from licensing activities is recognized only when all the conditions of a multiple-element arrangement are met. The FXLR royalty expense was eliminated in consolidation.

June Dividend

As a condition to the Merger Agreement as executed on June 1, 2007, CKX agreed to distribute to its stockholders one-half of the equity it purchased in FXLR through a distribution of shares of FXRE common stock (which shares would be received prior to the distribution through an exchange of FXLR interests for FXRE shares) to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the capital intensive development opportunities to be pursued by us in accordance with the terms of the license agreements described above.

On June 18, 2007, the Company declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of FXRE (the “June Dividend Shares”) payable to CKX stockholders as of the Record Date (as defined below). The dividend was valued at approximately $50.8 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs).

Following these transfers, CKX continued to own 25% of the outstanding common equity interests of FXLR but retained no interest in or control over the June Dividend Shares.

Reorganization of FX Luxury Realty into FX Real Estate and Entertainment

On September 26, 2007, CKX and other members of FXLR entered into a Contribution and Exchange Agreement pursuant to which each member of FXLR contributed its common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE. As a result of the reorganization, FXRE owns 100% of the outstanding common membership interests of FXLR. Immediately after the reorganization, FXRE was owned 25% by CKX, 25% by the CKX distribution trusts referenced above and 50% by Flag Luxury Properties, LLC (“Flag”).

Where appropriate, certain references to FXRE set forth in this Form 10-Q for the period prior to the reorganization described above refer to FXLR, its subsidiary and the company through which CKX held its direct interest at such time.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600bps and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan is secured by a pledge of $5.0 million of FXRE common stock held by Flag.

Additional FXRE Equity Investment

Also on September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of FXRE for a price of $1.5 million. The proceeds of this investment, together with an additional $0.5 million that was invested by Flag, will be used by FXRE for working capital and general corporate purposes.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Second FXRE Dividend

As a result of the reorganization and purchase of additional FXRE stock by CKX and Flag, CKX owned directly 25.5% of the outstanding common stock of FXRE on September 26, 2007. On September 27, 2007, pursuant to and in accordance with the amendment to the merger agreement dated September 27, 2007, CKX declared and transferred into trust for the benefit of its stockholders a dividend consisting of 23.5% of the shares of common stock of FXRE (the “Second Dividend Shares”). Upon declaration of the dividend, CKX irrevocably transferred and assigned the Second Dividend Shares to the new trust and thereafter retained no interest in or control over such shares. CKX did not declare a dividend or transfer into trust shares representing 2% of the outstanding shares of FXRE but intends to distribute such shares to its stockholders together with the distribution of the Second Dividend Shares and the June Dividend Shares. The Second Dividend Shares were valued at approximately $42.4 million leaving CKX with an investment of $1.9 million at September 30, 2007 representing its remaining 2% ownership interest in FXRE.

As a result of the distribution of the Second Dividend Shares, the June Dividend Shares and the 2% of FXRE common stock currently owned by CKX, CKX stockholders will receive two shares of FXRE common stock for every 10 shares of CKX common stock owned on the record date for the distribution, representing 50.25% of the outstanding common stock of FXRE. FXRE has filed a registration statement with the SEC to register the June Dividend Shares, the Second Dividend Shares and the 2% of shares retained by CKX. The record date for the distribution will be the date that is 10 days following the date on which the aforementioned registration statement is declared effective by the Securities and Exchange Commission (the “SEC”). The shares of common stock of FXRE will be delivered to each CKX stockholder of record on the Record Date on the date that is 20 days following effectiveness of the FXRE registration statement (the “Payment Date”).

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007 the Company accounts for its 2% ownership interest in FXRE under the equity method of accounting (due to its continuing involvement and influence on FXRE) and no longer consolidates FXRE. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial of Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

FXRE accounted for its ownership interest in the Metroflag Entities under the equity method of accounting through July 6, 2007 because it did not have control with its then 50% ownership interest. Effective July 7, 2007, with its purchase of the 50% of the Metroflag Entities that it did not already own, FXRE began consolidating the results of the Metroflag Entities.

FXLR was audited for the period from inception (May 11, 2007) to June 30, 2007 and the independent registered public accounting firm’s report includes an explanatory paragraph about FXLR’s ability to continue as a going concern. FXLR’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully completing its planned rights offering or other capital event.

The Repurchase Agreement

CKX, FXRE, FX Luxury Realty, Flag Luxury Properties, Robert F.X. Sillerman, Paul Kanavos and Brett Torino are parties to a Repurchase Agreement dated June 1, 2007, as amended on June 18, 2007 and September 27, 2007. The purpose of the repurchase agreement is to ensure the value of CKX’s investment in FXRE under certain limited circumstances. Specifically, if none of certain specified events designed to establish the value of the FXRE

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

investment at the original purchase price paid by CKX have occurred prior to the second anniversary of the date of the completion of the distribution, Flag Luxury Properties, Messrs. Sillerman, Torino and Kanavos shall be required to contribute such number of shares of FXRE common stock back to FXRE as would result in the shares held by the CKX stockholders being worth the aforementioned purchase price paid by CKX. Upon distribution of its shares of FXRE common stock to its members, neither Flag Luxury Properties nor its members (other than Messrs. Sillerman, Kanavos and Torino) will be subject to the obligations of the repurchase agreement.

Affiliated Elements of Transaction

Robert F.X. Sillerman, the Chairman and Chief Executive Officer of the Company, owns, directly and indirectly, an approximate 29% interest in Flag, which owns 49.75% of the outstanding common stock of FXRE. Flag also retains a $45 million priority preferred distribution right with respect to FXLR, payable in connection with CKX’s June 1, 2007 investment in FXLR, that is payable out of the proceeds of certain defined capital events. The preferred distribution right has been recorded as equity by FXRE. Based on his ownership interests in Flag, Mr. Sillerman will be entitled to receive his pro rata participation of the $45 million priority distribution right held by Flag, when paid by FXRE. In addition, Mr. Sillerman has provided a personal guarantee for a $23 million loan to FXLR. In addition, Flag has pledged $5.0 million of its FXRE stock as security for the $7.0 million line of credit from CKX to FXRE.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with Parent or Merger Sub, who abstained) unanimously approved the Merger Agreement, the Merger and the FXLR Investment. In addition, the Special Committee, acting on authority granted to it by the Board of Directors, unanimously approved the Additional FXRE Equity Investment and the FXRE Loan. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered opinions to the Special Committee and the board of directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s Common Stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with Parent) and the terms of the FXLR Investment and the licenses were fair to the holders of the Company’s common stock (other than holders of Common Stock that are affiliated with Parent) from a financial point of view. In addition, the terms of the license agreements were approved by the minority equity owners of EPE and the Ali Business.

The Company’s board of directors, acting upon the unanimous recommendation of the Special Committee, has (except for directors affiliated with 19X or 19X Acquisition Corp., who abstained) unanimously approved the Amendment and recommended that CKX’s stockholders adopt the Merger Agreement and approve the Merger. On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).

Shared Services Agreements

FXRE will be hiring employees in the near future to undertake its operations and provide the support services necessary to operate as an independent and future public company. In the meantime, CKX and Flag have negotiated shared service agreements to provide necessary services. For the three and nine month periods ended September 30, 2007, CKX has billed FXRE $0.2 million and $0.3 million, respectively, and Flag has billed FXRE $0.3 million and $0.4 million, respectively, for professional services, primarily accounting and legal services.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Accounting Policies

During the nine months ended September 30, 2007, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006 .

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. See Note 10.

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXRE does not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company consolidated FXRE based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own through the date of the September dividend. Through July 6, 2007, FXRE accounted for its interest in the Metroflag Entities under the equity method of accounting because it did not have control with its then 50% ownership interest. Subsequent to July 6, 2007 (the date of the purchase of the 50% of the entities that collectively own the Park Central Property that it did not already own) through the date of the September dividend, FXRE consolidated the Metroflag Entities. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, CKX ownership interest was reduced to 2% of the outstanding equity of FXRE. CKX accounts for its remaining investment in FXRE under the equity method of accounting (due to its continuing involvement and influence on FXRE) and no longer consolidates FXRE.

Discontinued Operations

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounts for its 2% ownership interest under the equity method of accounting due to its continuing involvement and influence on FXRE. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial of Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The results of operations presented as discontinued operations for the three ended September 30, 2007 and the period from June 1, 2007 to September 30, 2007 are summarized below ( in thousands):

	Three Months	Period from
	Ended	June 1, 2007 to
	September 30,	September 30,
	2007	2007

Revenue	$1,346	$1,346
Total costs and expenses, net of minority interest share	(8,283)	(6,802)
Equity in losses of unconsolidated subsidiaries	(514)	(2,974)
Income taxes	—	—

Discontinued operations, net of income taxes	$(7,451)	$(8,430)

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$6,433	$8,251	$12,680	$18,730
Other comprehensive income:
Foreign currency translation adjustments	5,009	6,674	10,120	17,953

Comprehensive income	$11,442	$14,925	$22,800	$36,683

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. As a result, 2,075,317 and 1,955,817 shares are excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic common shares outstanding (including redeemable restricted common stock)	96,985,517	92,327,445	96,865,595	92,252,617
Incremental shares for assumed exercise of warrants and stock options	101,564	3,768,971	113,727	3,925,690

Diluted common shares outstanding (including redeemable restricted common stock)	97,087,081	96,096,416	96,979,322	96,178,307

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets and Goodwill

Intangible assets as of September 30, 2007 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	12.3 years	$28,900	$(4,924)	$23,976
Other Presley intangible assets	14.4 years	13,622	(3,671)	9,951
19 Entertainment IDOLS television programming, merchandising and sponsorship contracts	4.5 years	82,944	(28,706)	54,238
19 Entertainment other artist management, recording, merchandising, and sponsorship contracts	1.7 years	17,120	(10,592)	6,528
MBST artist contracts, profit participation rights and other intangible assets	4.1 years	4,270	(1,596)	2,674

		$146,856	$(49,489)	$97,367

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property				$90,764

Intangible assets as of December 31, 2006 consist of (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(3,466)	$25,434
Other Presley intangible assets	13,622	(2,715)	10,907
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	79,340	(18,812)	60,528
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,054	(7,126)	8,928
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,026)	3,244

	$142,186	$(33,145)	$109,041

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property			$90,764

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Amortization expense for definite lived intangible assets was $14.8 million and $13.5 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, projected future amortization expense of definite lived intangible assets is as follows:

(In thousands)

For the remaining three months of 2007	$4,900
For the years ending December 31,
2008	18,600
2009	16,900
2010	16,100
2011	15,000

Goodwill as of September 30, 2007 consists of (dollar amounts in thousands):

		2007
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	September 30,
	2006	Adjustment	Adjustments	2007

Presley royalties and licensing	$2,432	$—	$—	$2,432
Presley Graceland operations	7,675	—	—	7,675
19 Entertainment	123,742	5,541	(2,766)	126,517
MBST	10,097	—	—	10,097
Ali Business	—	—	4,474	4,474

Total	$143,946	$5,541	$1,708	$151,195

The implementation of FIN 48 resulted in an increase in goodwill of $0.2 million as of January 1, 2007. The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $3.0 million in the nine months ended September 30, 2007. The finalization of the Company’s purchase price allocation for the Ali Business resulted in a $4.5 million increase in goodwill and a corresponding increase to deferred tax liabilities in the nine months ended September 30, 2007.

8.	Debt

At September 30, 2007, the Company had $2.8 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum, and $0.4 million outstanding under a note issued in conjunction with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. On June 1, 2007, the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of half of the Company’s equity interest in FXRE. As of September 30, 2007, the Company had drawn down $100.0 million on the Credit Facility and used the proceeds for the investment in FXRE. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100.0 million outstanding at September 30, 2007 bears interest at LIBOR plus 150 basis points; the effective interest rate is 7.20% at September 30, 2007. The Company paid $0.1 million of fees in connection with amending the revolving credit agreement. Deferred financing fees are included in other assets on the accompanying consolidated balance sheet and will be amortized over the

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

remaining term of the agreement, which ends on May 24, 2011. On September 27, 2007 the Company amended the Credit Facility to permit the distribution of its remaining shares in FXRE to CKX stockholders.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all loan covenants as of September 30, 2007.

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600bps and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan is secured by a pledge of $5.0 million of FXRE common stock held by Flag.

9.	Stockholders’ Equity

During the nine months ended September 30, 2007, 1,096,377 warrants with an exercise price of $2.00 per share were exercised. Of these, warrants representing 121,314 shares of common stock were exercised for cash resulting in cash proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a net cash settlement feature which resulted in the issuance of 813,227 shares of common stock. During the nine months ended September 30, 2007, 500,000 warrants with an exercise price of $10.00 per share were exercised pursuant to a net cash settlement feature which resulted in the issuance of 147,348 shares of common stock.

10.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2007, the Company recorded a provision for income taxes of $18.2 million. The provision is comprised of $19.1 million, reflecting the Company’s estimated 2007 effective tax rate of 47.8%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate due to a change in New York State Tax law, a third quarter benefit of $0.9 million related to a change in the deferred taxes effective tax rate due to changes in the United Kingdom and Michigan tax laws and a third quarter benefit of $1.2 million related to the filing of the 2006 federal tax return.

For the nine months ended September 30, 2006, the Company’s effective tax rate was 37.6%. The Company recorded a provision for income taxes of $11.5 million comprised of federal, state and local and foreign taxes.

For the three months ended September 30, 2007, the Company recorded a provision for income taxes of $4.3 million. The provision is comprised of $6.4 million reflecting an effective tax rate for the quarter of 34.2%, offset by a benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws and a benefit of $1.2 million related to the filing of the 2006 federal tax return.

For the three months ended September 30, 2006, the Company’s effective tax rate was 25.1%. The Company recorded a provision for income taxes of $2.8 million comprised of federal, state and local and foreign taxes.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The increase in the 2007 effective tax rate as compared with the 2006 effective tax rate of the same period relates primarily to: 1) the non-deductibility of certain transaction costs related to the Company’s plan to become a private company, 2) the foreign exchange gain on the repatriation of cash from the United Kingdom to the United States and 3) no reduction to the valuation allowance, offset by 1) the Company realizing a greater foreign tax credit to offset its foreign taxes and 2) lower state and local taxes.

The decrease in the effective tax rate from the second quarter to the third quarter relates primarily to the Company recharacterizing the loss from FXRE from pre-tax net income to discontinued operations.

The Company, based on advice of tax counsel, structured the distribution of its interest in FXRE in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined, the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the nine months ended September 30, 2007. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill of $3.0 million. In addition, the change in the New York, Michigan and United Kingdom tax laws resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. The Company accrued $0.2 million of penalties during the third quarter. As of September 30, 2007, the Company had accrued approximately $0.3 million for the payment of tax-related interest and penalties.

New York State has commenced an audit of 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. Aside from New York State, there are no other federal, state or city audits in process as of September 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2004. HMRC usually has 24 months from the end of the accounting period to review and query each return. The 2006 tax return is expected to be filed during the fourth quarter of 2007.

11.	Commitments and Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

On July 12, 2007, the Company filed a motion to dismiss the lawsuit on behalf of itself and the members of its board of directors on the grounds that the plaintiff and its attorneys failed to conduct any pre-filing investigation and that every element of relief sought by the complaint has already been addressed by the Company and is already being provided through several procedures implemented to maximize stockholder value, including, but not limited to (a) the inclusion in the Merger Agreement of a “go shop period,” a 45-day period during which a special committee of independent directors of the Company’s board of directors and its financial advisor were authorized to solicit competing proposals, and (b) an agreement between the Company and the holders of a substantial percentage of the Company’s outstanding shares of Common Stock, including the Company’s Chairman and Chief Executive Officer and other members of senior management, to vote for any superior proposal recommended by the special committee of the board of directors. The motion further notes that additional information will be forthcoming from the Company, including through the filing of a definitive proxy statement to be filed well in advance of any stockholder vote. The motion to dismiss argues that the terms of the transaction and the protections for the Company’s stockholders were described in detail the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007 and in the related press release which was filed as an exhibit to such Form 8-K. At a hearing on September 20, 2007, the court granted the motion to dismiss and dismissed the complaint. The plaintiff’s time to file a notice of appeal from such dismissal expires on November 5, 2007.

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

12.	Segment Information

As of September 30, 2007, the Company has four reportable segments included in continuing operations: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. The operating results of MBST are reported as part of Corporate and Other for segment purposes. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the condensed consolidated financial statements. The results of the FXRE, including the Metroflag Entities, which were previously reflected in equity of earnings of affiliates from the date of

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the Company’s investment (June 1, 2007) through September 30, 2007 and included in FXRE’s consolidated results after FXRE’s purchase of the remaining 50% interest in the Metroflag Entities on July 6, 2007, are reflected as part of discontinued operations (see Note 4).

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

	Presley Business
	Royalties and	Graceland	19		Corporate
Segment Information	Licensing	Operations	Entertainment	Ali Business	and Other	Total
	(Amounts in thousands)

Three months ended September 30, 2007:
Revenue	$5,097	$15,923	$75,172	$1,345	$1,532	$99,069

Operating income (loss)	$2,362	$4,245	$20,035	$441	$(6,878)	$20,205

Depreciation and amortization	$645	$534	$4,237	$15	$227	$5,658

OIBDAN	$3,013	$4,801	$24,338	$460	$(6,414)	$26,198

Three months ended September 30, 2006:
Revenue	$2,688	$11,269	$61,075	$617	$873	$76,522

Operating income (loss)	$811	$2,436	$15,764	$90	$(6,879)	$12,222

Depreciation and amortization	$645	$507	$3,900	$32	$225	$5,309

OIBDAN	$1,459	$2,957	$19,724	$127	$(6,467)	$17,800

Nine months ended September 30, 2007:
Revenue	$14,189	$32,916	$165,206	$4,638	$4,049	$220,998

Operating income (loss)	$4,954	$4,671	$49,843	$1,845	$(19,010)	$42,303

Depreciation and amortization	$1,936	$1,552	$12,548	$37	$683	$16,756

OIBDAN	$6,912	$6,274	$62,576	$1,894	$(17,608)	$60,048

Nine months ended September 30, 2006:
Revenue	$9,303	$25,644	$134,957	$3,283	$4,654	$177,841

Operating income (loss)	$3,855	$2,656	$38,277	$1,335	$(14,074)	$32,049

Depreciation and amortization	$1,936	$1,343	$11,174	$63	$647	$15,163

OIBDAN	$5,801	$4,027	$49,611	$1,403	$(12,864)	$47,978

Asset Information:
Segment assets at September 30, 2007	$73,057	$69,201	$246,578	$60,347	$74,969	$524,152

Segment assets at December 31, 2006	$73,705	$62,440	$222,122	$54,806	$61,572	$474,645

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

OIBDAN	$26,198	$17,800	$60,048	$47,978
Depreciation and amortization	(5,658)	(5,309)	(16,756)	(15,163)
Non-cash compensation	(335)	(269)	(989)	(766)
Interest income	545	138	1,088	1,125
Interest expense	(2,084)	(382)	(3,423)	(751)
Equity in earnings (loss) of affiliates	514	296	1,115	724
Other income (expense)	(8)	(861)	(17)	(1,893)
Income tax expense	(4,256)	(2,790)	(18,170)	(11,490)
Minority interest	(1,032)	(372)	(1,786)	(1,034)
Discontinued operations	(7,451)	—	(8,430)	—

Net income	$6,433	$8,251	$12,680	$18,730

13.	Related Party Transactions

Notes 2, 3 and 8 disclose all of the Company’s related party relationships and transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; licensing and merchandising; artist management; themed attractions and touring/live events. On June 1, 2007, CKX, through two of its subsidiaries, granted exclusive licenses to FX Luxury Realty, LLC, a subsidiary of FX Real Estate and Entertainment Inc., to utilize Elvis Presley-related intellectual property and Muhammad Ali-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed and Muhammad Ali-themed real estate and attraction based properties around the world.

The Company owns an 85% interest in the Presley Business. The former owner of the Presley Business maintains a 15% interest in the business, is entitled to certain future distributions and has other contractual rights. The Company owns an 80% interest in the Ali Business. The former owner of the Ali Business maintains a 20% interest in the business and is entitled to certain future distributions and has other contractual rights.

Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007 and September 27, 2007, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

If the Merger is completed, each share of CKX common stock will be converted into the right to receive a maximum of $13.75 in cash, without interest, subject to adjustment based on the average trading price of shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) as described below (the “Merger Consideration”).

Prior to and as a condition to the Merger, each CKX stockholder will receive two shares of common stock of FXRE for every 10 shares of CKX common stock owned on the record date for the distribution. The $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the Merger will be reduced by 7.5% of the average trading price of FXRE’s common stock during a 20-day trading period to be selected by the special committee of CKX’s board of directors. However, in no event will the per share purchase price for the Merger be reduced by an amount greater than $2.00 so that the minimum per share cash purchase price for each share of CKX common stock will be $11.75. The adjustment to the per share cash purchase price will only take place if FXRE common stock is listed and trading during the 20-trading day measurement period on a national securities exchange. FXRE has applied to have its shares of common stock listed on The NASDAQ Global Market. Further, under the terms of the merger agreement, the 20-trading day measurement period cannot include the first 20 days of trading of FXRE’s common stock on a national securities exchange and must end at least 30 days prior to the closing of the Merger.

FXRE has indicated that it intends to initiate a rights offering that will provide CKX stockholders with the right to acquire one additional share of FXRE common stock for every two shares of FXRE common stock received in the stockholder distribution described above. In the event that FXRE completes a rights offering at a price of $10 per share or greater and for total proceeds of not less than $90.0 million, the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the trading price of the FXRE common stock during the 20-trading day measurement period selected by the special committee.

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of the shares of common stock of FXRE (as described below) to CKX’s stockholders and stockholders of the Company holding no more than 7.5% of the outstanding Common Stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing, however, upon termination due to a failure of 19X to obtain necessary financing 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007, August 1, 2007 and September 27, 2007.

On November 8, 2007, 19X, Inc. delivered fully executed financing letters which provide for capital sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters.

Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

Investment in FX Luxury Realty

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FXLR. The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.0 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Park Central Property. and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Park Central Property, closed on July 6, 2007.

License Agreements

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

For the period June 1 to September 30, 2007, FXLR recorded royalty expense of $5.7 million, representing four months of the 2007 guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue as, per the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all the conditions of a multiple-element arrangement are met. The FXLR royalty expense was eliminated in consolidation.

June Dividend

As a condition to the Merger Agreement as executed on June 1, 2007, CKX agreed to distribute to its stockholders one-half of the equity it purchased in FXLR through a distribution of shares of FXRE common stock (which shares would be received prior to the distribution through an exchange of FXLR interests for FXRE shares) to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the capital intensive development opportunities to be pursued by us in accordance with the terms of the license agreements described above.

On June 18, 2007, the Company declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of FXRE (the “June Dividend Shares”) payable to CKX stockholders as of the Record Date (as defined below). The dividend was valued at approximately $50.8 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs).

Following these transfers, CKX continued to own 25% of the outstanding common equity interests of FXLR but retained no interest in or control over the June Dividend Shares.

Reorganization of FX Luxury Realty into FX Luxury Real Estate and Entertainment

On September 26, 2007, CKX and other members of FXLR entered into a Contribution and Exchange Agreement pursuant to which each member of FXLR contributed its common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE. As a result of the reorganization, FXRE owns 100% of the outstanding common membership interests of FXLR. Immediately after the reorganization, FXRE was owned 25% by CKX, 25% by the CKX distribution trusts and 50% by Flag Luxury Properties, LLC (“Flag”).

Where appropriate, certain references to FXRE set forth in this Form 10-Q for the period prior to the reorganization described above refer to FXLR, its subsidiary and the company through which CKX held its direct interest at such time.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600bps and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan is secured by a pledge of $5.0 million of FXRE common stock held by Flag.

Additional FXRE Equity Investment

Also on September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of FXRE for a price of $1.5 million. The proceeds of this investment, together with an additional $0.5 million that was invested by Flag, will be used by FXRE for working capital and general corporate purposes.

Second FXRE Dividend

As a result of the reorganization and purchase of additional FXRE stock by CKX and Flag, CKX owned directly 25.5% of the outstanding common stock of FXRE on September 26, 2007. On September 27, 2007, pursuant to and in accordance with the amendment to the merger agreement dated September 27, CKX declared and transferred into trust for the benefit of its stockholders a dividend consisting of 23.5% of the shares of common stock of FXRE (the “Second Dividend Shares”). Upon declaration of the dividend, CKX irrevocably transferred and assigned the Second Dividend Shares to the new trust and thereafter retained no interest in or control over such shares. CKX did not declare a dividend or transfer into trust shares representing 2% of the outstanding shares of FXRE but intends to distribute such shares to its stockholders together with the distribution of the Second Dividend Shares and the June Dividend Shares. The Second Dividend Shares were valued at approximately $42.4 million leaving CKX with an investment of $1.9 million at September 30, 2007 representing its remaining 2% ownership interest in FXRE.

As a result of the distribution of the Second Dividend Shares, the June Dividend Shares and the 2% of FXRE common stock currently owned by CKX, CKX stockholders will receive two shares of FXRE common stock for every 10 shares of CKX common stock owned on the record date for the distribution, representing 50.25% of the outstanding common stock of FXRE. FXRE has filed a registration statement with the SEC to register the June Dividend Shares, the Second Dividend Shares and the 2% of shares retained by CKX. The record date for the distribution will be the date that is 10 days following the date on which the aforementioned registration statement is declared effective by the Securities and Exchange Commission (the “SEC”). The shares of common stock of FXRE will be delivered to each CKX stockholder of record on the Record Date on the date that is 20 days following effectiveness of the FXRE registration statement (the “Payment Date”).

Accounting for the Investment and Distributions

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounts for its 2% ownership interest in FXRE under the equity method of accounting due to its continuing involvement and influence on FXRE. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial of Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

FXRE accounted for its ownership interest in the Metroflag Entities under the equity method of accounting through July 6, 2007 because it did not have control with its then 50% ownership interest. Effective July 7, 2007, with its purchase of the 50% of the Metroflag Entities that it did not already own, FXRE began consolidating the results of the Metroflag Entities.

FXLR was audited for the period from inception (May 11, 2007) to June 30, 2007 and the independent registered public accounting firm’s report includes an explanatory paragraph about FXLR’s ability to continue as a going concern. FXLR’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully completing its rights offering or other capital event.

Affiliated Elements of Transaction

Robert F.X. Sillerman, the Chairman and Chief Executive Officer of the Company, owns, directly and indirectly, an approximate 29% interest in Flag, which owns 49.75% of the outstanding common stock of FXRE. Flag also retains a $45 million priority preferred distribution right with respect to FXLR, payable in connection with CKX’s June 1, 2007 investment in FXLR, that is payable out of the proceeds of certain defined capital events. The preferred distribution right has been recorded as equity by FXRE. Based on his ownership interests in Flag, Mr. Sillerman will be entitled to receive his pro rata participation of the $45 million priority distribution right held by Flag, when paid by FXRE. In addition, Mr. Sillerman has provided a personal guarantee for a $23 million loan to FXLR. In addition, Flag has pledged $5.0 million of its FXRE stock as security for the $7.0 million line of credit from CKX to FXRE.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with Parent or Merger Sub, who abstained) unanimously approved the Merger Agreement, the Merger and the FXLR Investment. In addition, the Special Committee, acting on authority granted to it by the Board of Directors, unanimously approved the Additional FXRE Equity Investment and the FXRE Loan. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered opinions to the Special Committee and the board of directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s Common Stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with Parent) and the terms of the FXLR Investment and the licenses were fair to the holders of the Company’s common stock (other than holders of Common Stock that are affiliated with Parent) from a financial point of view. In addition, the terms of the license agreements were approved by the minority equity owners of EPE and the Ali Business.

The Company’s board of directors, acting upon the unanimous recommendation of the Special Committee, has (except for directors affiliated with 19X or 19X Acquisition Corp., who abstained) unanimously approved the Amendment and recommended that CKX’s stockholders adopt the Merger Agreement and approve the Merger. On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).

Shared Services Agreements

FXRE will be hiring employees in the near future to undertake its operations and provide the support services necessary to operate as an independent and future public company. In the meantime, CKX and Flag have negotiated shared service agreements to provide necessary services. For the period three and nine month periods ended September 30, 2007, CKX has billed FXRE $0.2 million and $0.3 million, respectively, and Flag has billed FXRE $0.3 million and $0.4 million, respectively, for professional services, primarily accounting and legal services.

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

19 Entertainment

19 Entertainment generates revenue from the creation, production and management of entertainment properties. Our primary revenue sources include production and license fees and related ratings and rankings bonuses from television programs, and royalties from the sale of recorded music by artists signed to our record label. We also derive revenue from the sale of merchandise, sponsorships and tours based on our television programs and recorded music artists, and fee income from management clients.

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

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses and from memorabilia signings by Mr. Ali. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content. Most of our revenue sources are dependant upon the public’s continued interest in Muhammad Ali and associated intellectual property. We also generate revenue from collectible memorabilia signed by Muhammad Ali. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results tables for the three and nine months ended September 30, 2007 and 2006.

Consolidated Operating Results Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$99,069	$76,522	$22,547
Operating expenses	78,864	64,300	14,564
Operating income	20,205	12,222	7,983
Income tax expense	4,256	2,790	1,466
Income from continuing operations	13,884	8,251	5,633
Net income	6,433	8,251	(1,818)

Operating income	20,205	12,222	7,983
Depreciation and amortization	5,658	5,309	349
Non-cash compensation	335	269	66

OIBDAN	$26,198	$17,800	$8,398

Revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming and related licensing initiatives, primarily related to American Idol, and the Presley Business, which benefited from an increase in attendance at Graceland. Higher operating expenses for the three months ended September 30, 2007 resulted from higher overall costs at 19 Entertainment and the Presley Business to support revenue growth, higher corporate expenses and merger and distribution-related expenses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$5,097	$2,688	$2,409
Cost of sales	(438)	(7)	431
Selling, general and administrative expense, excluding non-cash compensation	(1,646)	(1,222)	424

OIBDAN	$3,013	$1,459	$1,554

OIBDAN	$3,013	$1,459	$1,554
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(6)	(3)	3

Operating income	$2,362	$811	$1,551

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $1.3 million and increased licensing royalties of $1.1 million, principally television and film, merchandise and publishing licensing. Royalties and licensing cost of sales increased $0.4 million due to costs of the DVD box set. Royalties and licensing selling, general and administrative expenses increased $0.4 million due to advertising and marketing costs of the DVD box set.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2007 and 2006:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$15,923	$11,269	$4,654
Cost of sales	(3,650)	(2,091)	1,559
Selling, general and administrative expense, excluding non-cash compensation	(7,472)	(6,221)	1,251

OIBDAN	$4,801	$2,957	$1,844

OIBDAN	$4,801	$2,957	$1,844
Depreciation and amortization	(534)	(507)	27
Non-cash compensation	(22)	(14)	8

Operating income	$4,245	$2,436	$1,809

Tour and exhibit revenue of $5.2 million in the three months ended September 30, 2007 accounted for $0.5 million of the increase in Graceland Operations revenue. This increase resulted from a 10.6% increase in attendance to 209,346 in 2007 from 189,279 in 2006. 2007 attendance was higher due in part to a significant increase in visitors in August for the commemoration of the 30th anniversary of Elvis Presley’s death. Retail operations revenue of $6.3 million for the three months ended September 30, 2007 accounted for $1.8 million of the overall increase in revenue due to the increase in attendance and significant increase in per visitor spending principally related to the 30th anniversary events. Total per visitor spending increased 31.2%.

Other revenue of $4.4 million increased by $2.4 million in the three months ended September 30, 2007 over the prior year primarily due to $2.0 million of revenue related to 30th anniversary events, including the Elvis 30th anniversary concert, and higher hotel and rental revenue, including revenue from newly purchased additional properties adjoining Graceland.

Graceland Operations cost of sales increased by $1.6 million or 76% for the three months ended September 30, 2007 compared to 2006 due to the production of the 30th anniversary concert of $0.8 million and higher costs to support increased attendance. Graceland Operations selling, general and administrative expenses increased $1.3 million due primarily to $0.4 million of costs related to 30th anniversary events, $0.2 million of increased advertising, $0.4 million due to the impact of additional headcount added in 2007 and late 2006 and $0.3 million in costs to operate the newly acquired adjoining properties.

19 Entertainment

Revenue for 19 Entertainment was $75.2 million for the three months ended September 30, 2007, an increase of $14.1 million over the prior period. Operating expenses for 19 Entertainment, including amortization of intangible assets of $4.0 million, were $55.1 million, an increase of $9.8 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended September 30, 2007 and 2006:

Three Months Ended September 30, 2007	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$33,015	$(10,369)	$22,646
Other IDOLS television programs (including license fees and sponsorship)	4,406	(228)	4,178
So You Think You Can Dance and other television productions	27,462	(22,472)	4,990
Recorded music, management clients and other	10,289	(5,903)	4,386

	$75,172	$(38,972)	$36,200
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(11,862)

OIBDAN			$24,338

OIBDAN			$24,338
Depreciation and amortization			(4,237)
Non-cash compensation			(66)

Operating income			$20,035

Three Months Ended September 30, 2006	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$30,666	$(12,950)	$17,716
Other IDOLS television programs (including license fees and sponsorship)	1,104	—	1,104
So You Think You Can Dance and other television productions	18,246	(13,751)	4,495
Recorded music, management clients and other	11,059	(5,365)	5,694

	$61,075	$(32,066)	$29,009
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(9,285)

OIBDAN			$19,724

OIBDAN			$19,724
Depreciation and amortization			(3,900)
Non-cash compensation			(60)

Operating income			$15,764

The revenue increase of $14.1 million in the three months ended September 30, 2007 over the 2006 period is primarily due to an increase in revenue for American Idol, Other IDOLS programming and So You Think You Can Dance, partially offset by lower music revenue. The increase in American Idol revenue in 2007 of $2.3 million represents higher foreign syndication sales partially offset by lower revenues from the American Idol tour. Revenues for So You Think You Can Dance increased $5.9 million due to higher foreign syndication and one additional hour broadcast in 2007 as compared to 2006. Other television productions contributed $3.3 million to the increase in revenue.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $9.8 million in the three months ended September 30, 2007 over the prior period primarily due to higher costs associated with higher So You Think You Can Dance foreign syndication sales, costs for several television pilots, increased travel costs and increased music royalty expenses. Other costs of $0.9 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $0.3 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment intangible assets that are denominated in U.K. pound sterling.

Ali Business

The Ali Business contributed $1.3 million and $0.6 million in revenue for the three months ended September 30, 2007 and 2006. The increase in revenue is primarily due to more memorabilia signings by Mr. Ali. Operating expenses for the same periods were $0.9 million and $0.5 million, respectively. OIBDAN was $0.5 million and $0.1 million for the three months ended September 30, 2007 and 2006.

Corporate and Other

MBST

MBST contributed $1.5 million and $0.9 million in revenue for the three months ended September 30, 2007 and 2006, respectively. The revenue increase of $0.6 million is primarily due to more significant client projects compared to the prior year period. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.2 million, were $1.4 million, respectively. OIBDAN was $0.3 million and $(0.3) million for the three months ended September 30, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $5.5 million and $3.8 million in the three months ended September 30, 2007 and 2006, respectively. The increase of $1.7 million primarily reflects increased employee and legal costs.

Merger and distribution-related costs incurred in the three months ended September 30, 2007 of $1.5 million include the costs of the Special Committee of the Board of Directors formed to review the Merger and related legal and accounting costs.

During the three months ended September 30, 2006, the Company incurred $2.5 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Interest Income/Expense

The Company had interest expense of $2.1 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense in 2007 reflects the drawdown from the revolving credit facility of $100 million to fund the FXLR investment on June 1, 2007. The Company had interest income of $0.5 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase reflects the higher level of cash and cash equivalents and higher interest rates, in the three months ended September 30, 2007 as compared to the prior year.

Other Expense

Other expense of $0.9 million for the three months ended September 30, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended September 30, 2007, the Company recorded a provision for income taxes of $4.3 million. The provision is comprised of $6.4 million reflecting an effective tax rate for the quarter of 34.2%, offset by a benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws and a benefit of $1.2 million related to the filing of the 2006 federal tax return.

For the three months ended September 30, 2006, the Company’s effective tax rate was 25.1%. The Company recorded a provision for income taxes of $2.8 million comprised of federal, state and local and foreign taxes.

The decrease in the effective tax rate from the second quarter to the third quarter relates primarily to the Company recharacterizing the loss from FXRE from pre-tax net income to discontinued operations.

The Company, based on advice of tax counsel, structured the distribution of its interest in FXRE in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined, the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended September 30, 2007. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill. In addition, the change in the Michigan and United Kingdom tax laws resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. The Company accrued $0.2 million of penalties during the third quarter. As of September 30, 2007, the Company had accrued approximately $0.3 million for the payment of tax-related interest and penalties.

New York State has commenced an audit of 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. Aside from New York State, there are no other federal, state or city audits in process as of September 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2004. HMRC usually has 24 months from the end of the accounting period to review and query each return. The 2006 tax return is expected to be filed during the fourth quarter of 2007.

Equity in Earnings of Affiliates

The Company recorded $0.5 million of equity earnings in unconsolidated affiliates for the three months ended September 30, 2007, the Company’s share of the income in Beckham Brands Limited. The Company recorded $0.3 million of equity earnings in unconsolidated affiliates for the three months ended September 30, 2006, primarily reflecting the Company’s investment in Beckham Brands Limited. The increase is a result of higher Beckham Brands Limited income, principally related to David Beckham’s contract with the Los Angeles Galaxy and an increase in licensing contracts.

Minority Interest

Minority interest expense of $1.0 million and $0.4 million the three months ended September 30, 2007 and 2006, respectively, reflects the share in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Discontinued Operations

The results of operations presented as discontinued operations for the three months ended September 30, 2007 are summarized below (in thousands):

Three Months Ended
September 30,
2007

Revenue	$1,346
Total costs and expenses, net of minority interest share	(8,283)
Equity in losses of unconsolidated subsidiaries	(514)
Income taxes	—

Discontinued operations, net of income taxes	$(7,451)

Consolidated Operating Results Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$220,998	$177,841	$43,157
Operating expenses	178,695	145,792	32,903
Operating income	42,303	32,049	10,254
Income tax expense	18,170	11,490	6,680
Income from continuing operations	21,110	18,730	2,380
Net income	12,680	18,730	(6,050)
Operating income	42,303	32,049	10,254
Depreciation and amortization	16,756	15,163	1,593
Non-cash compensation	989	766	223

OIBDAN	$60,048	$47,978	$12,070

Revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming and related licensing initiatives, primarily related to American Idol, and the Presley Business, which benefited from an increase in attendance at Graceland and higher revenue from royalties and licensing activity. Higher operating expenses for the nine months ended September 30, 2007 resulted from higher overall costs at 19 Entertainment and the Presley Business to support revenue growth, higher corporate expenses, merger and distribution-related expenses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$14,189	$9,303	$4,886
Cost of sales	(1,302)	(86)	1,216
Selling, general and administrative expense, excluding non-cash compensation	(5,975)	(3,416)	2,559

OIBDAN	$6,912	$5,801	$1,111

OIBDAN	$6,912	$5,801	$1,111
Depreciation and amortization	(1,936)	(1,936)	—
Non-cash compensation	(22)	(10)	(12)

Operating income	$4,954	$3,855	$1,099

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $3.6 million, increased royalties of $1.5 million from the release of single versions of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” and increased merchandise licensing royalties of $0.9 million, offset by lower publishing, record and film royalties of $0.5 million and a $0.6 million royalty audit settlement with SonyBMG received in the prior year period. Royalties and licensing cost of sales increased $1.2 million due to the cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses increased by $2.6 million primarily due to $2.4 million for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial, and higher legal costs.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2007 and 2006:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006	Variance
	(In thousands)

Revenue	$32,916	$25,644	$7,272
Cost of sales	(6,493)	(4,652)	1,841
Selling, general and administrative expense, excluding non-cash compensation	(20,149)	(16,965)	3,184

OIBDAN	$6,274	$4,027	$2,247

OIBDAN	$6,274	$4,027	$2,247
Depreciation and amortization	(1,552)	(1,343)	(209)
Non-cash compensation	(51)	(28)	(23)

Operating income	$4,671	$2,656	$2,015

Tour and exhibit revenue of $11.8 million in the nine months ended September 30, 2007 accounted for $1.5 million of the increase in Graceland Operations revenue. This increase resulted from a 12% increase in attendance to 487,713 in 2007 from 435,336 in 2006. 2007 attendance was higher due in part to an increase in visitors in August for the commemoration of the 30th anniversary of Elvis Presley’s death. In addition, attendance in the first half of 2006 was depressed by the lingering affects on tourism in the region of Hurricane Katrina. Retail operations revenue of $12.4 million in the nine months ended September 30, 2007 accounted for $2.4 million of the overall increase in revenue due to the increase in attendance and an increase in total per visitor spending of 10% principally related to the 30th anniversary events.

Other revenue of $8.7 million increased by $3.4 million in the nine months ended September 30, 2007 over the prior year due primarily to $2.0 million of revenue related to 30th anniversary events, including the Elvis 30th anniversary concert, higher hotel revenue ($0.4 million) and higher rental revenue ($0.9 million), partially due to the operations of newly purchased additional properties adjoining Graceland.

Graceland Operations cost of sales increased $1.8 million, or 39%, for the nine months ended September 30, 2007 compared to 2006 due to the production of the 30th anniversary concert of $0.8 million and increased retail operations revenue and higher costs based on exhibit attendance. Graceland Operations selling, general and administrative expenses increased $3.2 million due primarily to $0.7 million in increased professional services and costs associated with our new initiatives for the redevelopment of Graceland and with Cirque du Soleil for the creation, development, production and promotion of touring and permanent shows, including a permanent Elvis Presley show at the MGM CityCenter hotel/casino in Las Vegas, $0.7 million of increased advertising, $0.4 million of costs related to 30th anniversary events, $0.5 million due to the impact of additional headcount added in 2007 and late 2006 and $0.7 million in costs to operate the newly acquired adjoining properties.

19 Entertainment

Revenue for 19 Entertainment was $165.2 million for the nine months ended September 30, 2007, an increase of $30.2 million over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $11.8 million, were $115.4 million, an increase of $18.7 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the nine months ended September 30, 2007 and 2006:

Nine Months Ended September 30, 2007	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$80,388	$(19,959)	$60,429
Other IDOLS television programs (including license fees and sponsorship)	10,762	(374)	10,388
So You Think You Can Dance and other television productions	46,556	(38,630)	7,926
Recorded music, management clients and other	27,500	(11,685)	15,815

	$165,206	$(70,648)	$94,558
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(31,982)

OIBDAN			$62,576

OIBDAN			$62,576
Depreciation and amortization			(12,548)
Non-cash compensation			(185)

Operating income			$49,843

Nine Months Ended September 30, 2006	Revenue	Cost of Sales
		(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$66,939	$(19,734)	$47,205
Other IDOLS television programs (including license fees and sponsorship)	5,293	(61)	5,232
So You Think You Can Dance and other television productions	34,791	(27,804)	6.987
Recorded music, management clients and other	27,934	(14,187)	13,747

	$134,957	$(61,786)	$73,171
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(23,560)

OIBDAN			$49,611

OIBDAN			$49,611
Depreciation and amortization			(11,174)
Non-cash compensation			(160)

Operating income			$38,277

The revenue increase of $30.2 million in the nine months ended September 30, 2007 over 2006 is primarily due to an increase in revenue for American Idol, other Idols programming and So You Think You Can Dance. American Idol 6 aired 49 series hours in the U.S. in the nine months ended September 30, 2007 while American Idol 5 aired 45 series hours in the U.S. in the comparable 2006 period. The additional hours of programming along with an increase in guaranteed license fees accounted for approximately $5.0 million of higher revenue. Additionally, 19 Entertainment recognized additional foreign syndication and format sales in the nine months ended September 30, 2007 over the prior period reflecting higher sales and changes in the timing of sales, certain of which were recognized later in the year in 2006. The year over year performance of American Idol was slightly offset by a less successful tour in 2007. Revenue for So You Think You Can Dance increased due to the timing of and increase in foreign syndication sales and format fees and the broadcast of an additional 1.5 hours in 2007 as compared to 2006. Music revenue declined slightly.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $18.7 million in the nine months ended September 30, 2007 over the prior period primarily due to higher costs associated with So You Think You Can Dance higher foreign syndication sales, costs for several television pilots and higher selling, general and administrative expenses, including travel expenses and increased foreign exchange losses, partially offset by decreased music royalty expenses. Other costs of $1.2 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively, represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $1.4 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment intangible assets that are denominated in U.K. pound sterling.

Ali Business

The Ali Business contributed $4.6 million and $3.3 million in revenue for the nine months ended September 30, 2007 and 2006. The revenue increase is primarily due to the inclusion of the full nine month period in 2007 due to the acquisition of the Ali Business in April 2006 and more frequent memorabilia signings by Mr. Ali, offset by lower licensing royalties in 2007. Operating expenses for the same periods were $2.8 million and $2.0 million, respectively. OIBDAN was $1.9 million and $1.4 million, respectively, for the nine months ended September 30, 2007 and 2006.

Corporate and Other

MBST

MBST contributed $4.0 million and $4.7 million in revenue for the nine months ended September 30, 2007 and 2006, respectively. The revenue decrease of $0.7 million is primarily due to fewer significant client projects compared to the prior year period. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.6 million in both periods, were $4.6 million and $4.3 million, respectively. OIBDAN was $0.1 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $14.1 million and $11.3 million in the nine months ended September 30, 2007 and 2006, respectively. The increase of $2.8 million reflects increased employee and legal costs.

Merger and distribution-related costs incurred in the nine months ended September 30, 2007 of $4.3 million primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger, the cost of the fairness opinions and related legal and accounting costs.

During the nine months ended September 30, 2006, the Company incurred $3.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Interest Income/Expense

The Company had interest expense of $3.4 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense in 2007 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $1.1 million for the nine months ended September 30, 2007 and 2006. 2007 reflects the $100.0 million of cash invested in FXLR, which earned interest for the four months ended September 30, 2007. 2006 reflects higher levels of cash and cash equivalents prior to the acquisition of the Ali Business in April 2006.

Other Income

Other expense of $1.9 million for the nine months ended September 30, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2007, the Company recorded a provision for income taxes of $18.2 million. The provision is comprised of $19.1 million, reflecting the Company’s estimated 2007 effective tax rate of 47.8%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law, a third quarter benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws and a third quarter benefit of $1.2 million related to the filing of the 2006 federal tax return.

For the nine months ended September 30, 2006, the Company’s effective tax rate was 37.6%. The Company recorded a provision for income taxes of $11.5 million comprised of federal, state and local and foreign taxes.

The increase in the 2007 effective tax rate as compared with the 2006 effective tax rate of the same period relates primarily to: 1) the non-deductibility of certain transaction costs related to the Company’s plan to become a private company, 2) the foreign exchange gain on the repatriation of cash from the United Kingdom to the United States and 3) no reduction to the valuation allowance, offset by 1) the Company realizing a greater foreign tax credit to offset its foreign taxes and 2) lower state and local taxes.

The decrease in the effective tax rate from the second quarter to the third quarter relates primarily to the Company recharacterizing the income from FXRE from pre-tax net income to discontinued operations.

The Company, based on advice of tax counsel, structured the distribution of its interest in FXRE in a manner which it believes will not result in the distribution creating additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined, the Company could be required to recognize taxable income related to the distribution. The amount, if any, of such taxable income is not determinable at this time.

A portion of the Company’s long-term deferred tax asset reversed during the nine months ended September 30, 2007. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill of $2.9 million. In addition, the change in the New York, Michigan and United Kingdom tax laws resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company adjusted its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. The Company accrued $0.2 million of penalties during the third quarter. As of September 30, 2007, the Company had accrued approximately $0.3 million for the payment of tax-related interest and penalties.

New York State has commenced an audit of 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. Aside from New York State, there are no other federal, state or city audits in process as of September 30, 2007. Open tax years related to federal filings are for the years ended December 31, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2004. HMRC usually has 24 months from the end of the accounting period to review and query each return. The 2006 tax return is expected to be filed during the fourth quarter of 2007.

Equity in Earnings of Affiliates

The Company recorded $1.1 million and $0.7 million of equity earnings in unconsolidated affiliates for the nine months ended September 30, 2007 and 2006, respectively, primarily reflecting the Company’s investment in Beckham Brands Limited. The increase is a result of higher Beckham Brands Limited income, principally related to David Beckham’s contract with the Los Angeles Galaxy and an increase in licensing contracts.

Minority Interest

Minority interest expense of $1.8 million and $1.0 million for the nine months ended September 30, 2007 and 2006 respectively, reflects the share in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Discontinued Operations

The results of operations presented as discontinued operations for the nine months ended September 30, 2007 are summarized below (in thousands):

Period from
June 1,
2007 to
September 30,
2007

Revenue	$1,346
Total costs and expenses, net of minority interest share	(6,802)
Equity in losses of unconsolidated subsidiaries	(2,974)
Income taxes	—

Discontinued operations, net of income taxes	$(8,430)

Liquidity and Capital Resources

Revolving Credit Facility — On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly- owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXLR and the subsequent distribution to the Company’s stockholders of half of the Company’s equity interest in FXRE. As of September 30, 2007, the Company had drawn down $100 million on the Credit Facility, with the proceeds used for the investment in FXLR. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bears interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility bears interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement was 7.20% as of September 30, 2007. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

The Company was in compliance with all loan covenants as of September 30, 2007.

Cash Flows for the nine months ended September 30, 2007 and 2006

Operating Activities

Net cash provided by operating activities was $33.7 million for the nine months ended September 30, 2007, reflecting net income of $12.7 million, which includes depreciation and amortization expenses of $16.8 million, discontinued operations of $8.4 million and the impact of seasonal changes in working capital levels.

Net cash provided by operating activities was $46.1 million for the nine months ended September 30, 2006 reflecting net income of $18.7 million, which includes depreciation and amortization expenses of $15.2 million and the impact of seasonal changes in working capital levels.

The decline in net cash provided by operating activities in 2007 as compared to 2006 of $12.2 million is due primarily to higher receivables and lower accrued expenses at 19 Entertainment .

Investing Activities

Net cash used in investing activities was $119.5 million for the nine months ended September 30, 2007 primarily reflecting the amount, including transaction costs, paid for the investment in FXRE of $102.3 million, the loan to FXRE of $6.0 million and capital expenditures of $9.4 million related primarily to the purchase of additional land adjacent to Graceland.

Net cash used in investing activities was $31.0 million for the period ended September 30, 2006. Cash paid for the Ali Business, certain assets of a Las Vegas-based Elvis-themed museum and 50% of a previously 50%-owned affiliate by 19 Entertainment totaled $64.8 million. The Company sold $42.6 million of marketable securities during the nine months ended September 30, 2006. Capital expenditures of $8.8 million included the purchase of additional land adjacent to Graceland and improvements to the Heartbreak Hotel.

Financing Activities

Cash provided by financing activities was $96.7 million for the nine months ended September 30, 2007. The Company borrowed $100.0 million under its revolving credit facility to fund the FXLR acquisition and received $0.2 million of net proceeds from warrant exercises. The Company made distributions to minority interest shareholders of $1.4 million, principal payments on notes payable of $0.6 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock. During the nine months ended September 30, 2007, the Company made payments of $0.1 million for costs associated with amending the revolving credit facility.

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

Uses of Capital

At September 30, 2007, the Company had $103.1 million of debt outstanding and $48.7 million in cash and cash equivalents. The Company also had a promissory note due from FXRE in the principal amount of $6.0 million.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for the remainder of 2007, primarily related to a land purchase in the vicinity around Graceland, will total approximately $1.5 million. This estimate excludes expenditures for the Company’s Cirque du Soleil and Graceland re-development projects, the timing and extent of which is not determinable at this time.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company. FXRE is expected to fund the cost of any new hotels built at Graceland pursuant to the terms of the license agreement it has entered into with EPE.

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

Critical Accounting Policies

During the nine months ended September 30, 2007, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial

Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. See Note 10.

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXLR does not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company consolidated FXRE based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own through the date of the September dividend. Through July 6, 2007, FXRE accounted for its interest in the Metroflag Entities under the equity method of accounting because it did not have control with its then 50% ownership interest. Subsequent to July 6, 2007 (the date of the purchase of the 50% of the entities that collectively own the Park Central Property that it did not already own) through the dated of the September dividend, FXRE consolidated the Metroflag Entities. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, CKX ownership interest was reduced to 2% of the outstanding equity of FXRE. CKX accounts for its remaining investment in FXRE under the equity method of accounting (due to its continuing involvement and influence on FXRE) and no longer consolidates FXRE.

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007 the Company accounts for its 2% ownership interest under the equity method of accounting due to its continuing involvement and influence on FXRE. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial of Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

FXRE accounted for its ownership interest in the Metroflag Entities under the equity method of accounting through July 6, 2007 because it did not have control with its then 50% ownership interest. Effective July 6, 2007, with its purchase of the 50% of the Metroflag Entities that it did not already own, FXRE began consolidating the results of the Metroflag Entities.

Off Balance Sheet Arrangements

As of September 30, 2007, we did not have any off balance sheet arrangements other than operating leases for facilities and equipment.

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

Interest Rate Risk

We had $103.1 million of total debt outstanding at September 30, 2007, of which $100.0 million was variable rate debt.

Any additional borrowings under the Company’s revolving credit facility commitment would also be variable rate debt and the Company would therefore have exposure to interest rate risk. Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the nine months ended September 30, 2007 would have decreased by approximately $0.2 million.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the nine months ended September 30, 2007 would have decreased by approximately $3.0 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of September 30, 2007, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provides them with certain rights whereby, during a short period following the nine year anniversary of the acquisition, these sellers can exercise a put right to sell 1,672,170 shares of the Company’s common stock to the Company at a price equal to $13.18 per share. If the Company’s stock price is below $13.18 per share during the period that the put is exercisable and the sellers exercise this put right, the Company will have exposure to market risk for the amount that $13.18 per share exceeds the then market price of the stock for the number of shares put back to the Company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

This assessment excluded our ownership interests in FXRE because we distributed most of the shares acquired in FXRE to trusts for the benefit of our shareholders on June 18, 2007 and September 27, 2007. As of September 30, 2007, we hold an approximate 2% interest in FXRE, which will also be distributed to our shareholders in the near future.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the third quarter that have materially effected CKX’s internal controls over financial reporting.

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

On July 12, 2007, the Company filed a motion to dismiss the lawsuit on behalf of itself and the members of its board of directors on the grounds that the plaintiff and its attorneys failed to conduct any pre-filing investigation and that every element of relief sought by the complaint has already been addressed by the Company and is already being provided through several procedures implemented to maximize stockholder value, including, but not limited to (a) the inclusion in the Merger Agreement of a “go shop period,” a 45-day period during which a special committee of independent directors of the Company’s board of directors and its financial advisor were authorized to solicit competing proposals, and (b) an agreement between the Company and the holders of a substantial percentage of the Company’s outstanding shares of Common Stock, including the Company’s Chairman and Chief Executive Officer and other members of senior management, to vote for any superior proposal recommended by the special committee of the board of directors. The motion further notes that additional information will be forthcoming from the Company, including through the filing of a definitive proxy statement to be filed well in advance of any stockholder vote. The motion to dismiss argues that the terms of the transaction and the protections for the Company’s stockholders were described in detail the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007 and in the related press release which was filed as an exhibit to such Form 8-K. At a hearing on September 20, 2007, the court granted the motion to dismiss and dismissed the complaint. The plaintiff’s time to file a notice of appeal from such dismissal expires on November 5, 2007.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Amendment No. 1, dated as of August 1, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed August 1, 2007, and incorporated herein by reference.)
2.2	Amendment No. 2, dated as of September 27, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.3	Amendment No. 2, dated September 27, 2007, to the Management Cooperation Agreement, dated as of June 1, 2007 and amended as of July 18, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto. (Previously filed as Exhibit 2.2 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.4	Amendment No. 2, dated as September 27, 2007 to Membership Interest Purchase Agreement, dated as of June 1, 2007 and amended as of June 18, 2007, by and among FX Luxury Realty, LLC, FX Real Estate and Entertainment Inc., CKX, Inc., and Flag Luxury Properties, LLC. (Filed herewith).
2.5	Amendment No. 2, dated as of September 27, 2007, to Repurchase Agreement, dated as of June 1, 2007 and amended as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, FX Real Estate and Entertainment Inc., Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos. (Previously filed as Exhibit 2.3 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference.)
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 8-K filed March 25, 2005, and incorporated herein by reference.)
4.1	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited. (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended March 31, 2005, and incorporated herein by reference.)

Exhibit
No.	Description

4.2	Registration Rights Agreement, dated February 7, 2005 between the Company, The Huff Alternative Fund, L.P., and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
4.3	Letter Agreement, dated June 6, 2005, among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005 and incorporated herein by reference.)
4.4	Registration Rights Agreement, dated February 7, 2005, between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
4.5	Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of Common Stock of the Company (previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
4.6	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
10.1	Third Amendment, dated September 27, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent. (Filed herewith).
10.2	Second Amendment, dated as of June 1, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent. (Filed herewith).
10.3	First Amendment and Waiver, dated February 20, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent. (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

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
Vice President and Treasurer

DATE: November 8, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description

2.4	Amendment No. 2, dated as September 27, 2007, to Membership Interest Purchase Agreement, dated as of June 1, 2007 and amended as of June 18, 2007, by and among FX Luxury Realty, LLC, FX Real Estate and Entertainment Inc., CKX, Inc., and Flag Luxury Properties, LLC.
10.1	Third Amendment, dated September 27, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent.
10.2	Second Amendment, dated as of June 1, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent.
10.3	First Amendment and Waiver, dated February 20, 2007, to the Revolving Credit Agreement, dated as of May 24, 2006, among CKX, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.