Form 10-K
period 2007-12-31
CKX, Inc.
filed 2008-03-04
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2007, was $574,079,773.

As of February 28, 2008 there were 97,231,842 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 9, 10, 11, 12 and 14 .

CKX, Inc.

Annual Report on Form 10-K

December 31, 2007

PART I

ITEM 1.	BUSINESS

CKX, Inc., together with its subsidiaries and predecessor, will be referred to in this Annual Report on Form 10-K by terms such as “we,” “us,” “our,” “CKX,” the “registrant” and the “Company,” unless the context otherwise requires.

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content. Our primary assets and operations include the rights to the name, image and likeness of Elvis Presley and the operations of Graceland, the rights to the name, image and likeness of Muhammad Ali and proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television show format which, collectively with American Idol, air in over 100 countries around the world. Our existing properties generate recurring revenues across multiple entertainment platforms, including music and television; licensing and merchandising; artist management; themed attractions and touring/live events. We, through two of our subsidiaries, have granted exclusive licenses to FX Luxury Realty, LLC, a subsidiary of FX Real Estate and Entertainment Inc., to utilize Elvis Presley-related intellectual property and Muhammad Ali-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed and Muhammad Ali-themed real estate and attraction based properties around the world.

Merger Transaction

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007 and January 23, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into CKX, and as a result, CKX will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

If the Merger is completed, each share of CKX common stock will be converted into the right to receive a maximum of $13.75 in cash, without interest, subject to adjustment based on the average trading price of shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) as described below (the “Merger Consideration”).

Prior to and as a condition to the Merger, we distributed to our stockholders two shares of common stock of FXRE for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The distribution of these shares of common stock of FXRE took place on January 10, 2008. The $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the Merger will be reduced by an amount equal to 7.5% of the average of the last reported sales price of FXRE’s common stock on 20-trading days (which need not be consecutive) between February 8, 2008 and April 1, 2008, which have been selected blindly and at random by a Special Committee of CKX’s Board of Directors. The 20-trading days selected as described above will be held in escrow by an independent third party and not disclosed to any party until the close of trading on The NASDAQ Global Market on April 1, 2008, at which time the final adjustment to the cash purchase price for the merger will be calculated and disclosed publicly.

In no event will the per share purchase price for the Merger be reduced by an amount greater than $2.00 so that the minimum per share cash purchase price for each share of CKX common stock will be $11.75. The adjustment to the per share cash purchase price will only take place if FXRE’s common stock is listed and trading during the entire period from February 8, 2008 through April 1, 2008 on a national securities exchange. Shares of FXRE are listed on The NASDAQ Global Market under the symbol “FXRE.”

On February 4, 2008, FXRE filed a registration statement with the Securities and Exchange Commission with respect to an offer to its stockholders of the right to purchase one share of FXRE common stock at a price of $10 per share for every two shares of FXRE common stock held on a to-be-determined record date. FXRE’s stockholders who received their shares from Flag Luxury Properties, LLC have waived their right to participate in this rights offering. In the event that FXRE completes the rights offering at the $10 per share price and for total proceeds of not less than $90.0 million, under the terms of the merger agreement the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the average trading price of the FXRE common stock over the 20 randomly selected trading days described above. FXRE has entered into agreements with Mr. Sillerman and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., principal stockholders of FXRE, for them to purchase shares in the rights offering that are not otherwise subscribed for by FXRE’s other stockholders at the same $10 per share price offered to other stockholders, which, in conjunction with their exercise of their own rights, would result in gross proceeds to FXRE in excess of the $90 million threshold described above.

The foregoing summary of the Merger Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is incorporated herein as Exhibits 2.1, 2.2, 2.3 and 2.4.

Under the terms of the Merger Agreement, the “outside date” for completion of the Merger is June 1, 2008. The Merger Agreement provides that upon termination of the Merger due to a breach of any representation, warranty, covenant or agreement on the part of 19X which prevents the Merger from closing by the “outside date” or a failure by 19X to obtain the necessary financing by the outside date, subject to certain limitations, 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or CKX common stock valued at a price of $12.00 per share. Robert F.X. Sillerman has guaranteed payment of the termination fee described above, should such amount become payable by 19X. Failure to obtain committed financing does not excuse 19X from payment of the termination fee. If the failure by 19X to obtain financing is due to pending litigation with respect to the transaction and all other closing conditions have been satisfied, the “outside date” may be extended to July 31, 2008.

Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX. Mr. Sillerman is also the Chairman and Chief Executive Officer of FXRE.

Approval Process

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with 19X, who abstained) unanimously approved the Merger Agreement and recommended that our stockholders adopt the Merger Agreement and approve the Merger. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered an opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s Common Stock is fair from a financial point of view to such holders (other than holders of Common Stock that are affiliated with Parent). On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with Parent).

Presley Business

We own an 85% interest in the entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works (the “Presley

Business”). The Presley Business consists primarily of two components: first, intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and second, the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenues from diverse platforms and distribution channels. Elvis is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. Over the past five years, more than fifteen million Elvis albums have been sold worldwide and more than 600,000 people visited Graceland in 2007.

While, to date, the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. For example, we have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of Elvis Presley-themed projects, featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. In addition, together with Cirque Du Soleil, we have reached an agreement with MGM MIRAGE to create, produce and present a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is expected to open in November 2009, will be presented at the CityCenter hotel/casino, currently under construction on the strip in Las Vegas, Nevada. We have also entered into a license agreement with FXRE which, in consideration for annual license payments, grants FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. Cherry Lane Music Publishing Company administers our company’s share of these compositions, along with the shares of our co-publishers under an administration agreement. More than 46% of our publishing income from these compositions for 2007 originated outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

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

Television/Video

We own the rights to two of Elvis’ television specials: “’68 Special” (1968) and “Aloha From Hawaii” (1973) and, as a result of this ownership, we have the right to negotiate for revenues associated with the use of footage from these specials in other media and formats. We own the rights to “Elvis by the Presleys” (2005), a two-hour documentary and four-hour DVD based on and including rare archival footage, home movies and photos, and interviews with Elvis, his friends and relatives, including Lisa Marie Presley and Priscilla Presley. We also own the rights to “Elvis:Viva Las Vegas” (2007), a two-hour television special examining Elvis’ influence on Las Vegas, incorporating rarely seen footage of Elvis performing in Las Vegas, revealing interviews with those closest to him, and special performances from some of today’s top recording stars singing Elvis’ Las Vegas classics.

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

FX Real Estate and Entertainment License Agreement

We recently entered into a license agreement with FXRE, which grants FXRE the right to use the intellectual property and certain other assets associated with Elvis Presley in the development of real estate and other entertainment attraction based projects.

Grant of Rights

FXRE has the exclusive right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating, and promoting Elvis Presley-themed real estate and attraction based properties, including Elvis Presley-themed hotels, casinos, theme parks and lounges (subject to certain restrictions, including, but not limited to, certain approval rights of Elvis Presley Enterprises). The license also grants FXRE the non-exclusive right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating and promoting Elvis Presley-themed restaurants. If FXRE has not opened an Elvis Presley-themed restaurant, theme park and/or lounge within 10 years, then the rights for the category that it has not exploited revert to us.

Elvis Presley Experiences

Under the terms of the license agreement, FXRE is granted the right to participate, under certain circumstances, in our development of any “Elvis Presley Experience,” defined as any permanent, non-touring interactive entertainment, educational and retail experiences incorporating music, artifacts, and audiovisual works focusing on the life and times of Elvis Presley. As defined in the license agreement, an Elvis Presley Experience does not include a permanent live show of the type that is being created and produced with Cirque du Soleil and performed at MGM’s CityCenter. FXRE has no ownership, economic interest or other participation in such show.

If we intend to create an Elvis Presley Experience in collaboration with a third party, FXRE has the right to invest in up to 50% of the economic and beneficial interests owned by us in such project. If we desire to create an Elvis Presley Experience without third party collaboration, FXRE has the right to participate in such project such that (i) we shall bear the initial production costs (until opening) of such Elvis Presley Experience, (ii) FXRE shall provide and construct the premises or venue for the public presentation of such Elvis Presley Experience and shall be entitled to a rental payment to be negotiated by the parties in good faith, and (iii) we shall each own and share in 50% of the profits and losses of such Elvis Presley Experience.

In all cases, if FXRE requests that we create an Elvis Presley Experience at one of its properties, provided that we have the right to do so,we shall use reasonable best efforts to create such Elvis Presley Experience at FXRE’s requested property.

Royalty Payments and Minimum Guarantees

FXRE is required to pay us an amount equal to 3% of gross revenues generated at any Elvis Presley-themed property (including gross revenues derived from lodging, entertainment attractions, ticket sales, sale of food and beverages, and rental space, but excluding gambling if payment of percentage of gambling royalty revenues would be contrary to law or require Elvis Presley Enterprises to be licensed) and 10% of gross revenues with respect to the sale of merchandise. In addition, FXRE must pay us a set dollar amount per square foot of casino floor space at each Elvis Presley-themed property where percentage royalties are not paid on gambling revenues.

FXRE is required to pay a guaranteed minimum royalty payment (against royalties payable for the year in question) to Elvis Presley Enterprises of $9 million in each of 2007, 2008 and 2009, $18 million each of 2010, 2011 and 2012, $22 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payments under the license agreements were due on December 1, 2007. As the initial payments will be made after December 1, 2007, however, FXRE will be required to pay us interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment is made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 royalty amount of $9 million has not yet been paid to the Company and the revenue was not recognized in 2007 because under the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all of the conditions of a multiple-element arrangement are met.

Beginning on the date of the agreement and ending on the eighth anniversary of the opening of the first Elvis Presley-themed hotel, FXRE has the right to buy out all remaining royalty payment obligations due to us under the license agreement by paying us $450 million.

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 574,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, under which 87 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business, and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence, as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.

In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis” and “Elvis After Dark” museums, which feature changing exhibits of Elvis Presley memorabilia, a movie theater showing movies starring Elvis, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland offering Elvis Presley-themed merchandise and produce exclusive licensed merchandise for visitors to Graceland.

Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley Business. We also own and operate the Graceland RV Park and Campground, an 18.9 acre site located directly across from the mansion, which we acquired in 2006 in connection with our plans to expand the Graceland experience.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we have, since 1998, operated Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. The hotel had an average occupancy rate of approximately 82% during the year ended December 31, 2007.

Graceland Expansion

We have held meetings with government officials in Memphis, Tennessee regarding preliminary plans to redevelop and expand the Graceland attraction as the centerpiece of the Whitehaven section of Memphis. In April 2006, we commissioned Robert A.M. Stern Architects to develop a master plan for Graceland and the surrounding properties that we own. The master plan incorporates approximately 104 acres surrounding and contiguous to the Graceland mansion property. We have also engaged Economics Research Associates to provide an analysis of the economic potential of the redevelopment. The master plan is expected to include a new visitor center, exhibition space, retail, hotel, convention facilities, public open space and parking on both sides of Elvis Presley Boulevard. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and will require a substantial financial investment by the Company.

In furtherance of these expansion plans, in 2007 and early 2008 we acquired an aggregate of 30.8 acres of additional land in the area immediately surrounding Graceland, including the Craft Manor Apartments, consisting of 24 residential apartment buildings sitting on a total of 16.1 acres and the Forest View Apartment Complex, consisting of 76 units (most of which are currently vacant) sitting on a total of 5.2 acres of land. The newly acquired acreage is included in the 104 acres described above.

We will continue to operate the Craft Manor Apartments in a manner consistent with historical use until such time as we commence our expansion of the Graceland property and experience.

Under the terms of our license agreement with FXRE described above, FXRE has the option to construct and operate one or more of the hotels to be developed as part of the master plan for Graceland. If FXRE elects to pursue this development, we are required to either grant to FXRE a fee title to the land for the first such hotel, or if such fee title cannot be transferred, grant to FXRE a long term lease, with a term of not less than 99 years, at de minimus annual cost. FXRE will pay to us a royalty of 3% of gross revenue derived from any hotel it constructs at Graceland.

FXRE has notified us of its intention to construct the first hotel as part of the master plan redevelopment. If the construction of the first hotel has not begun by the later of (i) June 1, 2009, or (ii) twelve (12) months after we have made the land available for development of the first hotel, FXRE will lose the right to construct the first hotel.

Elvis.com

We own and operate the official Elvis Presley website, www.elvis.com. The website, which currently receives an average of 500,000 unique visitors each month, includes a detailed history of Elvis Presley and the Presley Business, including biographical information, information about Elvis Presley’s awards and achievements, information about Elvis’ friends and family and interesting facts about the life and times of Elvis Presley. The website also offers exclusive downloads such as e-cards, games and on-line tours, as well as direct access to shopelvis.com, our official online store selling Elvis-branded merchandise. Visitors to the website can also access Elvis Insiders, the official Presley sponsored affinity group where fans pay an annual fee for an “inside” look at Elvis and Graceland.

Seasonality

Graceland’s business has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Partnership with Cirque du Soleil

Global Projects

In May 2006, we entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of “Elvis Presley Projects,” featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. The projects consist of:

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

Las Vegas Show

We, together with Cirque Du Soleil, have entered into an agreement with MGM MIRAGE to create a permanent Elvis Presley show at the CityCenter hotel/casino, which is currently under construction in Las Vegas. The show is expected to open with the hotel in November 2009. The show will consist of a creative combination of live musicians and singers, projections, dance and the latest in multimedia sound and lighting technology intended to offer an emotional bond with the audience.

Elvis Presley Enterprises and Cirque du Soleil have formed two joint venture entities, Cirque EPE Partnership and Cirque EPE Las Vegas, LLC, for the purpose of developing the show. Under the terms of the joint venture agreements, the EPE and Cirque joint venture entities will share the costs and expenses associated with developing and producing the Elvis show. In addition, CKX and its affiliates will provide certain corporate services and license Elvis Presley related intellectual property, and Cirque and its affiliates will provide creative input, conceptual guidance and related development experience, to the joint venture, in each case in return for agreed upon royalties and other consideration.

Under the terms of the agreement between the Cirque EPE Partnership and MGM, MGM has agreed to fund the development of the theater at the MGM CityCenter in return for a portion of the ticket sales, show merchandise and other revenues related to the Elvis show. Remaining ticket sales, show merchandise and other revenues not allocated to MGM will be shared by the CKX and Cirque joint venture entities and their respective affiliates.

CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. CKX expects to incur expenses of approximately $5.0 million in connection with the show in 2008.

The joint venture agreements also provide for the joint venture’s possible commercial exploitation of the Elvis show and associated intellectual property throughout the world.

19 Entertainment

Overview

Through our subsidiary, 19 Entertainment Limited (“19 Entertainment”), we own proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adapations of the IDOLS television format which, collectively with American Idol, air in over 100 countries around the world. 19 Entertainment’s strategy is to create and retain an ownership interest in entertainment content and to seek to enhance the value of its content through the control of multiple complementary revenue streams including, for example, television, music, sponsorship and merchandising, touring and artist management. 19 Entertainment has a long-term employment agreement with Simon Fuller, its founder and the creative force behind its most successful projects. In addition to overseeing the operations of 19 Entertainment and its subsidiaries, Mr. Fuller is a member of our Board of Directors and plays a key role in planning and implementing our overall creative direction.

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

FremantleMedia Limited (together with its affiliate, FremantleMedia North America, Inc., “FremantleMedia”), the content business production arm of the RTL Group, Europe’s largest television and radio broadcast company, is 19 Entertainment’s global television production and distribution partner for IDOLS programming and Sony BMG is 19 Entertainment’s record label partner with respect to IDOLS artists in most major territories around the world.

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

19 Entertainment created and co-produces the television show So You Think You Can Dance, which was initially broadcast in the United States on the Fox Broadcasting Network (“Fox”) in the summer of 2005 and aired its second and third seasons in the summer of 2006 and 2007. The show is scheduled for a fourth season in 2008. In addition to television shows based on the IDOLS format and So You Think You Can Dance, 19 Entertainment, in the ordinary course of its business, continually develops new concepts for television projects and currently has several new television projects in various stages of development, in both the United States and the United Kingdom. For example, 19 Entertainment created and produced The Next Great American Band, which aired on Fox in the fall of 2007.

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

Fox Agreement

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 amendment, Fox has guaranteed production of at least two more seasons of American Idol (2008 and 2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010.

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

Artist	Idol Season

Kelly Clarkson	American Idol 1 - Winner
Ruben Studdard	American Idol 2 - Winner
Clay Aiken	American Idol 2 - Runner-Up
Fantasia Barrino	American Idol 3 - Winner
Carrie Underwood	American Idol 4 - Winner
Chris Daughtry	American Idol 5 - Finalist
Kellie Pickler	American Idol 5 - Finalist
Jordin Sparks	American Idol 6 - Winner
Blake Lewis	American Idol 6 - Runner-Up
Will Young	Pop Idol 1 - Winner

The American Idol and Pop Idol winners and finalists listed above collectively have sold more than 37 million albums in the United States and United Kingdom alone.

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

Additionally, 19 TV Limited and FremantleMedia have granted to Fox certain wireless telephony rights, including show-related or inspired ringtones, realtones and video footage. Fox will pay 19 TV Limited/FremantleMedia 50% of telephony revenues generated by Fox above certain thresholds for each season through American Idol 10. In addition to plans to offer show-related music and video content for use on telephones and other mobile devices.

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

19 Entertainment seeks to leverage its experience in building brands and generating sponsorship opportunities as it develops marketing relationships with new partners in diverse areas of media and entertainment. For example:

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

Touring

With the success of the IDOLS brand, touring has become an additional source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for American Idol branded tours produced by 19 Entertainment. In April 2006, 19 Entertainment entered into an agreement with AEG Live, the Anschutz Entertainment Group’s concert promotion division, to operate the American Idol Summer Concert Tours through and including the summer of 2008. In the summer of 2007, the American Idol tour, featuring the finalists from the show’s sixth season, played 59 dates in cities and venues across the United States and Canada.

Following on the success of the 2006 tour, in September 2007, 19 Entertainment launched its second So You Think You Can Dance tour featuring contestants from the show’s then just completed third season. The tour played 50 dates in cities and venues across the United States and Canada.

Artist Management

19 Entertainment continues to represent its historical roster of clients, including David and Victoria Beckham (see below under “Beckham Relationship”), Annie Lennox and Cathy Dennis. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada.

Beckham Relationship

19 Entertainment has developed a number of relationships in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. For example, 19 Entertainment manages Victoria Beckham, a fashion and lifestyle personality as well as David Beckham, a globally recognized soccer player who commenced playing for the Los Angeles Galaxy of United States-based Major League Soccer in July 2007. 19 Entertainment represents Mr. Beckham in all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills (that do not, with certain exceptions, include the name “Beckham”) exclusively through a joint venture vehicle, Beckham Brand Limited (“BBL”), which is owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment. The exclusive arrangement between the Beckhams and BBL has recently been extended through the end of 2011.

BBL, together with the Anschutz Entertainment Group, has developed, owns and operates The David Beckham Academy in London. The soccer academy features multiple soccer fields, classrooms, training rooms and other facilities and provides a fun and interactive experience for children, both boys and girls, of all skill levels. BBL and Anschutz operate a sister academy hosted at the the Home Depot Center in Los Angeles. In addition, BBL recently announced plans for the development of The David Beckham World of Sport, a world class sporting facility to be built in Brazil. The center, which is expected to feature eight soccer fields, a 10,000-seat stadium and facilities for golf and tennis among others, is expected to be built near the northeastern city of Natal. The center is also expected to host the latest David Beckham Academy and will offer a scholarship program run for Brazilian children, which will incorporate schools in the region.

Victoria and David, through the BBL venture, recently launched their “his and hers” perfumes “Intimately Beckham” under their agreement with Coty Inc., the world’s largest fragrance house. Victoria has also recently launched a new denim collection under her DVB Style brand and a DVB line of eyewear.

In addition to the projects described above, we believe BBL is positioned to exploit a multitude of opportunities in the United States and worldwide resulting from from Mr. and Mrs. Beckham’s arrival in the United States, the commencement and continuation of Mr. Beckham’s career with the L.A. Galaxy and the increased exposure for Mrs. Beckham as a result of the recent Spice Girls reunion tour.

Spice Girls

19 Entertainment played a pivotal role in the decision by the Spice Girls to reunite and undertake a live worldwide tour. Under 19 Entertainment’s management, the Spice Girls recorded two new tracks for their greatest hits album and sold out venues across the United States, Canada, Europe and the United Kingdom.

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

Ali Business

We own an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements (the “Ali Business”). The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing arrangements.

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

We recently entered into a license agreement with FXRE, which grants FXRE the right to use the intellectual property and certain other assets associated with Muhammad Ali in the development of real estate and other entertainment attraction based projects. Under the terms of the agreement, FXRE has the exclusive right to use Muhammad Ali-related intellectual property in connection with designing, constructing, operating, and promoting Muhammad Ali-themed real estate and attraction based properties, including Muhammad Ali-themed hotels and retreat centers, subject to certain restrictions, including, but not limited to, certain approval rights of Muhammad Ali Enterprises.

FXRE is required to pay us an amount equal to 3% of gross revenues generated at any Muhammad Ali property including gross revenues derived from lodging, entertainment attractions, ticket sales, sale of food and beverages and rental space, and 10% of gross revenues with respect to the sale of merchandise. FXRE is required to pay a guaranteed minimum royalty payment (against royalties payable for the year in question) to us of $1 million in each of 2007, 2008 and 2009, $2 million each of 2010, 2011 and 2012, $23 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payments under the license agreements were due on December 1, 2007. As the initial payments will be made after December 1, 2007, however, FXRE will be required to pay us interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment is made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 royalty amount of $1 million has not yet been paid to the Company and the revenue was not recognized in 2007 because under the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all of the conditions of a multiple-element arrangement are met.

In 2007, we launched the official Muhammad Ali website at www.ali.com. The website includes a detailed history of Muhammad Ali, including biographical information, information about Muhammad Ali’s awards and achievements, and information about Muhammad Ali’s boxing career. The website also offers exclusive access to our official online store selling authentic autographed and licensed products.

MBST

We own Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a leading manager of comedic talent and producer of motion pictures and television programming, and entered into long-term employment agreements with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

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

International Operations

Approximately $31.7 million, or 12%, of our revenue for the year ended December 31, 2007 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The operating results of MBST are reported as part of Corporate and Other for segment purposes. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE, including the Metroflag Entities, which were previously reflected in equity of earnings of affiliates from the date of the Company’s investment (June 1, 2007) through July 5, 2007 and included in FXRE’s consolidated results after FXRE’s purchase of the remaining 50% interest in the Metroflag Entities on July 6, 2007 through September 26, 2007, are reflected as part of discontinued operations, (see Note 4 within the consolidated financial statements). Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and footnote 14 in the accompanying consolidated financial statements for financial information about the Company’s segments.

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

Employees

As of December 31, 2007, the Company had a total of 410 full-time employees, 180 part-time employees and 29 seasonal employees. Management considers its relations with its employees to be good.

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

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we depend heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia, as well as AEG, the company that produces the American Idol tour. Similarly, we depend on affiliates of Sony BMG, to make and distribute recordings by IDOLS winners in the United States, the United Kingdom and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We advance funds to the winners, after they sign recording contracts, from the monies we receive from Sony BMG. We also rely on Sony BMG to distribute recordings featuring Elvis Presley. Any failure of FremantleMedia, Fox, Sony BMG or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenues from the IDOLS platform. Revenue from Fox, FremantleMedia, AEG and Sony BMG represent 27%, 11%, 10% and 9%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2007.

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

Our intellectual property, including the rights to the names, images and likenesses of Elvis Presley and Muhammad Ali, and the name, trademark and service mark “American Idol,” is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

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

As of February 26, 2008, our executive officers and non-independent directors together beneficially own approximately 43.7% of our outstanding capital stock. In particular, Mr. Sillerman, our chief executive officer and chairman of our board of directors, beneficially owns approximately 32.8% of our outstanding capital stock. Mr. Sillerman therefore has the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Risks Related to Our Common Stock

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and the lack of cash dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or cash distributions on our common stock. We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

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

Risks Related to the Merger Transaction

The Failure to Complete the Merger Could Adversely Affect the Business, Prospects, Results of Operations or Stock Price of our Company

Since the execution of the Merger Agreement, there has been significant displacement in the equity and debt markets which have had an effect on other leveraged buy-out type transactions. While 19X has expressed confidence in its ability to consummate the transaction, there can be no assurance that the Merger will be consummated or that it will be consummated upon its existing terms. We are subject to several risks relating the transaction contemplated by the Merger Agreement, including the following:

•	19X’s debt financing letters are subject to conditions, including conditions related to disruptions in the capital markets that, in the judgment of the financing sources could reasonably be expected to impair the syndication of the debt facilities;

•	A substantial portion of the equity financing necessary for the proposed Merger is presently being arranged and there is no assurance that financing will be consummated on terms acceptable to 19X;

•	A failed Merger may result in negative publicity and/or a negative impression of us in the investment community, which could adversely affect the price of our common stock;

•	Certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed Merger is not completed;

•	The Company and certain of its affiliates are defendants in lawsuits brought by stockholders in connection with the merger agreement. Those lawsuits may continue in the event the Merger is not consummated, and we may be subject to additional lawsuits in connection with the Merger Agreement, whether the Merger is terminated or completed; and

Under the terms of the Merger Agreement, we will receive a termination fee of $37 million, payable at 19X’s option in cash or our common stock valued at a price of $12.00 per share in the event of the termination of the Merger by 19X for certain reasons including the failure to obtain the necessary financing, which payment has been guaranteed by Mr. Sillerman.

If the proposed Merger is not completed, we will remain an independent public company and our common stock will continue to be listed and traded on the NASDAQ Global Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2007. These properties were leased or owned by the Company for use in its operations. We believe that our facilities are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased

Memphis, TN	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business	Parking Lot/	38.60 acres	Owned
	Headquarters/Retail/	Airplane Museum/
	Parking/Ancillary Use	Retail/EPE Corporate
Office/ Ancillary
Use
Memphis, TN	Heartbreak Hotel	Hotel	2.66 acres	Owned
Memphis, TN	Meadow Oaks Apartments	Apartment Complex	10.70 acres	Owned
Memphis, TN	Craft Manor	Apartment Complex	16.1 acres	Owned
Memphis, TN	Memphis-Graceland RV	RV Park	18.9 acres	Owned
Park & Campground
Memphis, TN	Commercial Property	Land and Building	3.23 acres	Owned
Memphis, TN	Commercial Property	Land and Building	0.80 acres	Owned
Memphis, TN	Residential Property	Land	9.50 acres	Owned
Memphis, TN	Memphis Restaurant	Restaurant/ Nightclub	0.83 acres	Lease expires in 2017
Property (1)
Memphis, TN	Presley Business Office	Office and Warehouses	75,425 square feet	Leases expire in 2009
and Warehouses
Memphis, TN	Presley Business Offices	Offices	3,500 square feet	Lease expires in 2023
New York, NY	Corporate Headquarters	Offices	16,200 square feet	Lease expires in 2013
New York, NY	19 Entertainment	Offices	3,000 square feet	Lease expires in 2012
Administrative Offices
London, England	19 Entertainment	Offices	22,268 square feet	Lease expires in 2010
Headquarters
Los Angeles, CA	19 Entertainment	Offices	21,578 square feet	Lease expires in 2014
Administrative Offices
Los Angeles, CA	MBST Executive and	Offices	11,910 square feet	Lease expires in 2010
Administrative Offices
Berrien Springs, MI	Ali Business Executive	Offices	4,420 square feet	Lease expires in 2009
and Administrative
Offices

(1)	We closed the restaurant effective September 2003 and have negotiated a sublease of the entire space through 2017.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On June 1, 2007, the same day that CKX announced the Merger transaction, a lawsuit was filed against the Company and its directors in New York State Court, New York County. The complaint was filed by a purported stockholder of the Company and sought class action status to represent all of the Company’s public stockholders. The complaint alleged that the sale price was too low and that the Company’s directors therefore had breached their fiduciary duties by approving the transaction. The complaint sought to enjoin the transaction and compel the defendants to find alternate bidders in order to obtain the highest price for the Company. The complaint sought no money damages, but did seek attorneys’ and experts’ fees and expenses.

On July 12, 2007, the defendants moved to dismiss the action on the grounds that the plaintiff and its attorneys had failed to conduct any pre-filing investigation and that the relief sought by the complaint had already been addressed by the Company and was already being provided through several procedures implemented by the Company to maximize stockholder value. At a hearing on September 20, 2007, the court granted the defendants’ motion and dismissed the complaint. Plaintiff’s time to appeal has expired.

Another lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp (the “Defendants”) on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

The lawsuit seeks a preliminary and permanent injunction preventing the Defendants from consummating the merger. Alternatively, if the merger is consummated, the complaint seeks rescission or recessionary damages in an unspecified amount. Finally, the complaint seeks “Class compensatory damages” in an unspecified amount, as well as the costs and disbursements of the action, experts’ fees and the fees of plaintiff’s attorneys.

On or about February 1, 2008, another summons and complaint was filed in the Delaware Chancery Court against the Defendants, by another purported shareholder of the Company. The complaint is identical to the complaint filed on December 14, 2007. The two cases have been consolidated and plaintiffs have been given leave to file a consolidated amended complaint. The Company believes plaintiffs’ claims are without merit and intends to vigorously defend those claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ Global Market ® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2007 and 2006 were as follows:

	2007
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2007	$12.60	$10.62
September 30, 2007	$14.25	$10.33
June 30, 2007	$14.65	$10.20
March 31, 2007	$14.00	$11.10

	2006
	High	Low

Quarters Ended
December 31, 2006	$14.31	$11.15
September 30, 2006	$13.39	$8.95
June 30, 2006	$14.23	$12.15
March 31, 2006	$15.14	$11.58

From January 1, 2008 through February 28, 2008, the high closing sales price for our Common Stock was $11.32, the low closing sales price was $8.50 and the last closing sales price on February 28, 2008 was $9.41. As of February 28, 2008, there were 1,055 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item with respect to equity compensation plans of the Company will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007

There were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2007 or 2006.

ITEM 6.	SELECTED FINANCIAL DATA

Prior to February 7, 2005, CKX was a publicly traded company with no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

The selected historical financial data for each of the two years ended December 31, 2004 and as of December 31, 2004 and 2003 is represented by that of the Presley Business (as Predecessor) which have been derived from the Presley Business’ audited Combined Financial Statements and Notes thereto, as of December 31, 2004 and 2003, and for each of the two years ended December 31, 2004. The selected statement of operations data for the period January 1, 2005 — February 7, 2005 represents the pre-acquisition operating results of the Presley Business (as Predecessor) in 2005.

Our selected statement of operations data for the years ended December 31, 2007, 2006 and 2005 includes the results of the Presley Business for the period following its acquisition on February 7, 2005, the results of 19 Entertainment for the period following its acquisition on March 17, 2005, the results of MBST for the period following its acquisition on August 9, 2005 and the results of the Ali Business for the period following its acquisition on April 10, 2006. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the material acquisitions that affect the comparability of the information included in the selected historical financial data.

				Predecessor Company
	CKX, Inc.			January 1-	Year Ended
(Amounts in thousands,	Year Ended December 31,			February 7,	December 31,
except per share and share information)	2007	2006	2005	2005	2004	2003
Statement of Operations Data:
Net revenues	$266,777	$210,153	$120,605	$3,442	$41,658	$44,376
Operating expenses (excluding depreciation and amortization)	201,468	169,717	108,547	2,854	30,558	32,268
Depreciation and amortization	22,551	20,541	14,910	126	1,201	1,227
Operating income (loss)	42,758	19,895	(2,852)	462	9,899	10,881
Interest income (expense), net	(3,946)	240	(2,820)	(115)	(1,327)	(1,362)
Write-off of unamortized deferred loan costs	—	—	(1,894)	—	—	—
Other income (expense)	2,181	(3,323)	2,970	—	—	—
Income (loss) from continuing operations before income taxes	40,993	16,812	(4,596)	347	8,572	9,519
Income tax expense	19,432	6,178	855	152	833	813
Equity in earnings of affiliate	1,566	686	843	—	—	—
Minority interest	(2,553)	(2,127)	(1,296)	—	—	—
Income (loss) from continuing operations	20,574	9,193	(5,904)	195	7,739	8,706
Loss from discontinued operations	(8,430)	—	—	—	(246)	(3,378)
Net income (loss)	12,144	9,193	(5,904)	195	7,493	5,328
Dividends on preferred stock	(1,824)	(1,824)	(1,632)	—	—	—
Accretion of beneficial conversion feature	—	—	(17,762)	—	—	—
Net income (loss) applicable to common stockholders	$10,320	$7,369	$(25,298)	$195	$7,493	$5,328
Basic income (loss) per common share	$0.11	$0.08	$(0.35)
Diluted income (loss) per common share	$0.11	$0.08	$(0.35)
Average number of basic common shares outstanding	96,901,172	92,529,152	71,429,858
Average number of diluted common shares outstanding	96,991,441	93,555,201	71,429,858

	CKX, Inc.			Predecessor Company
	As of December 31,			As of December 31,
(Amounts in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$50,947	$36,610	$36,979	$201	$287
Marketable securities	—	—	42,625	—	—
Other current assets	58,127	36,088	26,495	6,912	8,188
Total assets(1)	525,455	489,117	444,600	36,032	37,304
Current liabilities (excluding current portion of debt)	59,845	39,432	33,937	8,978	6,949
Debt	103,070	3,701	3,500	23,582	26,431
Total liabilities(1)	207,992	91,153	94,365	34,615	35,645
Redeemable restricted common stock	23,002	23,002	23,002	—	—
Stockholders’ equity/net assets	289,704	371,009	323,432	1,417	1,659

(1)	Goodwill and deferred tax liabilities for 2006 and 2005 have been corrected. See note 13 to the consolidated financial statements.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company (and its predecessor) should be read in conjunction with the historical financial statements and footnotes of the Presley Business, and the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007 and January 23, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

Description of Merger Offer

Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into CKX, and as a result, CKX will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

If the Merger is completed, each share of CKX common stock will be converted into the right to receive a maximum of $13.75 in cash, without interest, subject to adjustment based on the average trading price of shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) as described below (the “Merger Consideration”).

Prior to and as a condition to the Merger, we distributed to our stockholders two shares of common stock of FXRE for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The distribution of these shares of common stock of FXRE took place on January 10, 2008. The $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the Merger will be reduced by an amount equal to 7.5% of the average of the last reported sales price of FXRE’s common stock on 20-trading days (which need not be consecutive) between February 8, 2008 and April 1, 2008, which have been selected blindly and at random by the Special Committee. The 20-trading days selected as described above will be held in escrow by an independent third party and not disclosed to any party until the close of trading on The NASDAQ Global Market on April 1, 2008, at which time the final adjustment to the cash purchase price for the merger will be calculated and disclosed publicly.

In no event will the per share purchase price for the Merger be reduced by an amount greater than $2.00 so that the minimum per share cash purchase price for each share of CKX common stock will be $11.75. The adjustment to the per share cash purchase price will only take place if FXRE’s common stock is listed and trading during the entire period from February 8, 2008 through April 1, 2008 on a national securities exchange. Shares of FXRE are listed on The NASDAQ Global Market under the symbol “FXRE.”

On February 4, 2008, FXRE filed a registration statement with the Securities and Exchange Commission with respect to an offer to its stockholders of the right to purchase one share of FXRE common stock at a price of $10 per share for every two shares of FXRE common stock held on a to-be-determined record date. FXRE’s stockholders who received their shares from Flag Luxury Properties, LLC have waived their right to participate in this rights offering. In the event that FXRE completes the rights offering at the $10 per share price and for total proceeds of not less than $90.0 million, under the terms of the Merger agreement the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the average trading price of the FXRE common stock over the 20 randomly selected trading days described above. FXRE has entered into agreements with Mr. Sillerman and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., principal stockholders of FXRE, for them to purchase shares in the rights offering that are not otherwise subscribed for by FXRE other stockholders at the same $10 per share price offered to other stockholders, which, in conjunction with their exercise of their own rights, would result in gross proceeds to FXRE in excess of the $90 million threshold described above.

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of the shares of common stock of FXRE (as described below) to CKX’s stockholders and stockholders of the Company holding no more than 7.5% of the outstanding Common Stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing, however, upon termination due to a failure of 19X to obtain necessary financing 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007, August 1, 2007, September 28, 2007 and January 24, 2008.

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

For risks related to the merger transaction, please see Item 1A. Risk Factors — Risks Related to the Merger Transaction — The Failure to Complete the Merger Could Adversely Affect the Business, Prospects, Results of Operations or Stock Price of the Company.”

Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX. Mr. Sillerman is also the Chairman and Chief Executive Officer of FXRE.

Approval Process

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with 19X, who abstained) unanimously approved the Merger Agreement and recommended that our stockholders adopt the Merger Agreement and approve the Merger. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered an opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s Common Stock is fair from a financial point of view to such holders (other than holders of Common Stock that are affiliated with Parent). On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).

Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

Investment in FX Luxury Realty

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FX Luxury Realty, LLC (“FXLR”). The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.1 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Park Central Property and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Park Central Property, closed on July 6, 2007.

License Agreements

Simultaneous with the CKX investment in FXLR, FXLR entered into a worldwide license agreement with Elvis Presley Enterprises, Inc. (“EPE”), a 85% owned subsidiary of CKX, granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXLR also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80% owned subsidiary of CKX (the “Ali Business”), granting FXLR the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

Under the terms of the license agreements, FXLR is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payment (for 2007) under the license agreement, as amended, will be due on the earlier of the completion of FXRE’s previously announced rights offering described elsewhere herein or April 1, 2008, provided that if the initial payment is made after December 1, 2007, it shall bear interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008. The 2007 royalty amount of $10.0 million has not yet been paid to the Company and the revenue was not recognized in 2007 because under the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all of the conditions of a multiple-element arrangement are met.

Dividend of FXRE shares to CKX Stockholders

June Dividend into Trusts

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

On June 18, 2007, the Company declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of FXRE (the “June Dividend Shares”) payable to CKX stockholders as of the Record Date (as defined below). The dividend was valued at approximately $50.3 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs).

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

Where appropriate, certain references to FXRE set forth in this Form 10-K for the period prior to the reorganization described above refer to FXLR, its subsidiary and the company through which CKX held its direct interest at such time.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The majority of the proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan is secured by a pledge of $5.0 million of FXRE common stock held by Mr. Sillerman and certain other members of Flag.

Additional FXRE Equity Investment

Also on September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of FXRE for a price of $1.5 million. The proceeds of this investment, together with an additional $0.5 million that was invested by Flag, will be used by FXRE for working capital and general corporate purposes.

Second FXRE Dividend into Trust

As a result of the reorganization and purchase of additional FXRE stock by CKX and Flag, CKX owned directly 25.5% of the outstanding common stock of FXRE on September 26, 2007. On September 27, 2007, pursuant to and in accordance with the amendment to the merger agreement dated September 27, CKX declared and transferred into trust for the benefit of its stockholders a dividend consisting of 23.5% of the shares of common stock of FXRE (the “Second Dividend Shares”). Upon declaration of the dividend, CKX irrevocably transferred and assigned the Second Dividend Shares to the new trust and thereafter retained no interest in or control over such shares. At such time, CKX did not declare a dividend or transfer into trust shares representing 2% of the outstanding shares of FXRE. The Second Dividend Shares were valued at approximately $40.9 million. As of December 31, 2007, CKX had an investment of $6.2 million representing its then remaining 2% ownership interest in FXRE.

January 2008 CKX Distribution of FXRE Stock

On December 21, 2007, the Company declared a dividend with respect to its remaining 2% ownership interest in FXRE and set the record date of December 31, 2007 for the distribution of all of the shares of FX Real Estate and Entertainment Inc. stock held by CKX and the three Distribution Trusts to CKX stockholders. The Company reflected a pre-tax gain of $2.2 million in 2007 on the distribution. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

On January 10, 2008, CKX and the Distribution Trusts delivered to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder pursuant to the CKX Distribution. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method. Upon the January 10, 2008 distribution described above, CKX’s ownership interest in FXRE was fully divested. The operating results of FXRE are reflected as discontinued operations in the accompanying consolidated financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

FXRE accounted for its ownership interest in the Metroflag Entities under the equity method of accounting through July 6, 2007 because it did not have control with its then 50% ownership interest. Effective July 7, 2007, with its purchase of the 50% of the Metroflag Entities that it did not already own, FXRE began consolidating the results of the Metroflag Entities.

FXRE was audited for the period from inception (May 11, 2007) to December 31, 2007. The independent registered public accounting firm’s opinion includes an explanatory paragraph about FXRE’s ability to continue as a going concern. FXRE’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully completing its rights offering or other capital event.

Affiliated Elements of Transactions

Mr. Sillerman, our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE. Mr. Sillerman owns approximately 29% of the outstanding equity of Flag Luxury Properties, which, prior to the investment in FXLR described above, owned 100% of FXLR and a 50% interest in the Metroflag Entities. Following the January 2008 Distribution, Mr. Sillerman owns approximately 30% of the outstanding common stock of FXRE. Mr. Sillerman has pledged 324,254 shares of his FXRE common stock as security for the $7 million CKX loan described above.

Thomas P. Benson, our Chief Financial Officer, also serves as Chief Financial Officer of FXRE.

Approval Process

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), (except for directors affiliated with FXLR, FXRE and Flag, who abstained) unanimously approved the license agreements and the FXLR Investment. In addition, the Special Committee, acting on authority granted to it by the Board of Directors, unanimously approved the Additional FXRE Equity Investment and the FXRE Loan. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered opinions to the Special Committee and the board of directors that as of the date of the opinion, the terms of the FXLR Investment and the licenses were fair to the holders of the Company’s common stock (other than holders of Common Stock that are affiliated with Parent) from a financial point of view. In addition, the terms of the license agreements were approved by the minority equity owners of EPE and the Ali Business.

Shared Services Agreement

We are party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provide services for FXRE, and certain of FXRE’s employees, including members of senior management, may provide services for CKX. The services to be provided pursuant to the shared services agreement are expected to include management, legal, accounting and administrative. The agreement expires on December 31, 2010 and can be extended or terminated with ninety days notice by both parties.

Charges under the shared services agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties shall use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

Because the shared services agreement with FXRE constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of our board of directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the board of directors of FXRE formed to evaluate and approve certain related party transactions.

For the year ended December 31, 2007, CKX has billed FXRE $1.0 million for services, primarily accounting and legal support, performed under the shared services agreement. These amounts have not yet been paid to the Company.

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

The Graceland Operations segment generates its primary revenue from ticket and merchandise sales and related income from public tours of Graceland as well as from the operation of Elvis Presley’s Heartbreak Hotel and the other ancillary real estate assets. Revenue from Graceland has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

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

The majority of our IDOLS related revenue is generated through agreements with our global television production and distribution partner, FremantleMedia, and our principal global record label partners Ronagold for seasons American Idol 1 through American Idol 4 and Simco for all seasons subsequent to American Idol 4. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the sixth broadcast season, which aired during our first and second fiscal quarters of 2007, we delivered 49 hours of programming compared to 45 hours of programming during the same period of 2006. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony BMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least two more seasons of American Idol (2008-2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony BMG.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the years ended December 31, 2007 and 2006.

Consolidated Operating Results Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Variance
	(Amounts in thousands)

Revenue	$266,777	$210,153	$56,624
Operating expenses	224,019	190,258	33,761
Operating income	42,758	19,895	22,863
Income tax expense	19,432	6,178	13,254
Net income	12,144	9,193	2,951

Operating income	$42,758	$19,895	$22,863
Depreciation and amortization	22,551	20,541	2,010
Non-cash compensation	1,325	1,052	273

OIBDAN	$66,634	$41,488	$25,146

Revenue growth in 2007 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming, primarily American Idol and So You Think You Can Dance, both of which saw an increase in the number of broadcast hours. Also contributing to the growth in revenue was increased licensing revenues at the Presley Business and higher attendance and spending at Graceland due in part to the commemoration of the 30th anniversary of Elvis Presley’s death. Higher operating expenses for the year ended December 31, 2007 resulted from higher overall costs at 19 Entertainment and the Presley Business to support revenue growth, higher corporate expenses and merger and distribution-related expenses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Variance
	(Amounts in thousands)

Revenue	$21,883	$13,699	$8,184
Cost of sales	(2,211)	(476)	(1,735)
Selling, general and administrative expense, excluding non-cash compensation	(7,691)	(4,326)	(3,365)

OIBDAN	$11,981	$8,897	$3,084

OIBDAN	$11,981	$8,897	$3,084
Depreciation and amortization	(2,582)	(2,582)	—
Non-cash compensation	(35)	(15)	(20)

Operating income	$9,364	$6,300	$3,064

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $4.2 million, increased royalties of $1.7 million from the release of single versions of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” and increased merchandise licensing royalties of $1.8 million. Other television and video projects offset lower publishing, record and film royalties in 2007. Royalties and licensing cost of sales increased $1.7 million due to the cost of sales of the DVD box set and cost of production for other TV and Video projects. Royalties and licensing selling, general and administrative expenses increased by $3.4 million primarily due to $2.7 million for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial, and higher legal costs for trademark work.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Variance
	(Amounts in thousands)

Revenue	$40,879	$35,081	$5,798
Cost of sales	(7,487)	(7,258)	(229)
Selling, general and administrative expense, excluding non-cash compensation	(26,220)	(23,569)	(2,651)

OIBDAN	$7,172	$4,254	$2,918

OIBDAN	$7,172	$4,254	$2,918
Depreciation and amortization	(2,089)	(1,823)	(266)
Non-cash compensation	(64)	(40)	(24)

Operating income	$5,019	$2,391	$2,628

Tour and exhibit revenue of $14.8 million in 2007 accounted for $1.8 million of the increase in Graceland Operations revenue. This increase resulted from a 10.5% increase in attendance to 612,541 in 2007 from 554,193 in 2006. 2007 attendance was higher due in part to an increase in visitors in August for the commemoration of the 30th anniversary of Elvis Presley’s death. In addition, attendance in the first half of 2006 was depressed by the lingering affects on tourism in the region of Hurricane Katrina. Retail operations revenue of $15.5 million in 2007 accounted for $1.6 million of the overall increase in revenue. The increase was the result of the increase in attendance and an increase in total per visitor spending of 9.5% in part due to the 30th anniversary events, partially offset by a decline of $0.6 million in revenue due to a change in 2007 in mail order retail sales to a commission-based operation.

Other revenue of $10.6 million increased by $2.4 million in 2007 over 2006 due primarily to $2.0 million of revenue related to 30th anniversary commemoration events, including the Elvis 30th anniversary concert, higher hotel revenue ($0.6 million) and higher rental revenue ($0.8 million) partially due to the operations of newly purchased ancillary real estate assets adjoining Graceland, offset by $1.2 million of revenue in 2006 from ticket sales from the non-recurring Elvis the Concert performed in Australia, New Zealand and Thailand in October 2006.

Graceland Operations cost of sales increased $0.2 million in 2007 compared to 2006 due to the production of the 30th anniversary concert of $0.8 million and increased retail operations revenue and higher costs based on exhibit attendance of $0.3 million offset by $0.9 million of costs associated with Elvis the Concert in 2006. Graceland Operations selling, general and administrative expenses increased $2.7 million primarily due to $0.6 million of increased advertising, $0.4 million of costs related to 30th anniversary commemoration events, $0.9 million due to the impact of additional headcount added in 2007 and late 2006, and $0.8 million in costs to operate the newly acquired ancillary real estate assets.

19 Entertainment

Revenue for 19 Entertainment was $193.0 million for the year ended December 31, 2007, an increase of $41.7 million, or 28%, over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $15.9 million, were $142.7 million, an increase of $19.6 million, or 16%, over the prior period.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the year ended December 31, 2007 and 2006:

Year Ended December 31, 2007	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$83,859	$(20,647)	$63,212
Other IDOLS television programs (including license fees and sponsorship)	15,837	(385)	15,452
So You Think You Can Dance and other television productions	54,154	(45,352)	8,802
Recorded music, management clients and other	39,112	(12,056)	27,056

	$192,962	$(78,440)	$114,522
Selling, general and administrative expenses, excluding non-cash compensation			(46,797)
Other costs			(308)

OIBDAN			$67,417

OIBDAN			$67,417
Depreciation and amortization			(16,916)
Non-cash compensation			(247)

Operating income			$50,254

Year Ended December 31, 2006	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$67,710	$(20,499)	$47,211
Other IDOLS television programs (including license fees and sponsorship)	8,605	(77)	8,528
So You Think You Can Dance and other television productions	38,240	(31,335)	6,905
Recorded music, management clients and other	36,663	(18,432)	18,231

	$151,218	$(70,343)	$80,875
Selling, general and administrative expenses, excluding non-cash compensation			(34,730)
Other costs			(2,669)

OIBDAN			$43,476

OIBDAN			$43,476
Depreciation and amortization			(15,195)
Non-cash compensation			(220)

Operating income			$28,061

The revenue increase of $41.7 million in the year ended December 31, 2007 over 2006 is primarily due to an increase in revenue from American Idol, other Idols programming and So You Think You Can Dance. American Idol 6 aired 49 series hours in the U.S. in 2007 while American Idol 5 aired 45 series hours in the U.S. in the comparable 2006 period. The additional hours of programming along with an increase in guaranteed license fees accounted for approximately $5.0 million of higher revenue. Additionally, 19 Entertainment recognized higher foreign syndication and format sales revenue in 2007 reflecting higher syndication and sponsorship revenue in certain foreign markets and changes in the timing of sales. The year over year performance of American Idol was slightly offset by a less successful tour in 2007. Revenue for So You Think You Can Dance increased due to the timing of and increase in foreign syndication sales and format fees and the broadcast of an additional 1.5 hours in 2007 as compared to 2006. Management revenue increased due to several new projects including promotions with the Spice Girls reunion tour, which more than offset a decline in music revenues.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $19.6 million in 2007 over the prior period primarily due to higher costs associated with So You Think You Can Dance, increased foreign syndication sales, costs for several television pilots and higher selling, general and administrative expenses, including travel expenses, partially offset by decreased music royalty expenses. Other costs of $0.3 million and $2.7 million for 2007 and 2006, respectively, represent foreign exchange losses generated at 19 Entertainment from transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar. The $1.7 million increase in depreciation and amortization expense in 2007 is primarily due to foreign exchange movements as the 19 Entertainment intangible assets that are denominated in U.K. pound sterling.

Ali Business

The Ali Business contributed $6.2 million and $4.1 million in revenue in 2007 and 2006, respectively. The revenue increase is primarily due to the inclusion of the full year in 2007 due to the acquisition of the Ali Business in April 2006 and more frequent memorabilia signings by Mr. Ali. Operating expenses for the period were $3.4 million and $2.7 million, respectively. OIBDAN was $2.8 million and $1.5 million, respectively, for the year ended December 31, 2007 and 2006.

Corporate and Other

MBST

MBST contributed $4.9 million and $6.1 million in revenue for the year ended December 31, 2007 and 2006, respectively. The revenue decrease of $1.2 million is primarily due to fewer significant client projects compared to the prior year and the impact of the writers’ strike in the latter part of the year. Operating expenses for the same periods, including acquisition-related amortization expenses of $0.8 million and $0.7 million, respectively, were $6.0 million and $5.9 million, respectively. OIBDAN was $(0.2) million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $18.2 million and $15.2 million in the years ended December 31, 2007 and 2006, respectively. The increase of $3.0 million reflects increased employee and legal costs.

Merger and distribution-related costs incurred in 2007 of $5.3 million primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger, the cost of the fairness opinions and related legal and accounting costs.

During the year ended December 31, 2006, the Company incurred $3.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Interest Income/Expense, net

The Company had interest expense of $5.6 million and $1.2 million in 2007 and 2006, respectively. The increase in interest expense in 2007 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $1.6 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.

Other Income (Expense)

Other income of $2.2 million in 2007 is primarily a gain recorded on the distribution of the final 2% ownership interest in FXRE to the Company’s shareholders. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

Other expense of $3.3 million for the year ended December 31, 2006 relates to foreign exchange losses generated as a result of short-term intercompany loans between 19 Entertainment and the parent company that were denominated in U.S. dollars. The 2006 loans were settled through the declaration of an intercompany dividend before the end of the year.

Income Taxes

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $19.4 million. The provision reflects an effective tax rate of 47.4%. The tax provision is comprised of $5.9 million federal income tax, $2.6 million state & local income tax, and $10.9 million of foreign income tax (predominantly relating to the United Kingdom). The effective tax rate differs from the federal statutory rate of 35% primarily due to state and local taxes, the capitalizing of certain deal costs, and recognition of income on the repatriation of cash from our UK subsidiary and other permanent items.

For the year ended December 31, 2006, the Company’s effective tax rate was 36.7%. The Company recorded a provision for income taxes of $6.2 million comprised of federal, state and local and foreign taxes.

The increase in the 2007 effective tax rate as compared with the 2006 effective tax rate of the same period relates primarily to: 1) no reduction to the valuation allowance and 2) non-deductible privatization transaction costs, offset by 1) lower state, local and foreign taxes and 2) a smaller gain recognition on the income on the repatriation of cash from our UK subsidiary.

The Company, based on advice of tax counsel, structured the distribution of its interest in FXRE in a manner which it believes will result in the distribution creating minimal additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution is determined, the Company could be required to recognize taxable income related to the distribution.

A portion of the Company’s long-term deferred tax asset reversed during 2007. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill of $5.0 million. In addition, the change in the New York, Michigan and United Kingdom tax laws resulted in a reduction to the effective tax rate applied to the deferred tax items. This resulted in a decrease to the net deferred amount.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. See the Tax Footnote within the consolidated financial statement for greater detail on FIN 48.

The Company recognizes accrued interest and penalties related to uncertain tax positions through income tax expense.

New York State has commenced an audit of 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. Aside from New York State, there are no other federal, state or city audits in process as of December 31, 2007. Open tax years related to federal filings are for the years ended December 31, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not expected to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historical 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $1.6 million and $0.7 million of earnings in unconsolidated affiliates for the years ended December 31, 2007 and 2006, respectively, reflecting primarily the Company’s investment in Beckham Brands Limited. The increase is a result of higher Beckham Brands Limited income, principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

Minority Interest

Minority interest expense of $2.6 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Discontinued Operations

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. The operating results of FXRE are reflected as discontinued operations in the accompanying consolidated financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial of Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

			Predecessor
	CKX	CKX	Presley
	Year	Year	January 1,
	Ended	Ended	2005 to
	December 31,	December 31,	February 7,	Combined
	2006	2005	2005	Total	Variance
	(Amounts in thousands)
Revenue	$210,153	$120,605	$3,442	$124,047	$86,106
Operating expenses	190,258	123,457	2,980	126,437	63,821
Operating income (loss)	19,895	(2,852)	462	(2,390)	22,285
Income tax expense	6,178	855	152	1,007	5,171
Net income (loss)	9,193	(5,904)	195	(5,709)	14,902

Operating income (loss)	$19,895	$(2,852)	$462	$(2,390)	$22,285
Depreciation and amortization	20,541	14,910	126	15,036	5,505
Non-cash compensation	1,052	731	—	731	321

OIBDAN	$41,488	$12,789	$588	$13,377	$28,111

The 2006 results reflect a full year of results for 19 Entertainment and MBST as well as the results for the Ali Business from the date of its acquisition on April 10, 2006. In addition, revenue growth in 2006 was driven by 19 Entertainment, which benefited from the continued success and growth of its television programming, primarily American Idol, which reflects the new Fox agreement entered into in 2005, and So You Think You Can Dance, which reflects an increase in the number of broadcast hours. Higher operating expenses for the year ended December 31, 2006 resulted from higher overall costs at 19 Entertainment to support the revenue growth and a full year of amortization expense related to acquired intangible assets, offset by a decrease in overall costs at the Presley Business.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2006 and 2005 (combined, as previously described):

		2005
	2006	combined	Variance
	(Amounts in thousands)

Revenue	$13,699	$21,172	$(7,473)
Cost of sales	(476)	(5,503)	(5,027)
Selling, general and administrative expense, excluding non-cash compensation	(4,326)	(5,419)	(1,093)

OIBDAN	$8,897	$10,250	$(1,353)

OIBDAN	$8,897	$10,250	$(1,353)
Depreciation and amortization	(2,582)	(3,040)	458
Non-cash compensation	(15)	(6)	(9)

Operating income	$6,300	$7,204	$(904)

The decrease in royalties and licensing revenue was largely due to $5.7 million of revenue generated in 2005 from the television broadcast of “Elvis by the Presleys,” and the release of a related DVD and book. The remaining decrease reflects $2.4 million in lower royalties in 2006 compared to 2005 from the sales of DVDs of the “Aloha from Hawaii” and “’68 Special” concerts which were re-released in 2004, license fees of $0.7 million in 2005 for a separate television miniseries and a decline in revenue from commercials and other projects of $0.4 million. Partially offsetting these revenue declines was the receipt of $0.6 million from a royalty audit settlement with Sony BMG in 2006, increased merchandise licensing royalties of $0.7 million and $0.4 million in revenue from other new DVD releases.

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

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2006 and 2005 (combined, as previously described):

		2005
	2006	combined	Variance
	(Amounts in thousands)

Revenue	$35,081	$30,358	$4,723
Cost of sales	(7,258)	(6,426)	832
Selling, general and administrative expense, excluding non-cash compensation	(23,569)	(19,094)	4,475

OIBDAN	$4,254	$4,838	$(584)

OIBDAN	$4,254	$4,838	$(584)
Depreciation and amortization	(1,823)	(1,473)	(350)
Non-cash compensation	(40)	(5)	(35)

Operating income	$2,391	$3,360	$(969)

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

Liquidity and Capital Resources

Revolving Credit Facility — On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly- owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXLR and the subsequent distribution to the Company’s stockholders of the Company’s equity interest in FXRE. As of December 31, 2007, the Company had drawn down $100 million on the Credit Facility, with the proceeds used for the investment in FXLR. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bears interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility bears interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement was 6.76% as of December 31, 2007. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

The Company was in compliance with all loan covenants as of December 31, 2007.

Cash Flow for the Years Ended December 31, 2007, 2006 and 2005

Operating Activities

Net cash provided by operating activities was $40.7 million for the year ended December 31, 2007, reflecting net income of $12.1 million, which includes depreciation and amortization expenses of $22.6 million, discontinued operations of $8.4 million and the impact of seasonal changes in working capital levels.

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

Investing Activities

Net cash used in investing activities was $122.8 million for the year ended December 31, 2007 primarily reflecting the amount, including transaction costs, paid for the investment in FXRE of $103.7 million, the loan to FXRE of $6.0 million and capital expenditures of $11.4 million related primarily to the purchase of additional land adjacent to Graceland.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding services to the Company. This vendor is owned by several individuals who collectively own less than one percent of our outstanding common stock. The loan bears interest, payable monthly, at 10% per annum, which has been paid currently through December 31, 2007. The borrowers are required to make principal payments, beginning in February 2009 in an amount equal to 50% of the vendor’s cash flow, as defined; the maturity date of the loan is August 2012. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement in 2007. The Company also entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.2 million was expensed under the agreement in 2007. The consulting agreement may be terminated by either party upon sixty days notice.

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

Financing Activities

Cash provided by financing activities was $95.9 million for the year ended December 31, 2007. The Company borrowed $100.0 million under its revolving credit facility to fund the FXLR acquisition and received $0.2 million of net proceeds from warrant exercises. The Company made distributions to minority interest shareholders of $1.8 million, principal payments on notes payable of $0.6 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock. During the year ended December 31, 2007, the Company made payments of $0.1 million for costs associated with amending the revolving credit facility.

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

Uses of Capital

At December 31, 2007, the Company had $103.1 million of debt outstanding and $50.9 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for 2008, including land purchases in the vicinity around Graceland, will total approximately $3.5 million. We estimate that we will incur expenditures for the development of the Elvis Cirque du Soleil Las Vegas show of approximately $5.0 million in 2008. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company. FXRE is expected to fund the cost of any new hotels and related meeting facilities built at Graceland pursuant to the terms of the license agreement it has entered into with EPE.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These employment agreements typically contain provisions that allow us to terminate the contract with good cause

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The new Elvis Presley show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the new Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company expects to incur expenses of approximately $5.0 million in connection with the show in 2008.

We expect to incur substantial additional legal and other costs related to the Merger.

The scheduled maturities as of December 31, 2007 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements, guaranteed minimum distributions to The Promenade Trust and The Muhammad Ali Family Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter		Total
				(In thousands)

Debt (including interest at current rates)	$7,569	$7,373	$7,310	$103,217	$550	$550		$126,569
Non-cancelable operating leases	4,427	4,414	3,627	2,875	2,938	3,987		22,268
Employment contracts	16,071	15,658	4,178	1,427	560	1,167		39,061
Guaranteed minimum distributions	1,700	1,700	1,700	1,700	1,700		(a)	8,500
19 Entertainment put right	—	—	—	—	—	22,039	(b)	22,039
Series B convertible preferred stock dividend	1,826	1,826	1,826	1,826	1,826		(c)	9,130
MBST contingent consideration	—	—	—	—	—	—	(d)	—
MAE contingent consideration	—	—	—	—	—	—	(e)	—
Tax reserve (Fin 48)	193	—	—	—	—	—		193

Total	$31,786	$30,971	$18,641	$111,045	$7,574	$27,743		$227,760

(a)	We are required to make guaranteed minimum distributions to the minority interest shareholder of at least $1.2 million annually for as long as the minority interest shareholder continues to own 15% of the Presley Business. We are also required to make guaranteed minimum distributions to the minority interest shareholder of at least $0.5 million annually for as long as the minority interest shareholder continues to own 20% of the Ali Business.

(b)	We have granted to the former holders of capital stock of 19 Entertainment the right, during a short period beginning March 17, 2011, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above.

(c)	We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)	The sellers of MBST may receive up to 150,000 additional restricted shares of common stock upon satisfaction of certain performance thresholds during the period ending August 9, 2010.

(e)	The Ali Trust has the right to receive an additional 5% membership interest in the Ali Business effective as of the end of the calendar year in which the total compound internal rate of return to the Company on its initial $50 million investment equals or exceeds (i) 30% on a cumulative basis during the period ending April 10, 2011 or (ii) 25% on a cumulative basis for any period commencing on the acquisition date and ending at any time after April 10, 2011. The Ali Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on the fifth anniversary of the acquisition at a price based on the then current fair market value.

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

Investment in FXRE

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXLR did not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company consolidated FXRE based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it did not own through the date of the September dividend. Through July 6, 2007, FXRE accounted for its interest in the Metroflag Entities under the equity method of accounting because it did not have control with its then 50% ownership interest. Subsequent to July 6, 2007 (the date of the purchase of the 50% of the entities that collectively own the Park Central Property that it did not already own) through the date of the September dividend, FXRE consolidated the Metroflag Entities. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, CKX ownership interest was reduced to 2% of the outstanding equity of FXRE. Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method because the Company had no significant continuing involvement.

The operating results of FXRE are reflected as discontinued operations in the accompanying consolidated financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances, as adjusted for anticipated returns, are recognized in accordance with Statement of Financial Accounting Standards Statement (“SFAS”) No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”) and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized based on management’s judgment that past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Our management determines the recoverability of artist advances and recoupable recording costs on an artist-by-artist basis based on the success of prior records and projects and costs are only capitalized if the artist has developed a track record of success. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident.

Goodwill and Other Intangible Assets

Significant estimates and assumptions are made by management in the allocation of fair values to assets acquired and liabilities assumed in business combinations. The excess of the purchase price over the fair values of assets acquired and liabilities assumed are allocated to goodwill. Elements of the purchase price that meet the requirements in SFAS No. 141, Business Combinations, are valued as intangible assets upon acquisition. The significant assumptions used in these valuations include the duration or useful life of the assets, growth rates and amounts of future cash flows for each income stream. To determine these factors, management specifically makes assumptions regarding the future economic outlook for the industry, risks involved in the business and the impact of competition and technological changes.

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

The Company performed its impairment assessment on long-lived assets, including intangible assets and goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed as of October 1, 2007, the date of its assessment.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. See note 13 within the consolidated financial statements.

The Company accounts for income taxes in accordance with SFAS 109, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

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

Share-Based Payments

In accordance with SFAS 123R, Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. We estimated the expected lives of the options granted using an estimate of anticipated future employee exercise behavior, which is partly based on the vesting schedule. We estimated forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of adopting SFAS 157 on its financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not completed its assessment of the impact of adopting SFAS 160 on its financial statements. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $103.1 million of total debt outstanding at December 31, 2007, of which $100.0 million was variable rate debt.

Any additional borrowings under the Company’s revolving credit facility commitment would also be variable rate debt and the Company would therefore have exposure to interest rate risk. Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the year ended December 31, 2007 would have decreased by approximately $1.0 million.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the year ended December 31, 2007 would have decreased by approximately $3.2 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of December 31, 2007, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

Page

CKX, Inc.
Reports of Independent Registered Public Accounting Firms	60
Consolidated Balance Sheets at December 31, 2007 and 2006	63
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, and Combined Statements of Operations for the period January 1, 2005 to February 7, 2005 (Predecessor)	64
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005, and Combined Statements of Cash Flows for the period January 1, 2005 to February 7, 2005 (Predecessor)	65
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	67
Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CKX, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the internal control over financial reporting of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 3, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/  Deloitte & Touche LLP

New York, New York
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying combined statements of operations and cash flows related to the net assets acquired from Promenade Trust (the Presley Business) for the period January 1, 2005 to February 7, 2005. These financial statements are the responsibility of the Presley Business management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Presley Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Presley Business’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of operations and cash flows of the Presley Business for the period January 1, 2005 to February 7, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Memphis, Tennessee
March 13, 2006

CKX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	In thousands, except per share and share information

ASSETS
Current assets:
Cash and cash equivalents	$50,947	$36,610
Receivables, net of allowance for doubtful accounts of $832 at December 31, 2007 and $457 at December 31, 2006	42,231	23,364
Due from related party	999	—
Inventories, net of allowance for obsolescence of $627 at December 31, 2007 and $636 at December 31, 2006	2,092	2,192
Prepaid expenses and other current assets	5,337	2,758
Prepaid income taxes	—	7,014
Investment in FXRE	6,175	—
Deferred tax assets	1,293	760

Total current assets	109,074	72,698
Property and equipment — net	43,989	35,329
Receivables	1,607	1,274
Loans to related parties	7,931	—
Deferred production costs	635	—
Other assets	19,223	20,394
Goodwill	160,454	158,418
Other intangible assets — net	181,872	199,805
Deferred tax assets	670	1,199

TOTAL ASSETS	$525,455	$489,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,987	$8,121
Accrued expenses	20,448	16,831
Accrued dividend	6,175	—
Current portion of long-term debt	652	631
Income taxes payable	6,226	—
Other current liabilities	—	1,988
Deferred revenue	12,009	12,492

Total current liabilities	60,497	40,063
Long-term liabilities:
Long-term debt	102,418	3,070
Deferred revenue	2,778	2,566
Other long-term liabilities	4,216	4,359
Deferred tax liabilities	38,083	41,095

Total liabilities	207,992	91,153

Minority interest	4,757	3,953
Redeemable restricted common stock — 1,672,170 shares outstanding at December 31, 2007 and 2006	23,002	23,002
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B-1,491,817 shares outstanding	22,825	22,825
Series C-1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,402,757 shares issued and outstanding at December 31, 2007 and 94,237,075 issued and outstanding at December 31, 2006	954	942
Additional paid-in-capital	374,665	373,115
Accumulated deficit	(123,746)	(36,562)
Accumulated other comprehensive income	15,006	10,689

Total stockholders’ equity	289,704	371,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,455	$489,117

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

STATEMENTS OF OPERATIONS

				Combined
				Predecessor
	Consolidated			Company (1)
	Year Ended	Year Ended	Year Ended	January 1 to
	December 31,	December 31,	December 31,	February 7,
	2007	2006	2005	2005
	(In thousands, except per share and share information)
Revenue	$266,777	$210,153	$120,605	$3,442
Operating expenses:
Cost of sales	90,073	79,893	50,533	423
Selling, general and administrative expenses	87,672	68,760	44,477	2,431
Corporate expenses	18,156	15,236	11,362	—
Depreciation and amortization	22,551	20,541	14,910	126
Merger and distribution-related costs	5,259	—	—	—
Acquisition-related costs	—	3,159	—	—
Other costs	308	2,669	2,175	—

Total operating expenses	224,019	190,258	123,457	2,980

Operating income (loss)	42,758	19,895	(2,852)	462
Interest income	1,644	1,406	1,797	—
Interest expense	(5,590)	(1,166)	(4,617)	(115)
Write-off of unamortized deferred loan costs	—	—	(1,894)	—
Other income (expense)	2,181	(3,323)	2,970	—

Income (loss) before income taxes, equity in earnings of affiliates and minority interest	40,993	16,812	(4,596)	347
Income tax expense	19,432	6,178	855	152

Income (loss) before equity in earnings of affiliates and minority interest	21,561	10,634	(5,451)	195
Equity in earnings of affiliates	1,566	686	843	—
Minority interest	(2,553)	(2,127)	(1,296)	—

Income (loss) from continuing operations	20,574	9,193	(5,904)	195
Loss from discontinued operations	(8,430)	—	—	—

Net income (loss)	12,144	9,193	(5,904)	195
Dividends on preferred stock	(1,824)	(1,824)	(1,632)	—
Accretion of beneficial conversion feature	—	—	(17,762)	—

Net income (loss) available to common shareholders	$10,320	$7,369	$(25,298)	$195

Basic income (loss) per share:
Income (loss) from continuing operations	$0.21	$0.10	$(0.08)
Discontinued operations	(0.08)	—	—
Dividends on preferred stock	(0.02)	(0.02)	(0.02)
Accretion of beneficial conversion feature	—	—	(0.25)

Basic income (loss) per share	$0.11	$0.08	$(0.35)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.21	$0.10	$(0.08)
Discontinued operations	(0.08)	—	—
Dividends on preferred stock	(0.02)	(0.02)	(0.02)
Accretion of beneficial conversion feature	—	—	(0.25)

Diluted income (loss) per share	$0.11	$0.08	$(0.35)

Average number of common shares outstanding:
Basic	96,901,172	92,529,152	71,429,858
Diluted	96,991,441	93,555,201	71,429,858

(1)	Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

STATEMENTS OF CASH FLOWS

				Combined
				Predecessor
	Consolidated			Company(1)
	Year Ended	Year Ended	Year Ended	January 1 to
	December 31,	December 31,	December 31,	February 7,
	2007	2006	2005	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,144	$9,193	$(5,904)	$195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,551	20,541	14,910	126
Impact on cash of discontinued operations	8,430	—	—	—
Unrealized foreign currency gains and losses	308	3,996	—	—
Share-based payments	1,325	1,052	731	—
Minority interest	2,553	2,127	1,296	—
Equity in earnings of affiliates, net of cash received	482	(988)	(805)	—
Gain on distribution	(2,225)	—	—	—
Deferred income taxes	(1,802)	(2,009)	123	—
Non-cash interest expense	654	390	—	—
Provision for accounts receivable allowance	588	450	7	—
Provision for inventory allowance	32	242	394	—
Foreign exchange gain on deferred purchase consideration	—	—	(2,800)	—
Changes in operating assets and liabilities:
Receivables	(21,005)	(1,677)	2,536	(566)
Inventory	68	662	(1,191)	124
Prepaid expenses	(2,579)	1,210	(1,212)	(576)
Prepaid income taxes	7,014	(5,512)	(1,477)	—
Other assets	364	(1,416)	2,815	—
Accounts payable and accrued expenses	7,456	4,376	6,436	1,048
Deferred revenue	(271)	(3,388)	4,772	1,410
Income taxes payable	4,736	(768)	240	152
Other	(143)	1,447	1,199	—

Net cash provided by operating activities	40,680	29,928	22,070	1,913
Cash flows from investing activities:
Investment in and loan to FXRE	(109,691)	—	—	—
Purchases of businesses, net of cash acquired of $1,787 and $3,501 in the years ended December 31, 2006 and 2005, respectively	—	(60,993)	(245,283)	—
Acquisition of certain assets of Elvis-themed museum	—	(3,928)	—	—
Investment in marketable securities	—	—	(80,000)	—
Proceeds from sale of marketable securities	—	42,625	37,375	—
Additions to property and equipment	(11,354)	(10,684)	(1,023)	(2)
Loan to related party	(1,750)	—	—	—

Net cash used in investing activities	(122,795)	(32,980)	(288,931)	(2)

Cash flows from financing activities:
Borrowing under revolving credit facility	100,000	—	—	—
Proceeds from exercise of warrants	244	—	—	—
Issuance of common stock	—	6,911	33,056	—
Public offering of common stock	—	—	253,000	—
Underwriting discount and other offering costs	—	—	(20,017)	—
Proceeds from Huff investment	—	—	43,819	—
Proceeds from credit facilities	—	—	148,000	—
Costs associated with Huff investment and credit facility	—	—	(3,207)	—
Debt issuance costs	(94)	(3,158)	—	—
Distributions to minority interest shareholders	(1,750)	(1,967)	(1,365)	—
Principal payments on debt	(631)	(759)	(148,000)	(185)
Dividends paid on preferred stock	(1,824)	(1,824)	(1,177)	—
Distributions to trust beneficiaries	—	—	—	(23)

Net cash provided by (used in) financing activities	95,945	(797)	304,109	(208)

Effect of exchange rate changes on cash	507	3,480	(269)	—

Net increase (decrease) in cash and equivalents	14,337	(369)	36,979	1,703

Cash and cash equivalents, beginning of period	36,610	36,979	—	201

Cash and cash equivalents, end of period	$50,947	$36,610	$36,979	$1,904

Supplemental cash flow data (in thousands):
Cash paid during the period for:
Interest	$4,535	$514	$3,254	$172
Income taxes	11,033	15,118	1,668	125

(1)	Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant prior year financial information regarding the Predecessor has been presented herein.

Supplemental Cash Flow Information:

The Company had the following non-cash investing and financing activities in the year ended December 31, 2007 (in thousands):

Dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	$91,259
Accrued dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	2,387
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2005 (in thousands):

Common stock issued for the acquisition of the Presley Business	$3,835
Series B Convertible Preferred stock issued for acquisition of the Presley Business	22,825
Issuance of Priscilla Presley Note for the acquisition of the Presley Business	3,500
Common stock and redeemable restricted common stock issued for the acquisition of 19 Entertainment	26,341
Conversion of Series A Convertible Redeemable Preferred Stock to common stock	17,762
Issuance of common shares in satisfaction of obligation to former affiliate	270
Common stock issued for the acquisition of MBST	10,123
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

											Accumulated
	Preferred Stock								Additional		Other
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2005	—	$—	—	$—	—	$—	4,283,061	$6,115	$12,249	$(18,633)	$—	$(269)
Stock issued in settlement of affiliate liability	—	—	—	—	—	—	10,000	—	270	—	—	270
Change of par value to $0.01 per share	—	—	—	—	—	—	—	(6,072)	6,072	—	—	—
Issuance of common stock	—	—	—	—	—	—	30,389,072	304	2,752	—	—	3,056
Huff investment	2,172,400	17,762	—	—	—	—	3,706,052	37	25,520	—	—	43,319
Recognition of beneficial conversion feature	—	(17,762)	—	—	—	—	—	—	17,762	—	—	—
Warrant exercises	—	—	—	—	—	—	21,517,199	215	29,785	—	—	30,000
Shares issued for acquisitions	—	—	1,491,817	22,825	1	—	1,438,868	15	17,282	—	—	40,122
Restricted shares issued to independent directors and employees	—	—	—	—	—	—	124,500	1	475	—	—	476
Shares issued to independent directors	—	—	—	—	—	—	8,813	—	117	—	—	117
Stock option expense	—	—	—	—	—	—	—	—	94	—	—	94
Conversion of Series A Preferred and accretion of beneficial conversion feature	(2,172,400)	—	—	—	—	—	6,051,253	60	17,702	(17,762)	—	—
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,632)	—	(1,632)
Public offering of common stock	—	—	—	—	—	—	23,000,000	230	232,753	—	—	232,983
Net loss	—	—	—	—	—	—	—	—	—	(5,904)	—	(5,904)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(19,200)	(19,200)

Balance at December 31, 2005	—	$—	1,491,817	$22,825	1	$—	90,528,818	$905	$362,833	$(43,931)	$(19,200)	$323,432
Warrant exercises	—	—	—	—	—	—	3,455,219	35	6,876	—	—	6,911
Shares issued for acquisitions	—	—	—	—	—	—	221,683	2	2,385	—	—	2,387
Shares issued to independent directors	—	—	—	—	—	—	16,355	—	576	—	—	576
Restricted shares issued to employees	—	—	—	—	—	—	15,000	—	70	—	—	70
Stock option expense	—	—	—	—	—	—	—	—	375	—	—	375
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,824)	—	(1,824)
Net income	—	—	—	—	—	—	—	—	—	9,193	—	9,193
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29,889	29,889

Balance at December 31, 2006	—	$—	1,491,817	$22,825	1	$—	94,237,075	$942	$373,115	$(36,562)	$10,689	$371,009
Fin 48 adjustment	—	—	—	—	—	—	—	—	—	(70)	—	(70)
Warrant exercises	—	—	—	—	—	—	1,081,889	11	233	—	—	244
Shares issued to independent directors	—	—	—	—	—	—	28,293	—	656	—	—	656
Restricted shares issued to employees	—	—	—	—	—	—	55,500	1	189	—	—	190
Stock option expense	—	—	—	—	—	—	—	—	472	—	—	472
Series B preferred dividends	—	—	—	—	—	—	—	—	—	(1,824)	—	(1,824)
Distribution of FXRE	—	—	—	—	—	—	—	—	—	(97,434)	—	(97,434)
Net income	—	—	—	—	—	—	—	—	—	12,144	—	12,144
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,317	4,317

Balance at December 31, 2007	—	$—	1,491,817	$22,825	1	$—	95,402,757	$954	$374,665	$(123,746)	$15,006	$289,704

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Overview

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

On February 7, 2005, RFX Acquisition LLC, an entity formed and controlled by Robert F.X. Sillerman, acquired a controlling interest in the Company (formerly known as Sports Entertainment Enterprises, Inc.), which had been inactive since it sold all of its assets in August 2002. Simultaneous with that transaction, the Company acquired an 85% interest in the entities which own and/or control certain content relating to Elvis Presley (the “Presley Business”). Prior to the acquisition of the Presley Business, the Company did not have any operations. As a result, the Presley Business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements for the period from January 1 — February 7, 2005 has been presented.

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

On June 1, 2007, and as amended on August 1, 2007, September 27, 2007 and January 23, 2008, CKX entered into an agreement to be acquired by 19X, Inc., a company controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and Simon R. Fuller, a director of the Company and the Chief Executive Officer of the Company’s subsidiary, 19 Entertainment Limited. This transaction is described below in more detail under Note 2, titled “Merger Agreement.”

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

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007 and January 23, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Prior to and as a condition to the merger, CKX distributed to its stockholders two shares of common stock of FXRE for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The distribution of these shares of common stock of FXRE took place on January 10, 2008. The $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the merger will be reduced by an amount equal to 7.5% of the average of the last reported sales price of FXRE’s common stock on 20-trading days (which need not be consecutive) between February 8, 2008 and April 1, 2008, which have been selected blindly and at random by the Special Committee. The 20-trading days selected as described above will be held in escrow by an independent third party and not disclosed to any party until the close of trading on The NASDAQ Global Market on April 1, 2008, at which time the final adjustment to the cash purchase price for the merger will be calculated and disclosed publicly.

In no event will the per share purchase price for the merger be reduced by an amount greater than $2.00 so that the minimum per share cash purchase price for each share of CKX common stock will be $11.75. The adjustment to the per share cash purchase price will only take place if FXRE’s common stock is listed and trading during the entire period from February 8, 2008 through April 1, 2008 on a national securities exchange. Shares of FXRE are listed on The NASDAQ Global Market under the symbol “FXRE.”

On February 4, 2008, FXRE filed a registration statement with the Securities and Exchange Commission with respect to an offer to its stockholders of the right to purchase one share of FXRE common stock at a price of $10 per share for every two shares of FXRE common stock held on a to-be-determined record date. FXRE’s stockholders who received their shares from Flag Luxury Properties, LLC have waived their right to participate in this rights offering. In the event that FXRE completes the rights offering at the $10 per share price and for total proceeds of not less than $90.0 million, under the terms of the merger agreement the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the average trading price of the FXRE common stock over the 20 randomly selected trading days described above. FXRE has entered into agreements with Mr. Sillerman and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., principal stockholders of FXRE, for them to purchase shares in the rights offering that are not otherwise subscribed for by FXRE other stockholders at the same $10 per share price offered to other stockholders, which, in conjunction with their exercise of their own rights, would result in gross proceeds to FXRE in excess of the $90 million threshold described above.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subisidiary of CKX. Mr. Sillerman is also the Chairman and Chief Executive Officer of FXRE.

3.	Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

During 2007, the Company engaged in a series of transactions with FXRE and FX Luxury Realty, LLC (“FXLR”), each of which is described below.

FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, referred to herein as the Park Central Property. The Park Central Property is currently occupied by a motel and several commercial and retail tenants. FXRE intends to redevelop the Park Central Property into a hotel, casino, entertainment, retail, commercial and residential project, as contemplated by the license agreement described below. As described elsewhere herein, FXLR, recently entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc., and Muhammad Ali Enterprises LLC, an 80%- owned subsidiary of CKX, which allow FXLR to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. FXRE currently anticipates that the development of the Park Central Property will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants FXLR the right to develop one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee. In addition to the Park Central Property and the development of one or more Elvis Presley-themed hotels at or near Graceland in Memphis, Tennessee, FXRE intends to develop hotels and attractions worldwide, including Elvis Presley and Muhammad Ali themed projects pursuant to the aforementioned license agreements.

FXRE, through direct and indirect wholly owned subsidiaries, also owns 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado.

Investment in FX Luxury Realty

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FXLR. The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.1 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Park Central Property and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Park Central Property, closed on July 6, 2007.

License Agreements

Simultaneous with the CKX investment in FXLR, FXLR entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., an 85% owned subsidiary of CKX (“EPE”), granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the license agreements, FXLR is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 is $10.0 million. The initial payments under the license agreements were due on December 1, 2007. As the initial payments will be made after December 1, 2007, however, FXRE will be required to pay us interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment is made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 royalty amount of $10.0 million has not yet been paid to the Company.

In 2007, FXRE recorded royalty expense of $10 million, representing the guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue as, per the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all the conditions of a multiple-element arrangement are met. The FXRE royalty expense was not recorded.

June Dividend into Trusts

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

On June 18, 2007, the Company declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of FXRE (the “June Dividend Shares”) payable to CKX stockholders as of the Record Date (as defined below). The dividend was valued at approximately $50.3 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs).

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

Where appropriate, certain references to FXRE set forth in this Form 10-K for the period prior to the reorganization described above refer to FXLR, its subsidiary and the company through which CKX held its direct interest at such time.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan is secured by a pledge of $5.0 million of FXRE common stock held by Mr. Sillerman and certain other members of Flag, whom hold ownership interests in FXRE. As of December 31, 2007, $6.0 million of principal plus $0.2 million of interest is outstanding.

Additional FXRE Equity Investment

Also on September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of FXRE for a price of $1.5 million.

Second FXRE Dividend into Trust

As a result of the reorganization and purchase of additional FXRE stock by CKX and Flag, CKX owned directly 25.5% of the outstanding common stock of FXRE on September 26, 2007. On September 27, 2007, pursuant to and in accordance with the amendment to the merger agreement dated September 27, 2007, CKX declared and transferred into trust for the benefit of its stockholders a dividend consisting of 23.5% of the shares of common stock of FXRE (the “Second Dividend Shares”). Upon declaration of the dividend, CKX irrevocably transferred and assigned the Second Dividend Shares to the new trust and thereafter retained no interest in or control over such shares. At that time, CKX did not declare a dividend or transfer into trust shares representing 2% of the outstanding shares of FXRE but has subsequently distributed such shares to its stockholders together with the distribution of the Second Dividend Shares and the June Dividend Shares. The Second Dividend Shares were valued at approximately $40.9 million leaving CKX with an investment of $6.2 million at December 31, 2007 representing its remaining 2% ownership interest in FXRE.

January 2008 CKX Distribution of FXRE Stock

On December 21, 2007, the Company declared a dividend with respect to its remaining 2% ownership interest in FXRE and set the record date of December 31, 2007 for the distribution of all of the shares of FXRE stock held by CKX and the three Distribution Trusts to the CKX stockholders. In 2007, the Company recorded a $2.2 million gain on the distribution of the final 2% interest in FXRE to the Company’s shareholders. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

On January 10, 2008, CKX and the Distribution Trusts delivered to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder on the record date. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. Upon the January 10, 2008 distribution and the third dividend described above, CKX’s ownership interest in FXRE was fully divested and no investment will be recorded by CKX subsequent to such date. The operating results from June 1, 2007 to September 26, 2007 of FXRE are reflected as discontinued operations in

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the accompanying consolidated financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

FXRE was audited for the period from inception (May 11, 2007) to December 31, 2007 and the independent registered public accounting firm’s opinion includes an explanatory paragraph about FXRE’s ability to continue as a going concern. FXRE’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully completing its planned rights offering or other capital event.

Shared Services Agreement

We are party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provide services for FXRE, and certain of FXRE’s employees, including members of senior management, may provide services for CKX. The services to be provided pursuant to the shared services agreement are expected to include management, legal, accounting and administrative.

Charges under the shared services agreement are made on a quarterly basis and are determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties shall use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

Because the shared services agreement with CKX constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of our board of directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the board of directors of CKX formed to evaluate and approve certain related party transactions.

For the year ended December 31, 2007, CKX has billed FXRE $1.0 million for professional services, primarily accounting and legal services, performed under the shared services agreement. These amounts have not yet been paid to the Company.

4.	Summary of Significant Accounting Policies and Basis of Presentation

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Investment in FXRE

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company completed the analysis required by FIN 46R and determined that FXRE does not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company consolidated FXRE based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own through the date of the September dividend. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, CKX ownership interest was reduced to 2% of the outstanding equity of FXRE. Subsequent to September 26, 2007, the Company accounted for it’s 2% investment in FXRE under the cost method because the Company had no significant continuing involvement.

Discontinued Operations

The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The results of operations presented as discontinued operations for the period from June 1, 2007 to September 26, 2007 are summarized below (dollar amounts in thousands):

Period from
June 1, 2007 to
September 26, 2007

Revenue	$1,346
Total costs and expenses, net of minority interest share	(6,802)
Equity in losses of unconsolidated subsidiaries	(2,974)
Income taxes	—

Loss from discontinued operations, net of income taxes	$(8,430)

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $2.7 million, $2.2 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and $0.1 million for the period January 1-February 7, 2005 (Predecessor).

Property and equipment, net consisted of the following as of December 31, 2007 and 2006 :

	December 31, 2007	December 31, 2006	Useful Lives
	(In thousands)	(In thousands)

Land	$25,285	$17,512	n/a
Buildings and improvements	18,425	16,839	5-20
Equipment, furniture and fixtures	7,530	5,503	3-7

	51,240	39,854
Less: accumulated depreciation and amortization	(7,251)	(4,525)

	$43,989	$35,329

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

Revenue Recognition

Merchandising/Name, Image and Likeness Licensing Revenue:

A portion of the Company’s revenue is derived from licensing rights to third parties to sell merchandise based on intellectual property, including name, image and likeness rights and related marks. Revenue from these activities is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the licensee or buyer is fixed or determinable; and (iv) collectibility is reasonably assured. Licensing advances are deferred until earned under the licensing agreement. Licensing contracts normally provide for quarterly reporting from the licensee of sales made and royalties due. Guaranteed minimum royalties are recognized ratably over the term of the license or are based on sales of the related products, if greater.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Sponsorship Revenue:

The Company derives revenue from sponsorships associated with certain of its television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenue from a one-time event is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract from the later of the point at which: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price is fixed or determinable; and (d) collectibility is reasonably assured, or, the beginning of the license period. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances are recorded in accordance with SFAS 50, and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. The Company had capitalized artist advances of $0.8 million and $1.1 million as of December 31, 2007 and 2006, respectively.

Advertising Expense

Advertising costs are expensed as incurred except for production costs, which are deferred and expensed when advertisements run for the first time. Advertising costs charged to expense were $4.1 million, $1.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005 and $0.1 million for the period of January 1 to February 7, 2005 (Predecessor). There were no advertising costs deferred and included in prepaid expenses as of December 31, 2007. There was $0.2 million as of December 31, 2006.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 on January 1, 2007. See note 13.

Foreign Currency

The Company has operations in several foreign countries, primarily the United Kingdom. In the normal course of business these operations are exposed to fluctuations in currency values. Balance sheets of international

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Gains and losses from transactions denominated in foreign currencies are included in the statement of operations. For the years ended December 31, 2007 and 2006, the Company had foreign currency losses of $0.3 million and $2.7 million, respectively, as a result of transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar, at 19 Entertainment due to the weakening of the dollar. These losses are recorded as other costs within operating income.

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

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Equity investments of $1.3 million and $1.8 million as of December 31, 2007 and 2006, respectively, primarily related to Beckham Brand Limited, are included in other assets in the accompanying consolidated balance sheets.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in footnote 12, Share-Based Payments, the Company records compensation expense for all share-based payments (including employee stock options) based on their fair value over the requisite service period. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of adopting SFAS 157 on its financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its financial statements. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

5.	Capital Structure

In the year ended December 31, 2005, the following transactions impacted the Company’s capital structure:

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Series C Convertible Preferred Stock has been classified as permanent equity in the accompanying consolidated financial statements as the security is not redeemable and is convertible solely into one share of the Company’s common stock.

The Huff Alternative Fund, L.P. Investment

Simultaneous with the RFX Investment and the Presley Acquisition, The Huff Alternative Fund, L.P. and its affiliate (the “Huff Funds”) contributed to the Company an aggregate of $43.3 million in cash, after fees and expenses of $0.5 million, in exchange for: (i) 2,172,400 shares of Series A Convertible Redeemable Preferred Stock, (ii) 3,706,052 newly issued shares of common stock, (iii) warrants to purchase 1,860,660 shares of common stock at $1.00 per share, (iv) warrants to purchase 1,860,660 shares of common stock at $1.50 per share, and (v) warrants to purchase 1,860,661 shares of common stock at $2.00 per share (the “Huff Investment”). The Huff Investment has been allocated based on the relative fair values of the preferred stock, common stock and warrants. The fair values of common stock and Series A Convertible Redeemable Preferred Stock were based on the $13.40 closing price of the Company’s common stock on February 2, 2005, the date upon which the Huff Investment was committed and agreed to by all parties. The fair values of the warrants was based on a Black-Scholes valuation which incorporated the common stock price of $13.40, a volatility rate of 39% and a discount rate of 3.7%. The allocation of the proceeds, based on the relative fair values of the securities issued to the Huff Funds were as follows: common stock — $10.9 million; warrants — $14.7 million; and Series A Convertible Redeemable Preferred Stock — $17.8 million.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income (loss)	$12,144	$9,193	$(5,904)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,317	29,889	(19,200)

Comprehensive income (loss)	$16,461	$39,082	$(25,104)

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements. No reconciliation between net income and comprehensive income for the period January 1, 2005 to February 7, 2005 for the Predecessor is reflected in the table above because there were no adjustments between net income (loss) and comprehensive income (loss) for such period.

7.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. In addition, for the years ended December 31, 2007 and 2006, 515,000 and 440,000 shares, respectively, were excluded from the calculation of diluted earnings per share due to stock options that were anti-dilutive. Diluted loss per share for the year ended December 31, 2005 is the same as basic loss per share because the conversion of all potentially issuable common shares would be anti-dilutive. As a result, 4,297,625 shares are excluded from the calculation of diluted earnings per share for the year ended December 31, 2005.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Weighted average basic common shares outstanding (including redeemable restricted common stock)	96,901,172	92,529,152	71,429,858
Incremental shares for assumed exercise of warrants and stock options	90,269	1,026,049	—

Weighted average diluted common shares outstanding (including redeemable restricted common stock)	96,991,441	93,555,201	71,429,858

8.	Acquisitions

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

operations. The results of operations of the Presley Business are included in the results of the Company since the date of acquisition.

In March 2006, the Presley Business acquired certain assets of an Elvis-themed museum located in Las Vegas, Nevada, including certain intellectual property rights as well as a substantial portion of the memorabilia formerly on display at the establishment. The total purchase price for the assets was approximately $4.7 million, $3.9 million (including $0.1 million of transaction costs) of which was paid in cash in full at closing and $0.8 million of which was paid in the form of a three-year promissory note (see note 10). The Company paid $2.0 million for the acquired memorabilia and $2.7 million for a non-compete agreement from the former owners which is being amortized over five years. The sellers permanently closed the museum and the name of the museum has been retired as part of the Company’s overall plan to bring a world-class Elvis-themed attraction to Las Vegas.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Information

The following table summarizes pro forma financial information for the Company assuming the acquisitions of the Presley Business, 19 Entertainment, MBST and the Ali Business acquisitions and the related financing transactions had occurred on January 1, 2006 and 2005. The pro forma financial information does not necessarily represent what would have occurred if the transactions had occurred on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position:

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Intangible Assets and Goodwill

Intangible assets as of December 31, 2007 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	12.1 years	$28,900	$(5,408)	$23,492
Other Presley intangible assets	14.2 years	13,622	(3,990)	9,632
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	4.3 years	80,879	(30,930)	49,949
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	1.5 years	16,898	(11,347)	5,551
MBST artist contracts, profit participation rights and other intangible assets	3.9 years	4,270	(1,786)	2,484

		$144,569	$(53,461)	$91,108

The gross carrying amount of intangible assets of $144.6 million in the table above differs from the amount of $142.2 million in the table below due primarily to foreign currency movements of $2.4 million.

Balance at
December 31,
2007

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

Amortization expense for definite lived intangible assets was $19.8 million, $18.4 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the projected annual

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows:

Years Ending December 31,	(In thousands)

2008	$18,800
2009	17,100
2010	16,300
2011	15,100
2012	5,700

Goodwill as of December 31, 2007 consists of (dollar amounts in thousands):

		2007
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	December 31,
	2006	Adjustment	Adjustments	2007

Presley royalties and licensing	$14,413	$—	$—	$14,413
Presley Graceland operations	10,166	—	—	10,166
19 Entertainment	123,742	2,390	(4,804)	121,328
MBST	10,097	—	—	10,097
Ali Business	—	—	4,450	4,450

Total	$158,418	$2,390	$(354)	$160,454

The implementation of FIN 48 resulted in an increase in goodwill of $0.2 million as of January 1, 2007. The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $5.0 million in 2007. The finalization of the Company’s purchase price allocation for the Ali Business resulted in a $4.5 million increase in goodwill and a corresponding increase to deferred tax liabilities in the year ended December 31, 2007.

The balance of goodwill as of December 31, 2006 has been adjusted to reflect corrections in the original purchase price allocation. (See Note 13).

10.	Debt

At December 31, 2007, the Company had $2.8 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2013.

At December 31, 2007, the Company had $0.3 million outstanding under a note issued in connection with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.

The carrying amount of the Company’s debt approximates fair value.

On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. On June 1, 2007, the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of half of the Company’s equity interest in FXRE. As of December 31, 2007, the Company had drawn down $100.0 million on the Credit Facility and used the proceeds for the investment in FXRE. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100.0 million outstanding at December 31,

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2007 bears interest at LIBOR plus 150 basis points; the effective interest rate is 6.76% at December 31, 2007. The Company paid $0.1 million of fees in connection with amending the revolving credit agreement. Deferred financing fees are included in other assets on the accompanying consolidated balance sheet and will be amortized over the remaining term of the agreement, which ends on May 24, 2011. On September 27, 2007 the Company amended the Credit Facility to permit the distribution of its remaining shares in FXRE to CKX stockholders.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all loan covenants as of December 31, 2007.

The scheduled repayments of debt outstanding as of December 31, 2007, are as follows:

Years Ending December 31,	(In thousands)

2008	$652
2009	485
2010	446
2011	100,470
2012	495
Thereafter	522

$103,070

11.	Stockholders’ Equity

During 2007, 1,096,377 warrants with an exercise price of $2.00 per share were exercised. Of these, warrants representing 121,314 shares of common stock were exercised for cash resulting in cash proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a net cash settlement feature which resulted in the issuance of 813,227 shares of common stock. During 2007, 500,000 warrants with an exercise price of $10.00 per share were exercised pursuant to a net cash settlement feature which resulted in the issuance of 147,348 shares of common stock. The Company has no outstanding warrants as of December 31, 2007.

12.	Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. The Company issued 28,293, 16,355 and 8,813 shares to independent directors as compensation in the years ended December 31, 2007, 2006, and 2005, respectively. Shares available for future grants under the 2005 Plan were 3,242,706, 3,395,332 and 3,605,187 at December 31, 2007, 2006 and 2005, respectively.

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

In June 2005, 75,000 shares of restricted common stock were granted to two independent directors. These grants were in consideration for services provided in connection with the Company’s public offering of common stock that went beyond the normal requirements of serving as a director or on a committee of the board of directors as well as for the commitment of each of the individuals to continue to serve as chairmen of board committees and

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

serve on the board of directors for a five year period. The total value of the award, based on the offering price of $11.00 per share, was $0.8 million. $0.2 million was charged to non-cash compensation expense at the date of grant, representing the portion deemed compensation for the additional time commitment to the stock offering. The remaining $0.6 million is being recognized ratably over the remaining five-year requisite service period.

The Company issued 55,500 restricted shares to employees valued at $0.7 million at the dates of grant, 15,000 restricted shares to employees valued at $0.2 million at the dates of grant and 7,500 restricted shares valued at $0.1 million at the dates of grant in the years ended December 31, 2007, 2006 and 2005, respectively, subject to various vesting requirements. These shares are charged to non-cash compensation expense ratably over the vesting periods, which do not exceed five years.

Stock Option Grants

The Company granted 124,500 stock options to employees in 2007. The options granted in 2007 vest 20% on each anniversary from the dates of grant.

The Company granted 218,000 and 261,500 stock options to employees in 2006 and 2005, respectively. The options vest 30% on the third anniversary from the dates of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. An additional 10,000 options granted in 2006 vest at the rate of 20%-33% per year commencing on the effective date of the grant. All stock options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant.

Compensation expense for stock option grants is being recognized ratably over the five year vesting period, assuming 75% of the options will ultimately vest. None of the outstanding options were exercisable at December 31, 2007.

The following assumptions were used in valuing stock options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Risk-free average interest rate	4.5%	5.0%	4.0%
Volatility	39.0%	38.0%	38.0%
Expected life (years)	6.5	7.5	5.0
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$5.71	$5.75	$4.84

We estimated forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options as of December 31, 2007 and 2006 and changes during the years then ended are presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance outstanding at beginning of year	440,000	$12.97	259,500	$12.20	—
Granted	124,500	$12.02	218,000	$13.88	261,500	$12.20
Exercised	—	—	—	—	—	—
Forfeited	(49,500)	$12.85	(37,500)	$12.87	(2,000)	$12.20

Balance outstanding at end of year	515,000	$12.75	440,000	$12.97	259,500	$12.20

Balance exercisable at end of year	2,667	$13.56

Balance expected to vest at end of year	450,333	$12.76

Total compensation cost not yet recognized for stock options as of December 31, 2007 is $1.6 million and the weighted average future period for recognizing this cost is 3.2 years. The weighted average remaining life of outstanding stock options is 8.2 years which approximates the weighted average remaining contractual term. Total compensation cost not yet recognized for restricted stock grants as of December 31, 2007 is $1.0 million and the weighted average remaining vesting period is 2.4 years.

Compensation expense for stock plan awards for the years ended December 31, 2007, 2006 and 2005 were $1.2 million, $0.8 million and $0.6 million, respectively.

13.	Income Taxes

Domestic and foreign income from continuing operations are as follows:

				Predecessor
	Year Ended	Year Ended	Year Ended	January 1-
	December 31,	December 31,	December 31,	February 7,
(In thousands)	2007	2006	2005	2005
Domestic operations	$(394)	$(9,692)	$(3,334)	$347
Foreign operations	41,387	26,504	(1,262)	—

Total income (loss) before income taxes	$40,993	$16,812	$(4,596)	$347

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

				Predecessor
	Year Ended	Year Ended	Year Ended	January 1-
	December 31,	December 31,	December 31,	February 7,
(In thousands)	2007	2006	2005	2005
Current provision (benefit)
Federal	$3,448	$2,089	$—	$128
Foreign	15,134	5,030	11	—
State	2,652	1,068	732	30

	21,234	8,187	743	158
Deferred provision (benefit)
Federal	2,474	(368)	(12)	(6)
Foreign	(4,253)	(1,484)	51	—
State	(23)	(157)	73	—

	(1,802)	(2,009)	112	(6)

Total income tax expenses	$19,432	$6,178	$855	$152

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% in 2007, 2006 and 2005. The differences are as follows:

				Predecessor
	Year Ended	Year Ended	Year Ended	January 1-
	December 31,	December 31,	December 31,	February 7,
(In thousands)	2007	2006	2005	2005
Expense (benefit) at statutory federal rate	$14,346	$5,884	$(1,609)	$121
Effect of state and local income taxes	1,350	1,002	523	31
Foreign earnings	932	686	(222)	—
Valuation allowance	—	(2,947)	2,748	—
Income taxed directly to minority interests	(558)	(378)	(353)	—
Foreign exchange	—	1,154	—	—
Non-deductible transaction related costs	1,586	—	—	—
Other permanent differences	1,776	777	(232)	—

Income tax expense	$19,432	$6,178	$855	$152

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred income tax assets:
Current
Inventory	$332	$334
Accounts receivable	659	426
Deferred revenue	302	—

Current deferred income tax assets	1,293	760

Non-current
Future foreign tax credits	23,116	28,104
Net operating loss carryforwards/unremitted earnings	(111)	781
Deferred revenue	618	616
Other	163	281

Non-current deferred income tax assets, gross	23,786	29,782

Less: valuation allowance	(23,116)	(28,583)

Non-current deferred income tax assets, net	670	1,199
Deferred tax liabilities:
Intangible asset basis difference	(38,483)	(39,679)
Property and equipment	(186)	(1,061)
Other	586	(355)

Total deferred income tax liabilities	(38,083)	(41,095)

Total deferred income tax assets (liabilities), net	$(36,120)	$(39,136)

The deferred tax assets at December 31, 2007 were reduced by a valuation allowance of $23.1 million, relating to uncertainty regarding the future realizability of tax benefits related to future foreign tax credits. The valuation allowance offsetting the future foreign tax credits will be reversed against goodwill in accordance with FAS 109 and EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

At December 31, 2007, the Company wrote off approximately $0.4 million of foreign net operating loss carryforwards that would never be utilized. The deferred tax asset for this amount was offset by a valuation allowance which was also written off. Thus there was no effect on the effective tax rate.

Deferred income taxes of $0.1 million have been provided on the undistributed earnings of a foreign affiliate accounted for under the equity method, because the Company does not plan to permanently reinvest those earnings.

During the fourth quarter of 2007, the Company determined that its previous purchase accounting did not accurately reflect the appropriate deferred taxes for the EPE acquisition, primarily related to acquired trademark rights. As a result, an additional $14.5 million of deferred tax liability should have been recorded in the prior years.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has corrected this error by increasing the balance of goodwill and non-current deferred tax liabilities as of December 31, 2006 from amounts previously presented. The impact of this correction is shown below:

	As Previously
	Reported	As Corrected

Goodwill	$143,946	$158,418
Total Assets	$474,645	$489,117
Deferred tax liabilities	$26,623	$41,095
Total liabilities	$76,681	$91,153

This adjustment has no impact on the statements of operations or cash flows for the three years ended December 31, 2007.

The Company adopted the provisions of FIN 48 effective January 1, 2007 and reviewed its uncertain tax positions in accordance with the recognition standards established therein by FIN 48. As a result of this review, the Company made an initial adjustment to its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefit is as follows:

(In thousands)
Balance at January 1, 2007	$—
Increases related to adoption of FIN 48	120
Increases/(decreases) related to prior period positions	73
Increases/(decreases) related to current period positions	—
Decreases due to settlements with taxing authorities	—
Decreases due to lapse of statute of limitations	—

Balance at December 31, 2007	$193

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. The Company has accrued $0.4 million in interest and penalties.

New York State has commenced an audit of 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. Aside from New York State, there are no other federal, state or city audits in process as of December 31, 2007. Open tax years related to federal filings are for the years ended December 31, 2004, 2005 and 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.

14.	Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The operating results of MBST are reported as part of Corporate

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and Other for segment purposes. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE are reflected as part of discontinued operations, along with the Company’s 2% share of the net losses under the cost method of accounting of FXRE from September 27, 2007 through December 31, 2007 (see Note 4).

The operating income amounts for the Presley Business after acquisition by the Company are not directly comparable to the amounts for the Presley Business as Predecessor due to the impact of purchase accounting adjustments made upon the acquisition of the Presley Business on February 7, 2005 which resulted in a substantial increase in the carrying value of fixed and intangible assets and a corresponding increase in depreciation and amortization expense in the post-acquisition periods.

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

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
Segment Information	Licensing	Operations	Entertainment	Business	Other(1)	Total
	(Amounts in thousands)

Year ended December 31, 2007:
Revenue	$21,883	$40,879	$192,962	$6,151	$4,902	$266,777

Operating income (loss)	$9,364	$5,019	$50,254	$2,718	$(24,597)	$42,758

Depreciation and amortization	$2,582	$2,089	$16,916	$51	$913	$22,551

OIBDAN	$11,981	$7,172	$67,417	$2,784	$(22,720)	$66,634

Year ended December 31, 2006:
Revenue	$13,699	$35,081	$151,218	$4,065	$6,090	$210,153

Operating income (loss)	$6,300	$2,391	$28,061	$1,404	$(18,261)	$19,895

Depreciation and amortization	$2,582	$1,823	$15,195	$67	$874	$20,541

OIBDAN	$8,897	$4,254	$43,476	$1,481	$(16,620)	$41,488

Year ended December 31, 2005:
Revenue	$19,470	$28,618	$70,567	$—	$1,950	$120,605

Operating income (loss)	$6,037	$4,065	$815	$—	$(13,769)	$(2,852)

Depreciation and amortization	$3,040	$1,347	$10,219	$—	$304	$14,910

OIBDAN	$9,083	$5,417	$11,109	$—	$(12,820)	$12,789

Period January 1, 2005 to February 7, 2005 (Predecessor):
Revenue	$1,702	$1,740	$—	$—	$—	$3,442

Operating income (loss)	$1,167	$(705)	$—	$—	$—	$462

Depreciation and amortization	$—	$126	$—	$—	$—	$126

OIBDAN	$1,167	$(579)	$—	$—	$—	$588

(1)	The operating loss in 2007 includes $5.3 million of merger and distribution-related costs. The operating loss in 2006 includes $3.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
	Licensing	Operations	Entertainment	Business	Other	Total
	(Amounts in thousands)

Asset Information:
Segment assets at December 31, 2007	$83,324	$72,846	$230,696	$60,053	$78,536	$525,455

Segment assets at December 31, 2006	$85,686	$64,931	$222,122	$54,806	$61,572	$489,117

Investment in affiliates at December 31, 2007	$—	$—	$1,311	$—	$6,175	$7,486

Investment in affiliates at December 31, 2006	$—	$—	$1,793	$—	$—	$1,793

Purchase of property and equipment for year ended December 31, 2007	$—	$9,776	$1,511	$5	$62	$11,354

Purchase of property and equipment for year ended December 31, 2006	$—	$8,748	$1,690	$11	$235	$10,684

Purchase of property and equipment for year ended December 31, 2005	$—	$643	$131	$—	$249	$1,023

Purchase of property and equipment for period January 1, 2005 to February 7, 2005 (Predecessor)	$—	$2	$—	$—	$—	$2

Below is a reconciliation of the Company’s OIBDAN to net income (loss):

				Predecessor
				Company
	Year Ended	Year Ended	Year Ended	January 1, to
	December 31,	December 31,	December 31,	February 7,
(Amounts in thousands)	2007	2006	2005	2005
OIBDAN	$66,634	$41,488	$12,789	$588
Depreciation and amortization	(22,551)	(20,541)	(14,910)	(126)
Non-cash compensation	(1,325)	(1,052)	(731)	—
Interest income	1,644	1,406	1,797	—
Interest (expense)	(5,590)	(1,166)	(4,617)	(115)
Write-off of unamortized deferred loan costs	—	—	(1,894)	—
Equity in earnings of affiliates	1,566	686	843	—
Other income (expense)	2,181	(3,323)	2,970	—
Income tax expense	(19,432)	(6,178)	(855)	(152)
Minority interest	(2,553)	(2,127)	(1,296)	—
Loss from discontinued operations	(8,430)	—	—	—

Net income (loss)	$12,144	$9,193	$(5,904)	$195

Based upon the location of customers, the Company had revenue from international markets totaling $31.7 million for the year ended December 31, 2007, of which $3.6 million was attributable to the Royalties and Licensing segment and $28.1 million was attributable to the 19 Entertainment segment. For the year ending 2006, the Company had revenue from international markets totaling $27.1 million, of which $3.3 million was

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

attributable to the Royalties and Licensing segment and $23.8 million was attributable to the 19 Entertainment segment. For the year ended December 31, 2005 the Company had revenue from international markets totaling $27.7 million, of which $5.8 million was attributable to the Royalties and Licensing segment and $21.9 million was attributable to the 19 Entertainment segment.

$11.9 million of 2007 international revenue was from the United Kingdom. Assets based in the United Kingdom are $203.8 million. In 2007, the Company had revenue from three customers that each represented greater than 10% of the Company’s total revenue. Three customers accounted for $73.2 million, $30.7 million and $26.7 million, respectively, of the 19 Entertainment segment’s total revenue.

15.	Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $3.9 million, $2.9 million and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively, and $0.1 million for the period January 1 — February 7, 2005 (Predecessor). Minimum rental commitments under noncancelable operating leases are as follows:

(In thousands)

Year Ending December 31,
2008	$4,427
2009	4,414
2010	3,627
2011	2,875
2012	2,938
Thereafter	3,987

$22,268

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

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(In thousands)

Year Ending December 31,
2008	$16,071
2009	15,658
2010	4,178
2011	1,427
2012	560
Thereafter	1,167

$39,061

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The new Elvis Presley show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the new Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. We estimate that we will incur expenditures for the development of the Elvis Cirque du Soleil Las Vegas show of approximately $5.0 million in 2008.

Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

On June 1, 2007, the same day that CKX announced the merger transaction, a lawsuit was filed against the Company and its directors in New York State Court, New York County. The complaint was filed by a purported stockholder of the Company and sought class action status to represent all of the Company’s public stockholders. The complaint alleged that the sale price was too low and that the Company’s directors therefore had breached their fiduciary duties by approving the transaction. The complaint sought to enjoin the transaction and compel the defendants to find alternate bidders in order to obtain the highest price for the Company. The complaint sought no money damages, but did seek attorneys’ and experts’ fees and expenses.

On July 12, 2007, the defendants moved to dismiss the action on the grounds that the plaintiff and its attorneys had failed to conduct any pre-filing investigation and that the relief sought by the complaint had already been addressed by the Company and was already being provided through several procedures implemented by the Company to maximize stockholder value. At a hearing on September 20, 2007, the court granted the defendants’ motion and dismissed the complaint. Plaintiff’s time to appeal has expired.

Another lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp (the “Defendants”) on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

The lawsuit seeks a preliminary and permanent injunction preventing the Defendants from consummating the merger. Alternatively, if the merger is consummated, the complaint seeks rescission or recessionary damages in an unspecified amount. Finally, the complaint seeks “Class compensatory damages” in an unspecified amount, as well as the costs and disbursements of the action, experts’ fees and the fees of plaintiff’s attorneys.

On or about February 1, 2008, another summons and complaint was filed in the Delaware Chancery Court against the Defendants, by another purported shareholder of the Company. The complaint is identical to the complaint filed on December 14, 2007. The two cases have been consolidated and plaintiffs have been given leave to file a consolidated amended complaint. The Company believes plaintiffs’ claims are without merit and intends to vigorously defend those claims.

16.	Related Party Transactions

Please see Note 2 regarding the Merger Transaction with 19X, Inc.

Please see Note 3 regarding the Transactions Involving FX Real Estate and Entertainment Inc.and FX Luxury Realty, LLC.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Priscilla Presley, the mother of Lisa Marie Presley, the sole beneficiary of the trust which owned the Presley Business prior to February 7, 2005, made appearances on behalf of the Presley Business prior to its acquisition on February 7, 2005. The related salary expense was approximately $0.1 million for the period January 1 — February 7, 2005 (Predecessor).

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum and is due monthly which has been paid currently through December 31, 2007. Principal payments are due in February 2009 through 2012 based at a rate of 50% of the vendor’s cash flow, as defined; the maturity date of the loan is in August 2012. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at December 31, 2007. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.2 million was expensed under the agreement in 2007. The consulting agreement may be terminated by either party upon sixty days notice.

17.	Retirement Plan

The Company adopted the Predecessor’s defined contribution plan in 2005 covering U.S. employees who have met eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of what an employee contributes to the plan. The Company’s matching contribution for the year ended December 31, 2007, 2006 and 2005 was $0.5 million, $0.4 million and $0.3 million, respectively. The Predecessor’s matching contribution for the period January 1 — February 7, 2005 was less than $0.1 million.

18.	Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

As a result of the seasonality of the Company’s businesses, including the timing of the airing of its principal television properties, the Company generated lower revenue, a loss from operations and a net loss during the fourth quarter of the year ended December 31, 2006. All amounts for all periods shown are in thousands, except share information.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For The Year Ended	First	Second	Third	Fourth
December 31, 2007	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$49,598	$72,331	$99,069	$45,779	$266,777
Depreciation and amortization	5,572	5,526	5,658	5,795	22,551
Operating income	8,120	13,570	20,205	863	42,758
Other income (expense)	2	(388)	(8)	2,575	2,181
Income tax expense (benefit)	4,809	9,105	4,256	1,262	19,432
Equity in earnings (losses) of affiliates	377	(2,236)	514	2,911	1,566
Minority interest	(208)	1,531	(1,032)	(2,844)	(2,553)
Net income	3,356	1,912	6,433	443	12,144
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to commons shareholders	2,900	1,456	5,977	(13)	10,320
Basic and diluted income (loss) per common share	$0.03	$0.01	$0.06	$—	$0.11
Weighted average basic common shares outstanding	96,737,982	96,857,748	96,985,517	97,019,427	96,901,172
Weighted average diluted common shares outstanding	96,947,282	96,949,853	97,087,081	97,019,427	96,991,441

For The Year Ended	First	Second	Third	Fourth
December 31, 2006	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$41,109	$60,210	$76,522	$32,312	$210,153
Depreciation and amortization	4,737	5,117	5,309	5,378	20,541
Operating income (loss)	5,528	14,299	12,222	(12,154)	19,895
Other expense	(151)	(881)	(861)	(1,430)	(3,323)
Income tax expense (benefit)	2,746	5,954	2,790	(5,312)	6,178
Equity (loss) in earnings of affiliates	(102)	530	296	(38)	686
Minority interest	(162)	(500)	(372)	(1,093)	(2,127)
Net income (loss)	2,971	7,508	8,251	(9,537)	9,193
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to common shareholders	2,515	7,052	7,795	(9,993)	7,369
Basic income (loss) per common share	$0.03	$0.08	$0.08	$(0.11)	$0.08
Diluted income (loss) per common share	$0.03	$0.07	$0.08	$(0.11)	$0.08
Weighted average basic common shares outstanding	92,204,229	92,225,921	92,327,445	93,348,704	92,529,152
Weighted average diluted common shares outstanding	96,205,957	96,225,503	96,096,416	93,348,704	93,555,201

CKX, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

As referenced in Footnote 3 above, on January 10, 2008, CKX and the Distribution Trusts delivered to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder on the record date. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

As referenced on Footnote 2 above, on January 23, 2008, the Company entered into an amendment to the Agreement and Plan of Merger, dated June 1, 2007 and amended on August 1, 2007 and September 27, 2007, between CKX, 19X, Inc. and 19X Acquisition Corp. The Amendment amends the process for selecting the measurement period that will be used to calculate the average trading price of FX Real Estate and Entertainment Inc. common stock for the purposes of the adjustment to the $13.75 per share merger consideration provided for under the Merger Agreement as previously amended.

Under the Merger Agreement, as amended by the Amendment, the $13.75 per share cash purchase price to be paid by 19X to CKX stockholders at the closing of the merger will be reduced by an amount equal to 7.5% of the average of the last reported sales price of FX Real Estate and Entertainment Inc.’s common stock on 20-trading days (which need not be consecutive) selected from the period between February 8, 2008 and April 1, 2008. The 20-trading days were selected blindly and at random by the CKX Special Committee and will be held in escrow by an independent third party and not disclosed to any party until the close of trading on The NASDAQ Global Market on April 1, 2008, at which time the final adjustment to the cash purchase price for the merger will be calculated and disclosed publicly. The Amendment was approved by unanimous consent of the CKX’s Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors.

On February 4, 2008, FXRE filed a registration statement with the Securities and Exchange Commission for a rights offering, under which FXRE will offer its stockholders the right to purchase one share of its common stock at a price of $10 per share for every two shares of common stock held as of a to-be-determined record date. Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. (“Huff”), a principal stockholder of both CKX and FXRE, have agreed to purchase shares of FXRE’s common stock that are not otherwise subscribed for in the rights offering, if any, at the same $10 per share price offered to other FXRE stockholders. Under the terms of the Merger Agreement, in the event that FXRE completes the rights offering at the $10 per share price and for total proceeds of not less than $90.0 million, the minimum reduction to the $13.75 per share cash purchase price for the merger will be $0.75 per share regardless of the average trading price of the FX Real Estate and Entertainment Inc. common stock over the 20 randomly selected trading days described above.

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

3. Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was effective as of December 31, 2007.

4. There has not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on the Company’s internal control over financial reporting as of December 31, 2007. This report is located on page 61 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

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

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2008 annual meeting of stockholders with the SEC within 120 days after December 31, 2007, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

See Table of Contents to Consolidated Financial Statements at page 59.

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

Financial Statement Schedule

SCHEDULE II

CKX, Inc.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	and Expenses	to Other Accounts	Deductions	End of Period

2007
Accounts receivable
Allowance for doubtful accounts	$457	$588	$(38)	$(175)	$832
Inventory Allowance for obsolescence	636	32	—	(41)	627
Deferred taxes
Valuation allowance	28,583	(479)	(4,988)	—	23,116

Total	$29,676	$141	$(5,026)	$(216)	$24,575

2006
Accounts receivable Allowance for doubtful accounts	$7	$251	$227	$(28)	$457
Inventory Allowance for obsolescence	394	296	—	(54)	636
Deferred taxes Valuation allowance	31,405	(2,947)	125	—	28,583

Total	$31,806	$(2,400)	$352	$(82)	$29,676

2005
Accounts receivable Allowance for doubtful accounts	$—	$27	$—	$(20)	$7
Inventory Allowance for obsolescence	—	394	—	—	394
Deferred taxes Valuation allowance	—	—	31,405	—	31,405

Total	$—	$421	$31,405	$(20)	$31,806

Exhibits —

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed June 1, 2007, and incorporated herein by reference) (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
2.2	Amendment No. 1, dated as of August 1, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed August 1, 2007, and incorporated herein by reference.)
2.3	Amendment No. 2, dated as of September 27, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.4	Amendment No. 3, dated January 23, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of September 27, 2007 and August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed January 24, 2008, and incorporated herein by reference.)
2.5	Management Cooperation Agreement, dated as of June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto (Previously filed as Exhibit 2.2 to the Form 8-K filed June 1, 2007, and incorporated herein by reference.)
2.6	Amendment, dated July 18, 2007, to the Management Cooperation Agreement, dated June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I to the Management Cooperation Agreement (Previously filed as Exhibit 2.3 to the Form 10-Q filed August 14, 2007, and incorporated herein by reference.)
2.7	Amendment No. 2, dated as of September 27, 2007, to the Management Cooperation Agreement dated as of June 1, 2007 and amended as of July 18, 2007 (Previously filed as Exhibit 2.2 to the form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.8	Membership Interest Purchase Agreement of FX Luxury Realty, LLC dated as of June 1, 2007 (Previously filed as Exhibit 2.3 to the form 8-K filed June 1, 2007 and incorporated herein by reference.)
2.9	Amendment No. 1 dated as of June 18, 2007 to the Membership Interest Purchase Agreement, dated as of June 1, 2007 (Previously filed as Exhibit 2.1 to the form 8-K filed June 19, 2007 and incorporated herein by reference.)
2.10	Amendment No. 2, dated as of September 27, 2007 to the Membership Interest Purchase Agreement, dated as of June 1, 2008 and amended as of June 18, 2007 by and among FX Luxury Realty, LLC, CKX, Flag Luxury Properties, LLC and FX Real Estate and Entertainment, Inc. (Previously filed as Exhibit 2.4 to the Form 10-Q filed August 14, 2007, and incorporated herein by reference).
2.11	Repurchase Agreement dated as of June 1, 2007 by and between FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino, Paul Kanavos (Previously filed as Exhibit 2.3 to the form 8-K filed June 1, 2007 and incorporated herein by reference.)
2.12	Amendment dated June 18, 2007 to the Repurchase Agreement dated June 1, 2007. (Previously filed as Exhibit 2.2 to the form 8-K filed June 19, 2007 and incorporated herein by reference.)
2.13	Amendment No. 2, dated as of September 27, 2007, to the Repurchase Agreement dated as of June 1, 2007 and amended June 18, 2007 (Previously filed as Exhibit 2.3 to the Form 10-Q filed August 14, 2007, and incorporated herein by reference).
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).
3.2	Bylaws (Previously filed as Exhibit 3.2 to the Form 10-KSB filed March 31, 2006, and incorporated herein by reference).

Exhibit No.	Description

4.1	Registration Rights Agreement, dated February 7, 2006 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated February 7, 2006 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
4.3	Registration Rights Agreement, dated March 17, 2006, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB filed May 16, 2006, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant, dated as of February 7, 2006, to purchase shares of common stock of the Company (Previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
4.5	Form of Promissory Term Note made on February 7, 2006, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
4.6	Letter Agreement, dated June 6, 2006 among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).
10.1	Lease Agreement, dated as of February 7, 2006, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
10.2	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2006 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
10.3	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2006 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
10.4	Bridge Loan Credit Agreement dated as of February 7, 2006 among the Company, EPE Holding Corporation, certain financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.12 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
10.6	Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2006 among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.21 to the Form 10-QSB for the three months ended March 31, 2006, and incorporated herein by reference).
10.7	Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2006, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.13 to the Form 10-QSB for the three months ended March 31, 2006, and incorporated herein by reference).
10.8	Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).
10.9	Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).
10.10	Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).

Exhibit No.	Description

10.9	Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).
10.10	Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2006, and incorporated herein by reference).
10.11	Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman (filed herewith).
10.12	Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.19 to Form S-1 filed April 11, 2006, and incorporated herein by reference).
10.13	Employment Agreement between the Company and Howard J. Tytel (Previously filed as Exhibit 10.20 to Form S-1 filed April 11, 2006, and incorporated herein by reference).
10.14	Amended and Restated Employment Agreement between the Company and Thomas P. Benson (filed herewith).
10.15	Employment Agreement between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2006, and incorporated herein by reference).
10.16	Director’s Service Agreement, dated March 17, 2006 between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2006, and incorporated herein by reference).
10.17	Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2006 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the three months ended March 31, 2006, and incorporated herein by reference).
10.18	Shareholders Agreement dated June 22, 2004 between 19 Merchandising Limited, David Beckham, Victoria Beckham and Beckham Brand Limited (Previously filed as Exhibit 10.28 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2006, and incorporated herein by reference).
10.19	Revolving Credit Facility Commitment Letter, dated June 2, 2006, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2006, and incorporated herein by reference.
10.20	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2006 (Previously filed as Exhibit 10.31 to the Form 10-Q for the three months ended June 30, 2007, and incorporated herein by reference).
10.21	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2006, amending the terms of the SonyBMG Agreement (Previously filed as Exhibit 10.32 to the Form 10-Q for the three months ended June 30, 2007, and incorporated herein by reference).
10.22	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series (Previously filed as Exhibit 10.33 to the Form 10-Q for the three months ended June 30, 2007, and incorporated herein by reference).
10.23	Revolving Credit Agreement, dated as of May 24, 2007, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.1 to the Form 10-Q for the three months ended June 30, 2007, and incorporated herein by reference).

Exhibit No.	Description

10.24	First Amendment and Waiver dated as of February 20, 2007 to the Credit Agreement, dated as of May 24, 2006 (Previously filed as Exhibit 10.2 to the form 10-Q dated November 8, 2007 and incorporated herein by reference.)
10.25	Second Amendment dated as of June 1, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20,2007 (Previously filed as Exhibit 10.2 to the form 10-Q dated November 8, 2007 and incorporated herein by reference.)
10.26	Third Amendment dated as of September 27, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20,2007 and June 1, 2007. (Previously filed as Exhibit 10.1 to the form 10-Q dated November 8, 2007 and incorporated herein by reference.)
10.27	Letter Agreement, dated April 10, 2007, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, dated October 22, 2002 (Previously filed at Exhibit 10.2 to the Form 10-Q for the three months ended June 30, 2007, and incorporated herein by reference).
10.28	License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007, and incorporated herein by reference).
10.29	Amendment No. 1, dated November 16, 2007, to the License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Filed herewith).
10.30	License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.2 to the Form 10-Q filed August 14, 2007, and incorporated herein by reference).
10.31	Amendment No. 1, dated November 16, 2007, to the License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Filed herewith).
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2006, and incorporated herein by reference).
21.1	List of Subsidiaries (Filed herewith).
23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
23.2	Consent of Deloitte & Touche LLP relating to the Presley Business.
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN	March 3, 2008

Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON	March 3, 2008

Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ ROBERT F.X. SILLERMAN	March 3, 2008

Robert F.X. Sillerman, Chairman of the Board

By:	/s/ MICHAEL G. FERREL	March 3, 2008

Michael G. Ferrel, Director

By:	/s/ MITCHELL J. SLATER	March 3, 2008

Mitchell J. Slater, Director

By:	/s/ HOWARD J. TYTEL	March 3, 2008

Howard J. Tytel, Director

By:	/s/ EDWIN M. BANKS	March 3, 2008

Edwin M. Banks, Director

By:	/s/ EDWARD BLEIER	March 3, 2008

Edward Bleier, Director

By:	/s/ JERRY L. COHEN	March 3, 2008

Jerry L. Cohen, Director

By:	/s/ SIMON FULLER	March 3, 2008

Simon Fuller, Director

By:	/s/ CARL D. HARNICK	March 3, 2008

Carl D. Harnick, Director

By:	/s/ JACK LANGER	March 3, 2008

Jack Langer, Director

By:	/s/ JOHN D. MILLER	March 3, 2008

John D. Miller, Director

By:	/s/ BRUCE MORROW	March 3, 2008

Bruce Morrow, Director

By:	/s/ PRISCILLA PRESLEY	March 3, 2008

Priscilla Presley, Director

INDEX TO EXHIBITS

Exhibit No.	Description

10.11	Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman
10.14	Amended and Restated Employment Agreement between the Company and Thomas P. Benson
10.29	Amendment No. 1, dated November 16, 2007, to the License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007
10.31	Amendment No. 1, dated November 16, 2007, to the License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP relating to CKX, Inc.
23.2	Consent of Deloitte & Touche LLP relating to the Presley Business
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer