Form 10-K/A
period 2007-12-31
CKX, Inc.
filed 2008-04-29
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-17436

CKX, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0118168 (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 25, 2008 there were 97,440,479 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
Item 14.	Principal Accounting Fees and Services	20

	PART IV
EXHIBITS		21
SIGNATURES		22
Exhibit Index		23
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATION FOR AMENDMENT

CKX, Inc. (the “Company”) is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (which was filed on March 4, 2008) (the “Original Form 10-K”) to set forth the information required by Items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s Original Form 10-K filing. This Form 10-K/A amends Part III of the Company’s Original Form 10-K filing and deletes the incorporation by reference of our definitive proxy statement from the cover page thereof.

As a result of this amendment, the management certifications and consents, filed as exhibits to the Original Form 10-K have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Company’s Original Form 10-K. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of the Company

The following table sets forth information regarding our directors and executive officers.

Name		Positions Currently Held By Directors and Officers

Robert F.X. Sillerman	60	Chief Executive Officer, Chairman of the Board
Michael G. Ferrel	59	President, Director, Member of the Office of the Chairman
Mitchell J. Slater	47	Senior Executive Vice President, Chief Operating Officer, Director, Member of the Office of the Chairman
Howard J. Tytel	61	Senior Executive Vice President, Director of Legal and Governmental Affairs, Director, Member of the Office of the Chairman
Thomas P. Benson	45	Executive Vice President, Chief Financial Officer and Treasurer
Simon Fuller	47	Chief Executive Officer, 19 Entertainment Limited, Director, Member of the Office of the Chairman
Edwin M. Banks	45	Director
Edward Bleier	78	Director
Jerry L. Cohen	74	Director
Carl D. Harnick	73	Director
Jack Langer	59	Director
John D. Miller	63	Director
Bruce Morrow	71	Director
Priscilla Presley	62	Director

Robert F.X. Sillerman was appointed Chief Executive Officer and Chairman of the Board of Directors effective February 7, 2005. Since January 10, 2008, Mr. Sillerman has also served as Chairman and Chief Executive Officer of FX Real Estate and Entertainment Inc. Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications, in August 2000.

Michael G. Ferrel was appointed President, director and Member of the Office of the Chairman on May 19, 2005. Prior to that, Mr. Ferrel was President and Chief Executive Officer of FXM, Inc. since August 2000. Mr. Ferrel served as President, Chief Executive Officer, Member of the Office of the Chairman and a director of SFX Entertainment from December 1997 through August 2000.

Mitchell J. Slater was appointed Senior Executive Vice President, Chief Operating Officer, director and Member of the Office of the Chairman effective February 7, 2005. Prior to that, Mr. Slater was Executive Vice President of FXM, Inc. since August 2000. Mr. Slater served as Executive Vice President of SFX Entertainment from January 1997 through August 2000. Mr. Slater also owns The Slater Group, a private investment company, established in 2001, that owned Metropolitan Entertainment, an independent concert promotion company. Mr. Slater served as Executive Chairman of Metropolitan from March 2002 through the sale of that company in December 2002. Mr. Slater is the President and serves on the Board of Directors of LIFEbeat — The Music Industry Fights AIDS. Mr. Slater also serves as a Trustee of the Garden School.

Howard J. Tytel was appointed Senior Executive Vice President, Director of Legal and Governmental Affairs, director and Member of the Office of the Chairman effective February 7, 2005. Prior to that, since August 2000, Mr. Tytel was Executive Vice President and Director of Legal and Governmental Affairs of FXM, Inc. Mr. Tytel served as Executive Vice President, General Counsel, Secretary and a director of SFX Entertainment from December 1997 through August 2000. In January 1999, Mr. Tytel was elected as a Member of the Office of the Chairman of SFX Entertainment.

Thomas P. Benson was appointed Executive Vice President, Chief Financial Officer and Treasurer effective February 7, 2005. Since January 10, 2008, Mr. Benson has also served as Chief Financial Officer and a director of FX Real Estate and Entertainment Inc. Mr. Benson also serves as Executive Vice President and Chief Financial Officer of MJX Asset Management, and serves on the management advisory committee of FXM Asset Management. Mr. Benson has been with MJX since November 2003. Mr. Benson was Chief Financial Officer at FXM, Inc. from August 2000 until February 2005. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997.

Simon Fuller has served as Chief Executive Officer of 19 Entertainment Limited since founding the company in 1985, and he was appointed as a director and Member of the Office of the Chairman on July 28, 2005. While at 19 Entertainment, Mr. Fuller has been responsible for the creation and development of many successful ventures, including the Spice Girls, S Club 7, the management of David and Victoria Beckham and artists such as Annie Lennox and Cathy Dennis, and the development of the Pop Idol and American Idol series. Prior to forming 19 Entertainment, from 1981 to 1985, Mr. Fuller worked at Chrysalis Music in music publishing (Chrysalis Music Limited) and A&R (Chrysalis Records). Since January 2000, Mr. Fuller has been an investor in and director of Popworld Limited, a multi-artist pop music brand and online portal with online and offline brand relationships with commercial partners.

Edwin M. Banks was appointed to our board of directors on February 8, 2005. Mr. Banks is a founder of Washington Corner Capital Management, LLC, an investment management company. Mr. Banks served as the Chief Investment Officer of WRH Partners, a private investment firm, and as a Senior Portfolio Manager for W. R. Huff Asset Management Co., L.L.C., an investment management firm, from June 1988 through October 2006. Mr. Banks is currently a director of Virgin Media, where he serves as the chairman of the compensation committee, and CVS Caremark, Inc.

Edward Bleier was appointed to our board of directors on February 7, 2005. Mr. Bleier is a director of RealNetworks, Inc., a leading Internet creator of digital media services and software. For 34 years, until his retirement as Senior Advisor in December 2003, Mr. Bleier was an executive of Warner Bros., Inc. From 1986 through 2000, he was President of the division responsible for broadcast and cable networks, pay-television and video-on-demand. He also previously served on Warner Communications’ strategy committee, as President of Warner Bros. Animation, and oversaw the broadcast of certain sports properties. In May 2005, Mr. Bleier was appointed to the Board of Directors of Blockbuster, Inc. and is also on the advisory board of Drakontas, Inc. He is a member of the Council on Foreign Relations and serves as a trustee of The Charles A. Dana Foundation. He is the author of the New York Times’ best selling book entitled “The Thanksgiving Ceremony.”

Jerry L. Cohen was appointed to our board of directors on February 7, 2005. Mr. Cohen has associated for more than nine years with Tishman Speyer, one of the largest and oldest real estate development organizations in the United States. Prior to that, from 1992 to 1998, Mr. Cohen was Vice Chair and a member of the Board of Directors of Cushman & Wakefield, Inc. Mr. Cohen is a partner of Yankee Global Enterprises. Mr. Cohen is a member of the Board of Overseers of New York University’s Stern School of Business.

Carl D. Harnick was appointed to our board of directors on February 7, 2005. Mr. Harnick served as Vice President and Chief Financial Officer of Courtside Acquisition Corp from March 18, 2005 through July 2007. Mr. Harnick was a partner with Ernst & Young and its predecessor for thirty years, retiring from the firm in September 1997. Since leaving Ernst & Young, Mr. Harnick has provided financial consulting services to various organizations, including Alpine Capital, a private investment firm, at various times since October 1997. He was a director of Platinum Entertainment, Inc., a recorded music company, from April 1998 through June 2000, Classic Communications, Inc., a cable television company, from January 2000 through January 2003, and Sport Supply

Group, Inc., a direct mail marketer of sporting goods, from April 2003 through August 2004. Mr. Harnick has been the Treasurer as well as a Trustee for Prep for Prep, a charitable organization, for more than fifteen years.

Jack Langer was appointed to our board of directors on February 7, 2005. Mr. Langer is a private investor. From April 1997 to December 2002, Mr. Langer was Managing Director and the Global Co-Head of the Media Group at Lehman Brothers Inc. From 1995 to 1997, Mr. Langer was the Managing Director and Head of Media Group at Bankers Trust & Company. From 1990 to 1994, Mr. Langer was Managing Director and Head of Media Group at Kidder Peabody & Company, Inc. Mr. Langer also serves on the Board of Directors of SBA Communications Corp., and Atlantic Broadband Group.

John D. Miller was appointed to our board of directors on February 7, 2005. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. From 1995 to 1998 Mr. Miller was President of Rothschild Ventures Inc., the private investments unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable where he worked for 24 years beginning in 1969.

Bruce Morrow was appointed to our board of directors on February 7, 2005. Since July 2005, Mr. Morrow has been hosting three regularly scheduled weekly broadcasts for Sirius Satellite Radio. Prior to joining Sirius, Mr. Morrow was an on-air personality at WCBS-FM from 1982 through June 2005, most recently hosting two radio broadcast shows, “Cousin Brucie’s Yearbook” and “Cousin Brucie’s Saturday Night Party.” Mr. Morrow has worked in the New York radio market since 1961. Mr. Morrow was inducted into the Radio Hall of Fame in 1987, the Broadcasting & Cable Hall of Fame in 1990 and more recently, the National Association of Broadcasters Hall of Fame. Mr. Morrow is the President of Variety, The Children’s Charity. Mr. Morrow was the Chairman of the Board of Directors of Multi-Market Radio, Inc. until its sale to SFX Broadcasting in November 1996.

Priscilla Presley was appointed to our board of directors by the holder of the Series C Convertible Preferred Stock on February 8, 2005. Ms. Presley has been a director of Metro-Goldwyn-Mayer Inc. since November 2000. From 1981 to 1998, Ms. Presley served as Chairperson of Elvis Presley Enterprises, Inc. In 2006, Ms. Presley launched a collection of luxury bed linens called “The Priscilla Presley Collection.” Ms. Presley is currently working in an executive producer capacity on a remake of the Peter Sellers film, “The Party,” with Darren Star and Dreamworks and is developing a play based on her life story.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, officers and persons who own more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Such individuals are also required to furnish us with copies of all such ownership reports they file.

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that during 2007, all SEC filings of its directors and executive officers and persons who own more than 10% of its outstanding Common Stock were timely filed.

Audit Committee and Audit Committee Expert of the Company

The Audit Committee is comprised of Messrs. Harnick, Langer and Miller. Mr. Harnick is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, the requirements of The NASDAQ Stock Market® and our Corporate Governance Guidelines. In addition, Mr. Harnick is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by The NASDAQ Stock Market®.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Director of Legal and Governmental Affairs. The Company also maintains a separate Code of Ethics for Senior Financial Management which applies to our Chief Executive Officer, Chief Financial Officer and other officers in our finance department. The Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to the Company’s Current Report on Form 8-K, filed on February 8, 2005 and can also be found on the Company’s website at www.ckx.com.

Stockholder Nominations

Since our last annual report, there has been no change to the procedures by which our stockholders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND RELATED MATTERS

Compensation Discussion and Analysis

Compensation Committee

The Compensation Committee of the board of directors has responsibility for overseeing all aspects of the compensation program for the Chief Executive Officer and the other named executive officers of the Company who report to the Chief Executive Officer. In addition, the Committee reviews and approves the annual compensation packages, including incentive compensation programs, for the members of senior management of each of the Company’s subsidiaries and divisions. The Compensation Committee also administers the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. The Compensation Committee members are John Miller (Chairman), Edward Bleier and Jack Langer, all of whom have been deemed by the board of directors to be independent within the meaning of the rules and regulations of the SEC, our Company’s Corporate Governance Guidelines, the regulations of The NASDAQ Stock Market® and Section 162(m) of the Internal Revenue Code.

The Compensation Committee has retained an independent compensation consultant, Lyons, Benenson & Company Inc., to assist the Compensation Committee in fulfilling its responsibilities and to provide advice with respect to all matters relating to executive compensation and the compensation practices of similar companies. The consultant is engaged by, and reports directly to, the Compensation Committee. Harvey Benenson generally attends all meetings of the Compensation Committee on behalf of Lyons, Benenson & Company Inc. The Compensation Committee also regularly consults with the Company’s in-house legal department and outside counsel and has authority under its charter to retain independent outside counsel if it deems necessary.

Overview of Compensation Program

Our philosophy on senior executive compensation is to ensure that all elements of the Company’s compensation program work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve the Company’s strategy, goals and objectives. The Compensation Committee and the Company are also committed to the principles inherent in paying for performance and structure the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

The specific objectives of the compensation program are to:

•	Ensure that the interests of the Company’s executives are aligned with those of its stockholders;

•	Offer a total compensation program that is competitive with the compensation offered by the companies with which the Company competes for executive talent;

•	Provide incentive to achieve financial goals and objectives, both in terms of financial performance; stockholder value; and

•	Provide opportunity for reward that fosters executive retention.

Components of Compensation for Named Executive Officers

The key elements of annual executive compensation are base salary, annual performance incentive awards and long-term incentive awards. In considering appropriate levels of annual and long-term incentive compensation, the Company takes into account the extent to which existing incentives, including each executive’s existing stock ownership in the Company and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue the Company’s success.

Base Salary

The Compensation Committee annually reviews the base salaries of the Chief Executive Officer and other named executive officers of the Company, including Messrs Fuller, Ferrel, Slater, Tytel and Benson. The salaries of the Chief Executive Officer and the other named executive officers were first set when they entered into employment agreements with the Company in 2005 to reflect the nature and responsibility of each of their respective positions and to retain a management group with a proven track record. The Company believes that entering into employment agreements with its most senior executives helps ensure that the Company’s core group of managers will be available to the Company and its stockholders on a long-term basis. The employment agreements of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for a base salary that escalates annually by an amount not less than the greater of five percent or the rate of inflation. The base salary for each named executive officer may be raised in excess of this amount upon the recommendation and approval of the Compensation Committee. None of the named senior executives are guaranteed a bonus payment under the terms of his employment agreement. For a detailed description of the employment agreements see “Employment Agreements” below.

In accordance with annual practice, the Compensation Committee reviewed the salaries of these executive officers following the conclusion of 2007 and ratified the increase in the base salary of 5% for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson for 2008, the same as the increase in 2007. The decision not to adjust the base salaries of the senior executive officers by an amount greater than the minimum required by their employment agreements, despite the fact that the Company achieved its strategic and financial objectives for the year, was motivated primarily by management’s and the Compensation Committee’s desire to approach compensation conservatively. While Mr. Fuller’s employment agreement does not require a minimum annual increase, it does require that his salary be reviewed annually and the Compensation Committee approved an increase in his base salary of 5% for 2008.

Annual Incentives

For 2007, the Compensation Committee adopted an annual incentive compensation plan for Messrs. Sillerman, Ferrel, Slater, Tytel and Benson. The 2007 senior executive incentive compensation plan provided that a total bonus pool be established for the named executive officers equal to a percentage of the amount, if any, by which the Company exceeded a pre-established financial performance target. The Company established a threshold amount, measured by OIBDAN, that, if surpassed, would evidence substantial growth over 2006. The Company selected an OIBDAN-based target to measure achievement because it considers OIBDAN to be an important indicator of the operational strengths and performance of its businesses. OIBDAN, a non-GAAP financial metric generally employed as a measure of cash flow, is defined for the purposes of the executive incentive compensation plan as operating income (loss) before corporate expense, non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash compensation expense and including equity in earnings (loss) of affiliates.

Based on the Company’s audited financial results for the year ended December 31, 2007, the Company surpassed the OIBDAN-based target set forth in the 2007 senior executive incentive compensation plan. However, in light of the discretionary bonuses that were awarded during 2007 to Messrs. Ferrel, Slater, Tytel and Benson (as more fully described below), and in light of Mr. Sillerman’s participation in the pending merger as a principal of 19X, the purchasing entity, each of the senior executives who would otherwise have been entitled to a bonus payment under the 2007 senior executive incentive compensation plan, including Mr. Sillerman, waived their right to receive such bonus.

The Compensation Committee also adopted an incentive compensation plan for 2007 for Simon Fuller. Under the terms of this plan, Mr. Fuller was entitled to receive a percentage of the amount by which 19 Entertainment Limited, of which Mr. Fuller serves as Chief Executive Officer, exceeds a pre-established financial target. As with the Company target threshold, the Company established a threshold amount for 19 Entertainment Limited, measured by OIBDAN, that, if surpassed, would evidence substantial growth for 19 Entertainment Limited over 2006.

Based on the financial results of 19 Entertainment for the year ended December 31, 2007, 19 Entertainment surpassed the OIBDAN-based target set forth in the 2007 incentive compensation plan for Mr. Fuller. However, based, in part, on Mr. Fuller’s participation in the pending merger as a principal of 19X and in light of the compensation committee’s consideration and ultimate approval of a grant of restricted stock to Mr. Fuller in 2008 (as more fully described below), Mr. Fuller waived his right to receive any bonus under the pre-established 2007 plan.

In recognition of substantial effort and achievement in reviewing, structuring and negotiating the Company’s investment in FX Real Estate and Entertainment Inc. and FX Luxury Realty LLC, including preparing and reviewing all documentation necessary to take FX Real Estate and Entertainment Inc. public, the Chief Executive Officer and Chairman of the Company recommended, and the Compensation Committee approved, bonuses for Messrs. Benson, Ferrel, Slater and Tytel in the amounts of $225,000, $275,000, $275,000 and $275,000, respectively.

While the Company and the Compensation Committee believe that annual incentive compensation motivates executives to achieve exemplary results, no formal annual incentive compensation plan for the Company’s named executive officers was adopted for 2008. This decision was made, in large part, in light of the pending merger with 19X. The Committee and senior management determined not to attempt to construct a bonus plan on the operating results of a public company which, as a result of the closing of the merger transaction, could then become applicable to a private company, given the expectation that the private company will operate under different financial constraints, including those related to the financing obtained to complete the merger.

Long-Term Incentives

The Company maintains the 2005 Omnibus Long-Term Incentive Compensation Plan, which was adopted by the board of directors in February 2005 and subsequently approved by the Company’s stockholders at a special meeting in March 2005. This plan, which is administered by the Compensation Committee, permits the use of stock options, restricted stock, stock, performance shares or awards, stock appreciation rights and other forms of long-term incentives. During 2007, management did not recommend that there be long-term incentive grants to the named executive officers of the Company. Both management and the Compensation Committee determined at such time that the substantial equity holdings of the Company’s senior executives aligned their interests with stockholders and provided ample motivation for such executives to achieve exemplary performance results for 2007.

Upon the recommendation of management, in February 2008, the Compensation Committee approved grants of stock options for 165,500 shares to 78 employees, which are distributed among the Company’s subsidiaries and its corporate headquarters, none of which were to the named executive officers. In considering management’s recommendations, the Compensation Committee reviewed the duties and responsibilities, salary levels and performance assessments of each of the prospective stock option recipients and approved all requested grants.

In April 2008, the Chief Executive Officer and Chairman of the Company recommended, and the Compensation Committee approved, a grant of 200,000 shares of restricted stock to Mr. Fuller based on the outstanding performance of 19 Entertainment Limited, the subsidiary of which Mr. Fuller serves as Chief Executive Officer. The restrictions on the shares shall lapse ratably over a five year period, provided that all restrictions will lapse upon 19 Entertainment exceeding a pre-established financial performance target for 2008. The Company established a threshold amount, measured by OIBDAN, that, if surpassed, would evidence substantial growth over 2007. The decision to make this grant to Mr. Fuller was in large part in recognition of 19 Entertainment Limited substantially exceeding its budgeted results for 2007 and the continued outstanding performance of the American Idol platform in 2007, including the television show, record sales and the summer tour.

In January 2007, the Compensation Committee adopted a policy whereby all annual award of stock options issued in connection with the year-end compensation review are to be granted on the first business day that is 72 hours after the release of the Company’s earnings. The Company believes that this policy aligns its employee’s interests with those of its stockholders as the price of award grants will be determined at a time when there is maximum transparency regarding the Company’s financial results. In addition to these annual grants, management and the Compensation Committee retain the flexibility to make grants of equity rewards from time to time during the year, including to new employees. Equity rewards to new employees will be priced at the close of the market on the day that employment commences. In accordance with this policy, all stock options approved by the Compensation Committee in February 2008 were granted on March 6, 2008.

Perquisites

The Company provides its named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its objective of attracting and retaining exceptional executive talent. Perquisites to the named executive officers for 2006 included the following:

•	The Company provided a $24,000 car allowance to each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson and a $27,089 car allowance to Mr. Fuller.

•	The Company paid health and insurance premiums for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson in the amount of $23,605.

•	The Company contributed $2,356 to a personal pension scheme maintained in the United Kingdom by Mr. Fuller on his behalf.

•	Certain employees of the Company are permitted to provide services to Mr. Sillerman and/or entities he controls, provided that the Company is reimbursed for the fair value of such services, as determined by the Compensation Committee. The Compensation Committee determined the value of the services provided in 2007 by employees of the Company to Mr. Sillerman and/or entities he controls was $128,120. Mr. Sillerman’s salary for the year ended December 31, 2007 was reduced by such amount to compensate the Company for such services.

401(k) Plan

The Company maintains a retirement savings plan, or a 401(k) Plan, for the benefit of its eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21 and have been employed by the Company for a period of at least three months. Employees may elect to defer their compensation up to the statutorily prescribed limit. The Company matches 100% of the first 3% of each employee’s salary and 50% of the next 2% of an employee’s salary to the plan in cash. The matching funds provided by the Company, along with employees’ deferrals are 100% vested when contributed. During 2007, the Company provided $9,000 in matching contributions to the Company’s 401(k) plan for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, the contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the plan, and all contributions are deductible by the Company when made.

Employment Agreements

As described under “Components of Executive Compensation” above, in 2005, the Company entered into employment agreements with Messrs. Sillerman, Ferrel, Slater, Tytel and Benson that provided for initial annual base salaries of $650,000 for Mr. Sillerman, $650,000 for Mr. Ferrel, $650,000 for Mr. Slater, $650,000 for Mr. Tytel

and $450,000 for Mr. Benson, increased annually by the greater of five percent or the rate of inflation. The employment agreements were approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and the individuals with respect to their continued and active participation in the growth of the Company.

Each of such named executive officers also may receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, in 2007, Messrs. Benson, Ferrel, Slater and Tytel received bonuses in the amounts of $225,000, $275,000, $275,000 and $275,000, respectively. No annual bonus was paid to Mr. Sillerman.

Mr. Sillerman’s employment agreement is for a term of six years, while the agreement for each of Messrs. Slater, Tytel and Benson is for a term of five years, in each case beginning as of February 8, 2005. Mr. Ferrel’s agreement is effective May 19, 2005 and expires on February 7, 2010. The employment agreements include a non-competition agreement between the executive officer and our Company which is operative during the term. Upon a “change in control,” the executive officer may terminate his employment, and, upon doing so, will no longer be subject to the non-competition provisions. In addition, Mr. Sillerman’s employment agreement provides that if Mr. Sillerman’s employment is terminated by our Company without “cause,” or if there is a “constructive termination without cause,” as such terms are defined in the employment agreements, his non-compete shall cease to be effective on the later of such termination or three years from the effective date of the agreement

In January 2008, Mr. Sillerman’s employment agreement with CKX was amended to allow him to serve as Chairman and Chief Executive Officer of FX Real Estate and Entertainment Inc. Mr. Sillerman was appointed Chief Executive Officer of FX Real Estate and Entertainment Inc. on January 10, 2008. Mr. Sillerman has entered into an employment agreement with FX Real Estate and Entertainment Inc. which will become effective upon the earlier of (i) the date on which the Company’s merger with 19X, Inc. is consummated, and (ii) the date on which the merger agreement is terminated. Until such time as Mr. Sillerman’s employment agreement with FX Real Estate and Entertainment Inc. becomes effective, he will continue as a full-time employee of CKX and will, on behalf of CKX and in furtherance of its obligations under the shared services agreement, serve as Chief Executive Officer for FX Real Estate and Entertainment Inc.

The employment agreements for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for certain payments to be made to the executives upon such executive’s death or disability as more fully described below under “Potential Payments upon Death or Disability,” as well as upon a Change of Control or a termination without Cause, as more fully described under “Potential Payments upon Termination without Cause or Change-in-Control.”

The employment agreements between the Company and Messrs. Sillerman, Slater, Tytel and Benson were filed with the SEC on April 11, 2005 as Exhibits 10.18 (Sillerman), 10.19 (Slater), 10.20 (Tytel) and 10.21 (Benson) to Form S-1. The amendment to Mr. Sillerman’s employment agreement was filed with the SEC on March 4, 2008 as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007. The employment agreement between the Company and Mr. Ferrel was filed with the SEC on May 19, 2005 as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995).

In connection with the Company’s acquisition of 19 Entertainment, the Company entered into an employment agreement with Simon Fuller under which he continues to serve as the Chief Executive Officer of 19 Entertainment. The agreement is effective March 17, 2005 and provides for a term of six years. During the term, Mr. Fuller’s professional services are exclusive to 19 Entertainment subject to minor pre-approved business activities that do not compete with 19 Entertainment and do not affect Mr. Fuller’s ability to perform his duties to 19 Entertainment. The agreement provides for an annual base salary of £480,000 (or $942,240 as of April 15, 2008). In addition to such compensation and customary benefits, Mr. Fuller also may receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of our board of directors, on the recommendation of the Compensation Committee. Mr. Fuller has agreed to certain non-competition and non-solicitation provisions, both in his employment agreement, which is governed by U.K. law, and in a separate non-compete agreement governed by New York law. Under his employment agreement, Mr. Fuller has agreed to restrictions covering the period ending on the earlier of twelve months following the termination of the agreement or six years from the date of the agreement. Under the terms of his separate non-compete agreement governed by

New York law, Mr. Fuller is subject to non-competition, non-solicitation and non-disclosure provisions for a period of five years from the date of our acquisition of 19 Entertainment. The employment agreement between 19 Entertainment and Simon Fuller was filed with the SEC as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2005.

Components of Compensation for Divisional Management

The key elements of annual compensation for executives at the Company’s divisions and subsidiaries are base salary, annual performance incentive awards and long-term incentive awards. This category of individuals includes members of senior management at the Company’s operating divisions who generally play a key role in formulating, overseeing and effectuating the Company’s projects, strategies and operations at the subsidiary and/or divisional level. Each of the individuals in this category is party to an employment agreement with the relevant subsidiary, which establish a base annual salary and provide for a discretionary bonus. In each case, the base annual salary has been established based on prevailing market rates as well as the historical practice of the subsidiary in question as it relates to a particular position.

As with senior executive officers, the Company believes that senior management at its subsidiaries and divisions need to be provided with sufficient incentive to actively pursue economic growth and the success of the Company. Therefore, on an annual basis management recommends and the Compensation Committee reviews and approves an incentive cash compensation plan to provide for cash bonus payments based on the performance of the relevant division/subsidiary and the involvement of each individual in achieving the predetermined goals. The incentive compensation plan provides for a pre-determined bonus pool for senior employees of each subsidiary, as well as a predetermined target bonus for each individual, the amount of which will depend upon the subsidiary as well as the Company achieving or surpassing their respective budgeted results for that year. In addition to the formulaic aspects of the incentive compensation plan, management, subject to the approval of the Compensation Committee, retains some discretion in increasing and/or decreasing the individual bonus payments paid under the plan to appropriately reward or punish notable achievement or lack thereof.

In addition to payments under the incentive compensation plan described in the preceding paragraph, each of the individuals in this category are eligible to receive annual award grants under the Company’s 2005 Omnibus Incentive Compensation Plan. The Company believes that the inclusion of an equity component in each employee’s annual compensation is important in aligning each participant’s interest with those of the overall Company, giving each individual a vested interest in the growth of CKX and rewarding each employee as the Company achieves additional levels of economic success.

Internal Revenue Code Section 162(m)

Beginning in 1994, the Omnibus Reconciliation Act of 1993 amended Section 162(m) of the Internal Revenue Code limiting to $1 million the amount that may be deducted by a publicly held corporation for compensation paid to each of its named executives in a taxable year, unless the compensation in excess of $1 million is “qualified performance-based compensation.” The Compensation Committee and the Company have determined that the Company’s general policy is to design its short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives. Stockholder approval of the 2005 Omnibus Long-Term Incentive Compensation Plan has previously been sought and obtained, thereby ensuring that qualifying grants made pursuant to that plan, the 2007 senior executive incentive compensation plan and the 2007 Simon Fuller incentive compensation plan will qualify for the performance-based exemption. While the Compensation Committee considers the impact of this rule when developing executive compensation programs, it retains the flexibility to structure the Company’s compensation programs in ways that best promote the interests of the Company and its stockholders.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Members of the Compensation Committee

John D. Miller, Chairman
Edward Bleier
Jack Langer

2007 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company in all capacities for the fiscal year ended December 31, 2007 by our Chief Executive Officer and the five other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities during 2007. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

							Change in
							Pension
							Value
							and
							Nonqualified
							Deferred
					Stock	Option	Compensation
	Fiscal		Salary	Bonus	Awards	Awards	Earnings	All Other
Name and Principal Position	Year		($)	($)	($)	($)	($)	Compensation		Total

Robert F.X. Sillerman	2007	(1)	$588,505	—	—	—	—	$184,725	(2)	$773,230
Chairman and Chief	2006	(3)	$558,975					$192,895	(4)	$751,870
Executive Officer	2005	(5)	$515,120	—	—	—	—	$100,122	(6)	$615,242
Thomas P. Benson	2007		$496,125	$225,000				$56,605	(7)	$777,730
Chief Financial Officer	2006		$470,625	—	—	—	—	$55,395	(8)	$526,020
	2005		$412,500	—	—	—	—			$412,500
Simon Fuller	2007	(9)	$989,352	—				$29,445	(10)	$1,018,797
Chief Executive Officer of	2006	(9)	$884,640	$645,050	—	—	—	$31,104	(10)	$1,560,794
19 Entertainment Limited	2005	(11)	$718,400	—				—		$718,400
Michael G. Ferrel	2007		$716,625	$275,000				$56,605	(7)	$1,048,230
President	2006		$679,792	—	—	—	—	$55,395	(8)	$735,187
	2005	(12)	$453,417	—	—	—	—	—		$453,417
Mitchell J. Slater	2007		$716,625	$275,000	—	—	—	$56,605	(7)	$1,048,230
Chief Operating Officer	2006		$679,792	—	—	—	—	$55,395	(8)	$735,187
	2005		$595,833	—	—	—	—	—		$595,833
Howard J. Tytel	2007		$716,625	$275,000	—	—	—	$56,605	(7)	$1,048,230
Senior Executive Vice	2006		$679,792	—	—	—	—	$55,395	(8)	$735,187
President, Director of Legal and	2005		$595,833	—	—	—	—	—		$595,833
Governmental Affairs

(1)	The amount of $164,778 was withheld from Mr. Sillerman’s annual salary during 2007 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2007 valued at $128,120. This amount has been included under the column “All Other Compensation.” In February 2007, the Company paid Mr. Sillerman the amount of $36,658, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2007. Although this amount was paid in 2008, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2007.

(2)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,000 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $128,120 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(3)	The amount of $155,512 was withheld from Mr. Sillerman’s annual salary during 2006 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2006 valued at $120,817. This amount has been included under the column “All Other Compensation.” In February 2007, the Company paid Mr. Sillerman the amount of $34,695, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2006. Although this amount was paid in 2007, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2006.

(4)	Includes: (a) $24,000 car allowance; (b) $22,595 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $8,800 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; (d) $120,817 for services provided by Company employees for Mr. Sillerman and/or entities he controls; and (e) $16,683 for the portion of time that the drivers that the Company provides to Mr. Sillerman spent rendering non-business related services for Mr. Sillerman in 2006.

(5)	The amount of $137,500 was withheld from Mr. Sillerman’s annual salary during 2005 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee has determined that employees of the Company provided services for Mr. Sillerman in 2005 valued at $80,713. This amount has been included as “All Other Compensation.” In February 2006, the Company paid Mr. Sillerman the amount of $56,787, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2005. Although this amount was paid in 2006, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2005.

(6)	Includes: (a) $80,714 for services provided by Company employees for Mr. Sillerman and/or entities he controls; and (b) $19,408 for the portion of time that the driver that the Company provides to Mr. Sillerman spent rendering non-business related services for Mr. Sillerman in 2005.

(7)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of the named executive offer; and (c) $9,000 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(8)	Includes: (a) $24,000 car allowance; (b) $22,595 of health and dental insurance premiums paid by the Company on behalf of the named executive offer; and (c) $8,800 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(9)	Mr. Fuller is paid in U.K. pounds sterling. The average exchange rates applied in 2006 and 2007 were $1.843 and $1.963, respectively, per U.K. pound sterling.

(10)	Includes a $27,089 car allowance.

(11)	Mr. Fuller was appointed to his position with the Company on March 17, 2005, the date of the Company’s acquisition of 19 Entertainment Limited.

(12)	Mr. Ferrel was appointed President of the Company on May 19, 2005.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during 2007 were Messrs Bleier, Langer and Miller. During 2007, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

Options Granted in Fiscal Year 2007

We granted a total of 124,500 options during the fiscal year ended December 31, 2007. None of them were granted to the named executive officers.

Outstanding Equity Awards at December 31, 2007

Option Awards
Equity
Incentive
Plan
Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		($)	($)	Date

Robert F.X. Sillerman	—	—		—	—	—
Thomas P. Benson	—	—		—	—	—
Simon Fuller	—	100,000	(1)	—	$12.20	7/19/2015
Michael G. Ferrel	—	—		—	—	—
Mitchell J. Slater	—	—		—	—	—
Howard J. Tytel	—	—		—	—	—

(1)	30,000 of Mr. Fuller’s options vest on 7/19/2008; 30,000 vest on 7/19/2009 and 40,000 vest on 7/19/2010.

2007 Fiscal Year Option Exercises and Stock Vested

Mr. Simon Fuller is the only named senior executive officer holding stock options. As noted in the table above, none of Mr. Fuller’s options are exercisable until 2008. None of the named senior executive officers exercised options in 2007 or had any shares of Common Stock vest.

Pension Benefits

None of our named executive officers is covered by a Company sponsored pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement. However, Mr. Fuller maintains a personal pension scheme in the United Kingdom. In 2007, the Company contributed approximately $2,356 to such plan on behalf of Mr. Fuller.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other pan that provides for the deferral of compensation on a basis that is not-tax-qualified.

Potential Payments upon Termination without Cause or Change-in-Control

If (i) an executive officer is terminated by our Company without “cause,” (ii) there is a “constructive termination without cause,” or (iii) there is a “change in control,” the employment agreements of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for the following benefits: (a) three years of the base salary in effect at the time of termination, plus (b) a bonus for each partial or full year in the unexpired term in an amount equal to the average of all annual bonuses paid during the term of the agreement prior to termination (but in the event, no bonus has been paid, an amount of $100,000), plus (c) continued eligibility to participate in any benefit plans of our Company through the term. The executive officer may elect to receive the fair market value of the payments provided in (a) and (b) in a lump sum (using a discount rate specified in the employment agreements) rather than receive them over time; provided that in the event of a “change in control,” the executive officer is entitled to a lump sum payment of the amounts included above without any reduction for the present value of such amounts.) While Mr. Fuller’s employment agreement does not provide for any such payments in the event of termination without cause or a change in control, under UK law, if Mr. Fuller is terminated without cause, he may be entitled to be paid his base salary for the unexpired portion of his employment agreement term. Mr. Fuller would have a duty to mitigate by obtaining substitute employment and the amount that the Company would be obligated to pay to Mr. Fuller as a result of such termination would be reduced by the amount, if any, received by Mr. Fuller from alternate employment sources.

The amount of compensation payable to each named executive officer as described above is listed in the table below assuming the termination occurred on December 31, 2007.

				Health/Insurance
Name	Salary	Bonus		Benefits	Total

Robert F.X. Sillerman	$2,149,875	$400,000	(1)	$23,605	$2,573,480
Thomas P. Benson	$1,488,375	$425,000	(1)	$23,605	$1,936,980
Simon Fuller(2)	$3,829,296	—		—	$3,829,296
Michael G. Ferrel	$2,149,875	$475,000	(1)	$23,605	$2,220,980
Mitchell J. Slater	$2,149,875	$475,000	(1)	$23,605	$2,220,980
Howard J. Tytel	$2,149,875	$475,000	(1)	$23,605	$2,220,980

(1)	The bonus amount was calculated using a $225,000 bonus for Mr. Benson and a $275,000 bonus for Messrs. Ferrel, Slater and Tytel for each partial or full year remaining in such named executive officer’s employment term as these were the bonus amounts paid to such individuals in 2007. No bonus was paid to these executives for 2005 or 2006, so the minimum $100,000 bonus was used in the calculation for those years. The bonus amount for Mr. Sillerman was calculated using the minimum $100,000 bonus for each partial or full year remaining in Mr. Sillerman’s employment term as no bonus was paid for 2005, 2006 or 2007.

(2)	Mr. Fuller’s severance would be paid in U.K. pounds sterling. The exchange rate on December 31, 2007 was $1.997 per U.K. pound sterling. This amount is an estimate of the amount that may be due to Mr. Fuller as severance under UK law. Mr. Fuller would have a duty to mitigate by obtaining substitute employment and the amount of the severance payment that the Company would be obligated to pay to Mr. Fuller as a result of a termination without cause would be reduced by the amount, if any, received by Mr. Fuller from alternate employment sources.

In the event of a change of control, each of the named executives, other than Mr. Fuller, may receive an additional tax-gross up payment to cover any taxes on the total amount so that such named executive officers receive the total amount, without any deduction for taxes. The estimated amount of such tax payments, along with the total amount that would be paid to each such named executive officer, are set forth in the table below assuming December 31, 2007 as the date of the change in control:

	Total	Amount of	Total
	(Before Tax Gross-Up	Gross-Up	(After Tax Gross-Up
Name	Payment)	Payment	Payment)

Robert F.X. Sillerman	$2,717,326	$4,273,495	$6,990,821
Thomas P. Benson	$1,921,979	$2,899,617	$4,821,596
Michael G. Ferrel	$2,629,187	$3,964,917	$6,594,105
Mitchell J. Slater	$2,599,188	$3,918,831	$6,518,019
Howard J. Tytel	$2,614,188	$3,941,874	$6,556,062

In addition to the foregoing, in the event of a “termination without cause,” a “constructive termination without cause,” or a “change in control,” all previously granted but unvested restricted shares of Common Stock or options to purchase Common Stock held by Messrs. Sillerman, Ferrel, Slater, Tytel and Benson shall vest fully. As of December 31, 2007, none of such named executive officers held any stock options or unvested restricted shares of Common Stock.

The employment agreements of such named executive officers further provide that the Company will indemnify each of them for taxes incurred if his “change in control” payment is deemed an “excess parachute payment” under the Internal Revenue Code.

At December 31, 2007, Mr. Fuller currently held an unvested option to acquire 100,000 shares of Common Stock. See “Outstanding Equity Awards at December 31, 2007.” Under the stock option award agreement governing Mr. Fuller’s option, the option would become immediately vested and exercisable upon a change in control of the Company unless the successor company assumed or substituted Mr. Fuller’s stock option by offering Mr. Fuller the right to purchase or receive the same consideration received by the Company’s stockholders in the transaction constituting a change in control for each share of Common Stock subject to his option. If a change of control occurred on December 31, 2007 and the successor company did not substitute or assume Mr. Fuller’s stock options as described above, the value of Mr. Fuller’s accelerated option would have been $0, as the exercise price ($12.20) of his option was higher than the closing price of the Company’s Common Stock on December 31, 2007 ($12.00), the last trading day prior to the hypothetical change in control date.

Potential Payments upon Death or Disability

The employment agreements of each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for the following benefits in the event of their death: (a) a payment in an amount equal to three times base salary in effect at the time of the executive officer’s death plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of each of such named executive officers in the event of their death as of December 31, 2007 would be $2,220,690 for each of Messrs. Sillerman, Ferrel, Slater and Tytel and $1,559,190 for Mr. Benson. Mr. Fuller is not contractually entitled to any payments from the Company upon his death.

Pursuant to the employment agreements for Messrs. Sillerman, Ferrel, Slater, Tytel and Benson, in the event of a disability continuing for a period in excess of six continuous months, such named executive officer shall be entitled to his full salary for the first six months of his disability (the last day of such 6-month period is referred to as the disability date), and, thereafter, each such named executive officer would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2007, the approximate amount that would be due to Mr. Sillerman would be $1,746,774, the approximate amount that would be due to each of Messrs. Ferrel, Slater and Tytel would be $1,209,305 and the approximate amount that would be due to Mr. Benson would be $837,211. Such amounts would be reduced by any benefits payable to the named executive officer under any insurance plan for which the Company paid the premiums. Under Mr. Fuller’s employment agreement, in the event of a disability continuing for a period in excess of six months in any rolling twelve-month period, he would be entitled to his full salary during the initial six-month period and, thereafter, to approximately $98,150 per year as long as he was undergoing medical treatment aimed at procuring his return to work. Mr. Fuller’s employment agreement provides that if he becomes incapable of performing his duties for six months or more during any twelve-month period by reason of ill health or other incapacity, he may be terminated. If the Company executes this right of termination, the maximum amount that the Company would be required to pay to Mr. Fuller, assuming a disability date of December 31, 2007, would be $494,676, less normal deductions for tax and national insurance.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2007, non-employee directors received an annual fee of $80,000, paid half in cash and half in shares of restricted Common Stock, or at their election all in shares of restricted Common Stock (see below), plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $50,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee, all of which were paid in cash. The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000, all of which were paid in cash. All non-employee directors had the option, beginning in the third quarter of 2006, to elect to receive 100% of their compensation in shares of restricted Common Stock.

Messrs. Edwin Banks, Jerry Cohen and John Miller are members of a special committee formed to evaluate and oversee the proposed merger transaction with 19X, Inc. and the proposed investments in FX Luxury Realty LLC and its successor, FX Real Estate and Entertainment Inc. Each special committee member has been compensated for serving as a member of the special committee. The CKX board of directors authorized these payments to compensate the members of the special committee for the significant additional time commitment required of them in connection with their duties and responsibilities as members of the special committee. Each member of the special committee received a monthly fee of $7,500 for April, May and September 2007, which were the months that involved the greatest level of work and time commitment from the members of the committee. For the months of June, July, August, October, November and December 2007, the members of the special committee received $2,500 per month which they will continue to receive until the closing of the merger. The resolutions approved by our board of directors provide that the members of the special committee will receive a minimum aggregate compensation for such service in the amount of $50,000. CKX has made and will continue to make such payments to the members of the special committee without regard to whether the special committee recommended the merger or whether the merger is consummated. For the year ended December 31, 2007, each member of the special committee received special committee fees totaling $37,500.

In addition, the independent members of CKX’s board of directors (which includes the members of the special committee) met numerous times to discuss and consider the merger transaction, the investment by CKX in FX Luxury Realty, LLC and the subsequent amendments to the merger transaction. As compensation for the additional time commitment involved in such meetings, the independent members of our board of directors who are not members of the special committee (Messrs. Bleier, Harnick, Langer and Morrow) were be paid a meeting fee of $750, the same fee such directors receive for attending a meeting of a committee of the board of directors, for attendance at such meetings. For the year ended December 31, 2007, each independent director received special meeting fees totaling $6,750.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate

The total compensation received by our non-employee directors during fiscal year 2007 is shown in the following table (1):

	Fees Earned or	Stock
	Paid in Cash	Awards		Total
Name	($)	($)(2)		($)

Edwin M. Banks	$85,125	$38,130		$123,255
Edward Bleier	$70,625	$64,290		$134,915
Jerry L. Cohen(3)	$13,250	144,532		$157,782
Carl D. Harnick	$116,375	$99,930	(4)	$216,305
Jack Langer	$89,250	$187,890	(5)	$277,140
John D. Miller	$115,375	$64,290		$179,665
Bruce Morrow	$52,125	$64,290		$116,415

(1)	Represents compensation actually paid during the year ended December 31, 2007, which includes compensation for the fourth quarter of 2006 and the first three quarters of 2007.

(2)	All stock awards are made in shares of Common Stock and are granted under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. In 2007, Mr. Cohen received 9,513 shares and each of Messrs. Banks, Bleier, Harnick, Langer, Miller and Morrow received 3,130 shares.

(3)	Mr. Cohen elected to receive all his director compensation in shares of Common Stock.

(4)	Includes 2,500 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2007 and 2,500 shares of Common Stock that vested on June 27, 2007. All 5,000 of such shares of restricted Common Stock were granted in June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years.

(5)	Includes 5,000 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2007 and 5,000 shares of Common Stock that vested on June 27, 2007. All 10,000 of such shares of restricted Common Stock were granted in

June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors as well as Chairman of the Nominating and Corporate Governance Committee for a period of five years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the number of shares of CKX common stock beneficially owned on April 15, 2008 by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2008 have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 97,440,479 shares of our common stock outstanding on April 25, 2008, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after such date. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise set forth below, the address of each of the persons listed below is c/o CKX, Inc., 650 Madison Avenue, New York, New York 10022.

	Shares
	Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned		Common Stock

Beneficial Owners of 5% or More
The Huff Alternative Fund, L.P.	14,011,538	(1)	14.4%
Directors and Executive Officers:
Robert F.X. Sillerman	31,864,478	(2)	32.7%
Michael G. Ferrel	2,005,141	(3)	2.1%
Mitchell J. Slater	3,090,403	(4)	3.2%
Howard J. Tytel	2,665,494	(5)	2.7%
Simon Fuller	3,199,132	(6)	3.3%
Thomas P. Benson	1,390,780		1.4%
Edwin M. Banks	5,013	(7)	*
Edward Bleier	16,636	(8)	*
Jerry L. Cohen	24,173	(9)	*
Carl D. Harnick	39,636	(10)	*
Jack Langer	64,636	(11)	*
John D. Miller	314,636	(12)	*
Bruce Morrow	164,636	(13)	*
Priscilla Presley	6,000		*
All directors and executive officers as a group (14 individuals)	44,850,794		46.0%

*	Represents less than 1%.

(1)	Includes shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P. William R. Huff possesses the sole power to vote and dispose of all securities of CKX held by these two Huff entities, subject to certain internal compliance procedures.

(2)	Includes (i) 26,816,269 shares of common stock owned of record by Mr. Sillerman, (ii) 1,000,000 shares of common stock owned of record by Laura Baudo Sillerman, Mr. Sillerman’s spouse; and (iii) 2,556,392 shares of common stock owned of record by Sillerman Capital Holdings, L.P., a limited partnership controlled by Mr. Sillerman through a trust for the benefit of Mr. Sillerman’s descendants; and (iv) 1,491,817 shares of common stock issuable upon conversion of 1,491,817 shares of Series B Convertible Preferred Stock of CKX, Inc. that are subject to an option agreement entered into by 19X, Inc., a Delaware corporation owned by Messrs. Sillerman and Fuller, and The Promenade Trust.

(3)	Includes: (i) 1,814,112 shares of common stock owned of record by Mr. Ferrel; and (ii) 191,029 shares of common stock owned of record by the Ferrel Childrens Trust f/b/o Mary R. Ferrel.

(4)	Includes: (i) 2,591,968 shares of common stock owned of record by Mr. Slater; and (ii) 498,435 shares of common stock owned of record by Mitchell J. Slater 2004 GRAT.

(5)	Includes: (i) 2,126,232 shares of common stock owned of record by Mr. Tytel and Sandra Tytel, Mr. Tytel’s spouse, as tenants in common with rights of survivorship; (ii) 419,262 shares of common stock owned of record by the Sandra Tytel 1998 Trust for the benefit of Jennifer Tytel; and (iii) 120,000 shares of Common stock owned by the Tytel Family Foundation. 302,044 of the shares of Common stock held by Mr. Tytel and Sandra Tytel, as tenants in common, are pledged to an investment bank as security for a margin loan account.

(6)	Includes 1,507,315 shares of common stock issued in connection with our acquisition of 19 Entertainment Limited, 200,000 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan, and 1,491,817 shares of common stock issuable upon conversion of 1,491,817 shares of Series B Convertible Preferred Stock of CKX, Inc. that are subject to an option agreement entered into by 19X, Inc., a Delaware corporation owned by Messrs. Sillerman and Fuller, and The Promenade Trust.

(7)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan.

(8)	Includes 14,636 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan and 2,000 shares of common stock purchased on the open market.

(9)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan. Mr. Cohen has elected to received all of his director compensation in shares of common stock.

(10)	Includes: (i) 14,636 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 25,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of our June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years. One half of the shares received by Mr. Harnick are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares are subject to forfeiture, on a pro rata basis, in the event Mr. Harnick voluntarily resigns his position prior to the expiration of the five-year term. Of the 25,000 shares granted in June 2005, 15,000 remain subject to restrictions or forfeiture.

(11)	Includes: (i) 14,636 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 50,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of the our public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors and chairman of the Nominating and Corporate Governance Committee for a period of five years. One half of the shares received by Mr. Langer are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares are subject to forfeiture, on a pro rata basis, in the event Mr. Langer voluntarily resigns his position prior to the expiration of the five-year term. Of the 50,000 shares granted in June 2005, 30,000 remain subject to restrictions or forfeiture.

(12)	Includes: (i) 14,636 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 300,000 shares of common stock acquired by Mr. Miller in connection with his ownership of membership interests in RFX Acquisition LLC.

(13)	Includes: (i) 14,636 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 150,000 shares of common stock acquired by Mr. Morrow in connection with his ownership of membership interests in RFX Acquisition LLC.

Changes in Control

The information set forth under “Part I — Item 1 — Business — Merger Transaction” of the Original Form 10-K is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2007.

(a)
	Number of	(b)
	Securities to be	Weighted-Average	(c)
	Issued Upon	Exercise Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available for
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	508,500	12.64	3,242,706
Equity compensation plans not approved by security holders	—	—	—

For a description of our 2005 Omnibus Long-Term Incentive Compensation Plan, see “Item 11. Executive Compensation — Components of Compensation for Named Executive Officers”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Under the terms of their employment agreements, certain employees of the Company, including Messrs. Tytel and Benson, are permitted to spend a portion of their time providing services for Mr. Sillerman and MJX Asset Management LLC, a company managed by Mr. Sillerman in which Messrs. Ferrel, Tytel, Slater and Benson are also investors. In addition, certain non-management employees of the Company provide services for Mr. Sillerman and/or MJX Asset Management LLC. The compensation committee of the Company’s board of directors reviews the amount of time spent on outside endeavors by the Company’s employees on a quarterly basis, and to the extent the compensation committee believes any such employee is engaging in outside activities at a level whereby he is being compensated by the Company for the time spent on such outside activities, the compensation committee may require that the employee reduce the level of outside services being performed, and further, may require that the recipient of such services (either Mr. Sillerman or MJX Asset Management LLC) reimburse the Company for the compensation attributable to the time spent thereon. In 2007, the compensation committee determined that certain non-management employees of the Company had provided services to MJX Asset Management LLC and/or Mr. Sillerman with an aggregate value of $128,120. Mr. Sillerman’s salary for the year ended December 31, 2007 was reduced by such amount to compensate the Company for such services. In 2006, the compensation committee determined that employees of the Company had provided services to MJX Asset Management LLC and/or Mr. Sillerman with an aggregate value of $120,817. Mr. Sillerman’s salary for the year ended December 31, 2006 was reduced by such amount to compensate the Company for such services.

The information set forth under “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Merger Agreement” and “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Transactions Involving FX Luxury Realty LLC and FX Real Estate and Entertainment Inc.” of the Original Form 10-K is incorporated herein by reference.

Director Independence

Our board has determined that the following directors are independent within the meaning of the rules and regulations of The NASDAQ Stock Market®: Edwin M. Banks; Edward Bleier; Jerry L. Cohen; Carl D. Harnick; Jack Langer; John D. Miller; and Bruce Morrow.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit, Audit-Related, Tax and All Other Fees

The following table sets forth the fees paid by the Company and its subsidiaries for services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and December 31, 2006:

	2007	2006

Audit Fees(1)	$3,464,496	$3,194,176
Audit-Related Fees(2)	—	713,650
Tax Fees(3)	188,231	250,668
All Other Fees(4)	—	85,645

Total	$3,652,727	$4,244,139

(1)	Audit fees in 2007 include $950,889 related to work associated with the Company’s investment in FX Real Estate and Entertainment and the Company’s pending merger transaction with 19X, Inc.

(2)	Audit-related fees in 2006 principally related to audits of the historical financial statements of acquired companies and acquisition targets.

(3)	Tax fees related to tax compliance, advice and planning.

(4)	All other fees in 2006 principally related to certain Sarbanes-Oxley facilitation services.

Audit Committee Pre-Approval of Services Provided by the Independent Public Accountant

The Audit Committee of the board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant’s independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee, or entered into pursuant to the pre-approval policy. Pre-approval authority may be delegated to one or more members of the Audit Committee. Any non-audit work by the Company’s independent registered public accounting firm that commences prior to approval by the Audit Committee is subject to a full refund of all fees paid by the Company.

PART IV

EXHIBITS

The following documents are filed herewith as part of this Form 10-K/A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, INC.

By:	/s/ ROBERT F.X. SILLERMAN	April 29, 2008

Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON	April 29, 2008

Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.