Form 10-Q
period 2008-03-31
CKX, Inc.
filed 2008-05-12
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

As of May 8, 2008, there were 97,434,979 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$55,928	$50,947
Receivables, net of allowance for doubtful accounts of $570 at March 31, 2008 and $832 at December 31, 2007	61,260	42,231
Due from related party	1,537	999
Inventories, net of allowance for obsolescence of $671 at March 31, 2008 and $627 at December 31, 2007	2,096	2,092
Prepaid expenses and other current assets	4,631	5,337
Investment in FXRE	—	6,175
Deferred tax assets	1,347	1,293

Total current assets	126,799	109,074
Property and equipment — net	45,906	43,989
Receivables	9,437	1,607
Loans to related parties	8,088	7,931
Deferred production costs	4,198	635
Other assets	20,958	19,223
Goodwill	160,018	160,454
Other intangible assets — net	176,868	181,872
Deferred tax assets	689	670

TOTAL ASSETS	$552,961	$525,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,623	$14,987
Accrued expenses	17,229	20,448
Accrued dividend	—	6,175
Current portion of long-term debt	673	652
Income taxes payable	10,346	6,226
Deferred revenue	28,805	12,009
Other current liabilities	209	—

Total current liabilities	71,885	60,497
Long-term liabilities:
Long-term debt	101,933	102,418
Deferred revenue	9,120	2,778
Other long-term liabilities	4,205	4,216
Deferred tax liabilities	36,934	38,083

Total liabilities	224,077	207,992

Minority interest	4,728	4,757
Redeemable restricted common stock — 1,672,170 shares outstanding at March 31, 2008 and December 31, 2007	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B-1 — 1,491,817 shares outstanding	22,825	22,825
Series C-1— share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,409,672 shares issued and outstanding at March 31, 2008 and 95,402,757 issued and outstanding at December 31, 2007	954	954
Additional paid-in-capital	374,980	374,665
Accumulated deficit	(112,532)	(123,746)
Accumulated other comprehensive income	14,927	15,006

Total stockholders’ equity	301,154	289,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,961	$525,455

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(In thousands, except share and per share information)

Revenue	$65,237	$49,598
Operating expenses:
Cost of sales	17,071	11,554
Selling, general and administrative expenses	17,504	19,310
Corporate expenses	4,597	4,970
Depreciation and amortization	5,632	5,572
Merger and distribution-related costs	591	—
Other (income) expense	(217)	70

Total operating expenses	45,178	41,476

Operating income	20,059	8,122
Interest income	778	290
Interest expense	(1,617)	(416)

Income before income taxes, equity in earnings of affiliates and minority interest	19,220	7,996
Income tax expense	8,365	4,809

Income before equity in earnings of affiliates and minority interest	10,855	3,187
Equity in earnings of affiliates	1,212	377
Minority interest	(397)	(208)

Net income	11,670	3,356
Dividends on preferred stock	(456)	(456)

Net income available to common stockholders	$11,214	$2,900

Income per share:
Basic income per share	$0.12	$0.03

Diluted income per share	$0.12	$0.03

Average number of common shares outstanding:
Basic	97,080,778	96,737,982
Diluted	97,083,350	96,947,282

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$11,670	$3,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,632	5,572
Unrealized foreign currency gains	(217)	—
Share-based payments	314	296
Equity in earnings of affiliates, net of cash received	(1,212)	404
Deferred income taxes	(1,200)	466
Non-cash interest expense	166	158
Provision for inventory and accounts receivable allowance	64	38
Minority interest	397	208
Changes in operating assets and liabilities:
Receivables	(26,462)	(5,478)
Inventory	(39)	(149)
Prepaid expenses	706	(1,475)
Prepaid income taxes	—	4,518
Other assets	(4,940)	(2,535)
Accounts payable and accrued expenses	(3,176)	(1,133)
Deferred revenue	23,138	(1,872)
Income taxes payable	4,120	—
Other	(19)	(44)

Net cash provided by operating activities	8,942	2,330

Cash flows from investing activities:
Purchases of property and equipment	(2,586)	(7,729)

Net cash used in investing activities	(2,586)	(7,729)

Cash flows from financing activities:
Exercise of warrants	—	243
Distributions to minority interest shareholders	(425)	(475)
Principal payments on debt	(464)	(422)
Dividends paid on preferred stock	(456)	(456)

Net cash used in financing activities	(1,345)	(1,110)

Effect of exchange rate changes on cash	(30)	40

Net increase (decrease) in cash and equivalents	4,981	(6,469)

Cash and cash equivalents — beginning of period	50,947	36,610

Cash and cash equivalents — end of period	$55,928	$30,141

Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,401	$336
Income taxes	5,139	95

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2008 (in thousands):

Distribution of final 2% FXRE ownership interest	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2007 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

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

The financial information in this report for the three months ended March 31, 2008 and 2007 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

As provided for in the Merger Agreement, the original $13.75 price per share was to be adjusted by the greater of (i) an amount tied to the trading price of FX Real Estate and Entertainment (“FXRE”) common stock during a previously specified trading period, which formulaic amount came to $0.46, and (ii) $0.75 per share, assuming completion by FXRE of its rights offering and related backstop investment agreements at $10 per share price and for total proceeds in excess of $90.0 million. The Company has been notified that the closing of the rights offering backstop agreements surpassing the aforementioned thresholds is expected to occur on May 13, 2008, so that the Company has assumed that the Merger Consideration, prior to consideration of the revised offer from 19X as described below under “Revised Offer,” will be $13.00 per share in cash.

Revised Offer

Although the Merger Agreement as described above remains in full force and effect, 19X has delivered to the Company a proposal to revise the Merger Agreement. 19X’s proposal suggests reducing the price per share to be received by CKX stockholders to a fixed price of $12.00 per share and extending the outside date for closing to September 30, 2008.

In connection with this proposal, 19X has informed the Company that it has received extensions of its debt financing commitment letters, which otherwise would have expired on July 31, 2008, through September 30, 2008.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Approval of any revised proposal will be subject to the same procedures as were followed with respect to the currently pending Merger Agreement, including approval by the Special Committee of disinterested directors of CKX’s board. The Special Committee has reconfirmed its engagement of Houlihan Lokey as its special financial advisor and instructed Houlihan Lokey to begin its consideration of the revised offer terms.

In making this new proposal, 19X has advised the Company it has neither terminated nor waived any of its rights under the existing merger agreement. Similarly, in agreeing to consider the proposal, CKX has advised 19X that CKX retains all of its rights under the existing merger agreement.

The Company cannot assure or predict (a) what recommendation or other response the Special Committee will make with respect to the 19X proposal, (b) the amount of time the parties will require to evaluate and respond to the 19X proposal and any response thereto from the Special Committee, or (c) the amount of time it will take the parties to finalize appropriate documentation in the event agreement is reached with respect to revised deal terms.

Notwithstanding the foregoing, 19X also has requested that, should such agreement be reached, the parties cooperate to move towards a closing on a reasonably prompt timetable, and to accommodate that request, the Company be in position to file revised proxy materials reflecting any changes to the transaction by no later than May 22, 2008.

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of the shares of common stock of FXRE (as described below) to CKX’s stockholders and stockholders of the Company holding no more than 7.5% of the outstanding common stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing; however, upon termination due to a failure of 19X to obtain necessary financing, 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share.

On November 8, 2007, 19X delivered fully executed financing letters which provide for capital sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters. In connection with the revised proposal described above, 19X received and delivered to the Company extensions of the previously delivered debt commitments through September 30, 2008.

Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly-owned subsidiary of CKX. Mr. Sillerman is also the Chairman and Chief Executive Officer of FXRE.

3.	Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

During 2007, the Company engaged in a series of transactions with FXRE and FX Luxury Realty, LLC (“FXLR”), each of which is described below.

FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR, and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, referred to herein as the Park Central site. The Park Central site is currently occupied by a motel and several commercial and retail tenants. FXRE intends to redevelop the Park Central site into a hotel,

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

casino, entertainment, retail, commercial and residential project, as contemplated by the license agreement described below. As described elsewhere herein, FXLR, entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of the Company, and Muhammad Ali Enterprises LLC (the “Ali Business”), an 80%- owned subsidiary of the Company, which allow FXLR to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. FXRE currently anticipates that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with EPE grants FXLR the right to develop one or more hotels as part of the master plan of EPE to redevelop the Graceland property and surrounding areas in Memphis, Tennessee. In addition to the Park Central site and the development of one or more Elvis Presley-themed hotels at or near Graceland in Memphis, Tennessee, FXRE intends to develop hotels and attractions worldwide, including Elvis Presley and Muhammad Ali-themed projects pursuant to the aforementioned license agreements.

FXRE, through direct and indirect wholly owned subsidiaries, also owns 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado.

Investments in FX Luxury Realty and FX Real Estate and Entertainment Inc. and Distributions to CKX Stockholders

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FXLR. The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.1 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Park Central site and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Park Central site, closed on July 6, 2007.

On September 26, 2007, CKX and other members of FXLR entered into a Contribution and Exchange Agreement pursuant to which each member of FXLR contributed its common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE. Also on September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of FXRE for a price of $1.5 million.

As a condition to the Merger Agreement, as amended, CKX agreed to distribute to its stockholders all of its shares of common stock of FXRE to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the capital intensive development opportunities to be pursued by us in accordance with the terms of the license agreements described below. The distribution of shares occurred through a series of dividends, in which the Company declared and transferred into three trusts, for the benefit of its stockholders, dividends consisting of a total of 48% of the outstanding shares of common stock of FXRE payable to CKX stockholders as of the record date (as described below). The first dividend, on June 18, 2007, was valued at approximately $50.3 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs). The second dividend, on September 27, 2007, was valued at approximately $40.9 million, leaving CKX with an investment of $6.2 million at December 31, 2007 representing its remaining 2% ownership interest in FXRE.

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

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

On January 10, 2008, CKX and the distribution trusts delivered to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder on the record date. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. Upon the January 10, 2008 distribution and the third dividend described above, CKX’s ownership interest in FXRE was fully divested and no investment was recorded by CKX subsequent to such date.

FXRE was audited for the period from inception (May 11, 2007) to December 31, 2007 and the independent registered public accounting firm’s opinion includes an explanatory paragraph about FXRE’s ability to continue as a going concern. In April 2008, FXRE paid the 2007 license fee in the amount of $10.0 million and related interest to CKX as well as repaid the loan due CKX plus interest totaling $6.3 million from the proceeds of its rights offering. FXRE’s ability to pay future royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully raising capital in the future.

License Agreements

Simultaneous with our investment in FXLR, FXLR entered into a worldwide license agreement with EPE, granting FXLR the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXLR also entered into a worldwide license agreement with the Ali Business, granting FXLR the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

Under the terms of the license agreements, FXLR is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payments (for 2007) under the license agreements were due on the earlier of the completion of FXRE’s rights offering described elsewhere herein, or April 1, 2008. As the initial payments were made after December 1, 2007, however, FXRE was required to pay EPE and the Ali Business interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment was made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 aggregate royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid by FXRE on April 1, 2008.

CKX has not yet recorded any related royalty revenue as, per the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all the conditions of a multiple-element arrangement are met. CKX will begin to record revenue under the license agreements when it completes the transaction with FXRE for the development of a hotel property at Graceland.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 is

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

evidenced by a promissory note dated September 26, 2007. The majority of the proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shares of FXRE common stock held by Mr. Sillerman and Messrs. Paul Kanavos and Brett Torino, both of whom are principals of Flag and officers of FXRE. As of March 31, 2008, $6.0 million of principal plus $0.3 million of interest was outstanding. On April 17, 2008, FXRE paid all amounts outstanding under the loan and the Line of Credit Agreement terminated.

Shared Services Agreement

CKX is party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provide services for FXRE, and certain of FXRE’s employees, including members of senior management, may provide services for CKX. The services provided pursuant to the shared services agreement include management, legal, accounting and administrative. The agreement expires on December 31, 2010 and can be extended or terminated with ninety days notice by both parties.

Charges under the shared services agreement are made on a quarterly basis and are determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

Because the shared services agreement with CKX constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of the Company’s Board of Directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the Board of Directors of FXRE formed to evaluate and approve certain related party transactions.

For the three months ended March 31, 2008, CKX has billed FXRE $0.5 million for professional services, primarily accounting and legal services, performed under the shared services agreement; this amount has not yet been paid to the Company. $1.0 million in shared service costs charged to FXRE in 2007 was repaid to the Company on April 22, 2008.

4.	Accounting Policies

During the three months ended March 31, 2008, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of this standard had no impact on the Company’s financial statements.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any assets and liabilities at fair value.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

5.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$11,670	$3,356
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	401

Comprehensive income	$11,591	$3,757

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 678,000 and 608,500 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the three months ended March 31, 2008 and 2007, respectively.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three month’s ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Basic common shares outstanding (including redeemable restricted common stock)	97,080,778	96,737,982
Incremental shares for assumed exercise of stock options (and warrants in 2007)	2,572	209,300

Diluted common shares outstanding (including redeemable restricted common stock)	97,083,350	96,947,282

7.	Intangible Assets and Goodwill

Intangible assets as of March 31, 2008 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	11.8 years	$28,900	$(5,896)	$23,004
Other Presley intangible assets	13.9 years	13,622	(4,308)	9,314
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	4.0 years	80,798	(33,833)	46,965
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	1.2 years	16,881	(12,354)	4,527
MBST artist contracts, profit participation rights and other intangible assets	3.6 years	4,270	(1,976)	2,294

		$144,471	$(58,367)	$86,104

The gross carrying amount of intangible assets of $144.5 million in the table above differs from the amount of $144.6 million in the table below due to foreign currency movements of $0.1 million.

Balance at
March 31,
2008

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Intangible assets as of December 31, 2007 consist of (dollar amounts in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(5,408)	$23,492
Other Presley intangible assets	13,622	(3,990)	9,632
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	80,879	(30,930)	49,949
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,898	(11,347)	5,551
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,786)	2,484

	$144,569	$(53,461)	$91,108

Balance at
December 31,
2007

Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

Amortization expense for definite lived intangible assets was $4.9 million for the three months ended March 31, 2008 and 2007. At March 31, 2008, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the nine months ending December 31, 2008	$13,700
For the years ending December 31, 2009	16,900
2010	16,100
2011	15,000
2012	5,700

Goodwill as of March 31, 2008 consists of (dollar amounts in thousands):

		2008
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	March 31,
	2007	Adjustment	Adjustments	2008

Presley royalties and licensing	$14,413	$—	$—	$14,413
Presley Graceland operations	10,166	—	—	10,166
19 Entertainment	121,328	(121)	(315)	120,892
MBST	10,097	—	—	10,097
Ali Business	4,450	—	—	4,450

Total	$160,454	$(121)	$(315)	$160,018

A portion of the Company’s long-term deferred tax asset reversed during the three months ended March 31, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Debt

At March 31, 2008, the Company had $2.4 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2013.

At March 31, 2008, the Company had $0.3 million outstanding under a note issued in connection with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.

The carrying amount of the Company’s debt approximates fair value.

The Company has a $150.0 million revolving credit agreement (the “Credit Facility”) with various lenders. In 2007, the Company had drawn down $100.0 million on the Credit Facility and used the proceeds to make the investment in FXRE. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100 million outstanding at March 31, 2008 bears interest at LIBOR plus 150 basis points; the effective interest rate is 4.6% at March 31, 2008. Deferred financing fees are included in other assets on the accompanying consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all loan covenants as of March 31, 2008.

9.	Stockholders’ Equity

During the three months ended March 31, 2007, 1,096,378 warrants with an exercise price of $2.00 per share were exercised. Of these, warrants representing 121,315 shares of common stock were exercised for cash resulting in proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a cashless exercise option which resulted in the issuance of 813,227 shares of common stock. The Company has no outstanding warrants as of March 31, 2008.

10.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $8.4 million, reflecting the Company’s estimated 2008 effective tax rate of 43.5%.

For the three months ended March 31, 2007, the Company recorded a provision for income taxes of $4.8 million. The provision is comprised of $3.3 million, reflecting the Company’s estimated 2007 effective tax rate of 41.9% and $1.5 million related to a change in the expected historical UK income tax filing position.

The increase in the 2008 effective tax rate relates primarily to the non-deductibility of certain transaction costs related to the Company’s plan to become a private company.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended March 31, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance of $0.3 million, offset by a decrease in goodwill.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties.

Open tax years related to federal filings are for the years ended December 31, 2004, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State has initiated an audit for the tax years ended June 30, 2003, June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006. HMRC usually has twelve months from the end of the accounting period to review and query each return.

11.	Commitments and Contingencies

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. We estimate that we will incur expenditures for the development of the show of approximately $5.0 million in 2008, of which $1.2 million was incurred for the three months ended March 31, 2008. This amount was recorded within other assets on the accompanying condensed consolidated balance sheet.

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

A lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp (the “Defendants”) on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

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

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The two cases have been consolidated and on April 18, 2008, plaintiffs filed a consolidated amended complaint.

12.	Segment Information

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

	Presley Business
	Royalties and	Graceland	19		Corporate
Segment Information	Licensing	Operations	Entertainment	Ali Business	and Other	Total
	(Amounts in thousands)

Three months ended March 31, 2008:
Revenue	$4,048	$6,313	$52,986	$1,116	$774	$65,237

Operating income (loss)	$2,039	$(1,076)	$24,795	$274	$(5,973)	$20,059

Depreciation and amortization	$645	$552	$4,190	$15	$230	$5,632

OIBDAN	$2,695	$(506)	$29,051	$293	$(5,528)	$26,005

Three months ended March 31, 2007:
Revenue	$3,759	$6,162	$37,406	$1,373	$898	$49,598

Operating income (loss)	$631	$(1,255)	$13,642	$716	$(5,612)	$8,122

Depreciation and amortization	$645	$502	$4,189	$9	$227	$5,572

OIBDAN	$1,283	$(742)	$17,886	$729	$(5,166)	$13,990

Asset Information:
Segment assets at March 31, 2008	$92,178	$73,897	$212,610	$68,811	$105,465	$552,961

Segment assets at December 31, 2007	$83,324	$72,846	$230,696	$60,053	$78,536	$525,455

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)

OIBDAN	$26,005	$13,990
Depreciation and amortization	(5,632)	(5,572)
Non-cash compensation	(314)	(296)
Interest income	778	290
Interest expense	(1,617)	(416)
Equity in earnings of affiliates	1,212	377
Income tax expense	(8,365)	(4,809)
Minority interest	(397)	(208)

Net income	$11,670	$3,356

13.	Related Party Transactions

Please see note 2, Merger Agreement.

Please see note 3, Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC.

***********************

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2007. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

As provided for in the Merger Agreement, the original $13.75 price per share was to be adjusted by the greater of (i) an amount tied to the trading price of FX Real Estate and Entertainment (“FXRE”) common stock during a previously specified trading period, which formulaic amount came to $0.46, and (ii) $0.75 per share, assuming completion by FXRE of its rights offering and related backstop investment agreements at $10 per share price and for total proceeds in excess of $90.0 million. The Company has been notified that the closing of the rights offering backstop agreements surpassing the aforementioned thresholds is expected to occur on May 13, 2008, so that the Company has assumed that the Merger Consideration, prior to consideration of the revised offer from 19X as described below under “Revised Offer,” will be $13.00 per share in cash.

Revised Offer

Although the Merger Agreement as described above remains in full force and effect, 19X has delivered to the Company a proposal to revise the Merger Agreement. 19X’s proposal suggests reducing the price per share to be received by CKX stockholders to a fixed price of $12.00 per share and extending the outside date for closing to September 30, 2008.

In connection with this proposal, 19X has informed the Company that it has received extensions of its debt financing commitment letters, which otherwise would have expired on July 31, 2008 through September 30, 2008.

Approval of any revised proposal will be subject to the same procedures as were followed with respect to the currently pending merger agreement, including approval by the Special Committee of disinterested directors of CKX’s board. The Special Committee has reconfirmed its engagement of Houlihan Lokey as its special financial advisor and instructed Houlihan Lokey to begin its consideration of the revised offer terms.

In making this new proposal, 19X has advised the Company it has neither terminated nor waived any of its rights under the existing merger agreement. Similarly, in agreeing to consider the proposal, CKX has advised 19X that CKX retains all of its rights under the existing merger agreement.

The Company cannot assure or predict (a) what recommendation or other response the Special Committee will make with respect to the 19X proposal, (b) the amount of time the parties will require to evaluate and respond to the 19X proposal and any response thereto from the Special Committee, or (c) the amount of time it will take the parties to finalize appropriate documentation in the event agreement is reached with respect to revised deal terms.

Notwithstanding the foregoing, 19X also has requested that, should such agreement be reached, the parties cooperate to move towards a closing on a reasonably prompt timetable, and to accommodate that request, the Company be in position to file revised proxy materials reflecting any changes to the transaction by no later than May 22, 2008.

Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company, receipt of regulatory approvals, the distribution of the shares of common stock of FXRE (as described below) to CKX’s stockholders and stockholders of the Company holding no more than 7.5% of the outstanding common stock exercising appraisal rights under Delaware law. Completion of the Merger is not conditioned upon 19X receiving financing; however, upon termination due to a failure of 19X to obtain necessary financing, 19X must pay CKX a termination fee of $37 million, payable at the option of 19X in cash or shares of CKX common stock valued at a price of $12.00 per share. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007, August 1, 2007, September 28, 2007 and January 24, 2008.

On November 8, 2007, 19X, Inc. delivered fully executed financing letters which provide for capital sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters. In connection with the revised offer described above, 19X received and has delivered to the Company extensions of its previously delivered debt commitments through September 30, 2008

For risks related to the merger transaction, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A. Risk Factors — Risks Related to the Merger Transaction — The Failure to Complete the Merger Could Adversely Affect the Business, Prospects, Results of Operations or Stock Price of the Company.”

Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX. Mr. Sillerman is also the Chairman and Chief Executive Officer of FXRE.

Approval Process

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with 19X, who abstained) unanimously approved the Merger Agreement and recommended that our stockholders adopt the Merger Agreement and approve the Merger. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered an opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s common stock is fair from a financial point of view to such holders (other than holders of common Stock that are affiliated with 19X). On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).

Approval of any revised terms, including those set forth in 19X’s proposal described above, will undergo the same procedures set forth in the preceeding paragraph.

Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

Investments in FX Luxury Realty and FX Real Estate and Entertainment Inc. and Distributions to CKX Stockholders

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

As a condition to the Merger Agreement as executed on June 1, 2007, as amended, CKX agreed to distribute to its stockholders the equity it purchased in FXLR through a distribution of shares of FXRE common stock (which shares would be received prior to the distribution through an exchange of FXLR interests for FXRE shares) to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the capital intensive development opportunities to be pursued by us in accordance with the terms of the license agreements described below. The distribution of shares occurred through a series of dividends, in which the Company declared and transferred into three trusts, for the benefit of its stockholders, dividends consisting of a total of 48% of the outstanding shares of common stock of FXRE payable to CKX stockholders as of the record date (as described below). The first dividend, on June 18, 2007, was valued at approximately $50.3 million, or 50% of the then value of CKX’s investment in FXLR (taking into account transaction costs). The second dividend, on September 27, 2007, was valued at approximately $40.9 million, leaving CKX with an investment of $6.2 million at December 31, 2007 representing its remaining 2% ownership interest in FXRE.

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

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. Upon the January 10, 2008 distribution and the third dividend described above, CKX’s ownership interest in FXRE was fully divested and no investment was recorded by CKX subsequent to such date.

FXRE was audited for the period from inception (May 11, 2007) to December 31, 2007 and the independent registered public accounting firm’s opinion includes an explanatory paragraph about FXRE’s ability to continue as a going concern. In April 2008, FXRE paid the 2007 license fee and related interest to CKX as well as repaid the loan due CKX plus interest totaling $6.3 million from the proceeds of its rights offering. FXRE’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and other obligations is dependent on FXRE successfully raising capital in the future.

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

Under the terms of the license agreements, FXLR is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXLR is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payment (for 2007) under the license agreement, as amended, was due on the earlier of the completion of FXRE’s previously announced rights offering described elsewhere herein or April 1, 2008, provided that if the initial payment was made after December 1, 2007, it bears interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008. The 2007 royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid on April 1, 2008. The Company has not yet recorded any related royalty revenue, as per the Company’s revenue recognition policy, revenue from licensing activities is recognized only when all of the conditions of a multiple-element arrangement are met. CKX will begin to record revenue under the license agreements when it completes the transaction with FXRE for the development of a hotel property at Graceland.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The majority of the proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shates of FXRE common stock held by Mr. Sillerman and certain other members of Flag. As of March 31, 2008, $6.0 million of principal plus $0.3 million of interest was outstanding. On April 17, 2008, FXRE repaid all amounts outstanding under the loan and the Line of Credit Agreement terminated.

Affiliated Elements of Transactions

Mr. Sillerman, our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE. Mr. Sillerman owns approximately 29% of the outstanding equity of Flag Luxury Properties, which, prior to the investment in FXLR described above, owned 100% of FXLR and a 50% interest in the Metroflag Entities. Following the January 2008 Distribution, Mr. Sillerman owns approximately 30% of the outstanding common stock of FXRE. Mr. Sillerman had pledged 324,254 shares of his FXRE common stock as security for the CKX loan described above. The loan was repaid on April 17, 2008.

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

Because the shared services agreement with CKX constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of the Company’s Board of Directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the Board of Directors of FXRE formed to evaluate and approve certain related party transactions.

For the three months ended March 31, 2008, CKX has billed FXRE $0.5 million for professional services, primarily accounting and legal services, performed under the shared services agreement; this amount has not yet been paid to the Company. $1.0 million in shared service costs charged to FXRE in 2007 was repaid to the Company on April 22, 2008.

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

The Royalties and Licensing segment generates revenue from the exploitation of the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The license with FXLR, described elsewhere herein, is an example of such an agreement. The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements.

Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content.

The Graceland Operations segment generates its primary revenue from ticket and merchandise sales and related income from public tours of Graceland as well as from the operation of Elvis Presley’s Heartbreak Hotel and the other ancillary real estate assets. Revenue from Graceland has historically been seasonal with sharply higher numbers of visitors during the spring and summer seasons as compared to the fall and winter seasons.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The current seventh broadcast season has aired 33.5 hours during the first quarter of 2008 and we expect to air 19.5 hours in the second quarter for a total of 53 hours. In 2007 we aired 31.5 hours and 17.5 hours during the first and second quarters, respectively, for a total of 49 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony BMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least one more season of American Idol (2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony BMG.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States. 19 Entertainment’s revenues reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and sponsorship fees and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and our operating expenses include the contractual share that we distribute to our production partners.

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

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. The license with FXLR, described elsewhere herein, is an example of such an agreement. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependant upon the ability of third parties to successfully market the content. Most of our revenue sources are dependant upon the public’s continued interest in Muhammad Ali and associated intellectual property. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three months ended March 31, 2008 and 2007.

Consolidated Operating Results Three Months Ended March 31, 2008

Compared to Three Months Ended March 31, 2007

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	Variance
	(In thousands)

Revenue	$65,237	$49,598	$15,639
Operating expenses	45,178	41,476	3,702
Operating income	20,059	8,122	11,937
Income tax expense	8,365	4,809	3,556
Net income	11,670	3,356	8,314

Operating income	$20,059	$8,122	$11,937
Depreciation and amortization	5,632	5,572	60
Non-cash compensation	314	296	18

OIBDAN	$26,005	$13,990	$12,015

Revenue growth in 2008 was driven primarily by 19 Entertainment, which had higher licensing and sponsorship revenues for American Idol, as well as increases in music and management revenues. Higher operating expenses for the three months ended March 31, 2008 resulted from higher overall costs at 19 Entertainment to support revenue growth and new projects, partially offset by decreased expenses at the Presley Business.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2008 and 2007:

	2008	2007	Variance
	(In thousands)

Revenue	$4,048	$3,759	$289
Cost of sales	(180)	(316)	136
Selling, general and administrative expense, excluding non-cash compensation	(1,173)	(2,160)	987

OIBDAN	$2,695	$1,283	$1,412

OIBDAN	$2,695	$1,283	$1,412
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(11)	(7)	(4)

Operating income	$2,039	$631	$1,408

The increase in royalties and licensing revenue was due to an increase in publishing royalties of $0.5 million and merchandising licensing royalties of $0.3 million offset by lower sales of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.5 million. Royalties and licensing cost of sales decreased $0.1 million due to the lower cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses decreased by $1.0 million primarily due to $0.8 million of lower advertising and marketing costs for the DVD box set, including upfront costs to produce the infomercial in 2007, and $0.2 million of lower legal costs.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2008 and 2007:

	2008	2007	Variance
	(In thousands)

Revenue	$6,313	$6,162	$151
Cost of sales	(935)	(1,060)	125
Selling, general and administrative expense, excluding non-cash compensation	(5,884)	(5,844)	(40)

OIBDAN	$(506)	$(742)	$236

OIBDAN	$(506)	$(742)	$236
Depreciation and amortization	(552)	(502)	(50)
Non-cash compensation	(18)	(11)	(7)

Operating income	$(1,076)	$(1,255)	$179

Tour and exhibit revenue of $2.4 million in 2008 accounted for $0.3 million of the increase in Graceland Operations revenue. This increase resulted from an 11% increase in visitor spending offset by a 1.0% decline in attendance to 93,790 in 2008 from 94,742 in 2007. Increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. The attendance decline reflects the impact of higher gas prices and weak economic conditions on discretionary consumer travel, offset in part by the earlier celebration of the Easter holiday in 2008. Retail operations revenue of $2.2 million in 2008 declined $0.1 million due a change in the second quarter of 2007 in mail order retail sales to a commission-based operation, partially offset by a 10% increase in per-visitor spending. Other revenue, primarily hotel room revenue and ancillary real estate income of $1.7 million, was flat with 2007.

Management believes that attendance at Graceland for the remainder of 2008 will be lower than the levels achieved in 2007 primarily due to the high number of incremental visitors in August 2007 who traveled to Graceland to participate in special events commemorating the 30th anniversary of Elvis’ death and the anticipated impact of higher gas prices and the weak economy on discretionary travel over the remainder of the year.

Graceland Operations cost of sales decreased by $0.1 million in 2008 compared to 2007 due to the change in mail order retail sales to a commission-based operation. Graceland Operations selling, general and administrative expenses increased $0.1 million primarily due to $0.1 million of increased advertising, $0.2 million in increased salaries and $0.2 million in increased professional and legal costs related to master plan initiatives offset by $0.4 million of lower professional services costs and costs related to the Elvis Presley show in Las Vegas.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$28,764	$(4,762)	$24,002
Other IDOLS television programs (including license fees and sponsorship)	4,345	(211)	4,134
So You Think You Can Dance and other television productions	311	(1,992)	(1,681)
Recorded music, management clients and other	19,566	(8,641)	10,925

	$52,986	$(15,606)	$37,380
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(8,329)

OIBDAN			$29,051

OIBDAN			$29,051
Depreciation and amortization			(4,190)
Non-cash compensation			(66)

Operating income			$24,795

Three Months Ended March 31, 2007	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$20,203	$(5,508)	$14,695
Other IDOLS television programs (including license fees and sponsorship)	3,839	(79)	3,760
So You Think You Can Dance and other television productions	352	(697)	(345)
Recorded music, management clients and other	13,012	(3,746)	9,266

	$37,406	$(10,030)	$27,376
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(9,490)

OIBDAN			$17,886

OIBDAN			$17,886
Depreciation and amortization			(4,189)
Non-cash compensation			(55)

Operating income			$13,642

The revenue increase of $15.6 million in the three months ended March 31, 2008 over the 2007 period is primarily due to an increase in revenue from American Idol and higher music and management revenue.

American Idol 7 aired 33.5 series hours the U.S. in the three months ended March 31, 2008 while American Idol 6 aired 31.5 series hours in the comparable 2007 period. The additional hours of programming along with an increase in guaranteed license fees accounted for approximately $6.2 million of higher revenue in the three months ended March 31, 2008. New sponsorship and licensing deals contributed $2.4 million in additional revenue. Television ratings for American Idol have declined in 2008 by approximately 10% reflecting an overall decline in network television viewing and an increase in the number of broadcast hours for American Idol.

Other IDOLS revenue increased $0.5 million due to increased format sales. So You Think You Can Dance and other television productions revenue represents foreign tape sales of the U.S. program in the three months ended March 31, 2008 and 2007; cost of sales increased due to higher development costs for new projects. Music revenues increased $2.3 million due to strong sales by former American Idol contestants. Management revenue increased $4.2 million due to strong sponsorship and licensing revenues, and management fees from the Spice Girls’ reunion tour.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $4.4 million in the three months ended March 31, 2008 over the prior period. The increased expenses are primarily due to increased music royalty expenses, higher costs associated with management clients and higher development costs for new projects. Cost of sales increases were partially offset by reduced selling, general and administrative expense and lower costs associated with sales of American Idol to foreign markets.

Ali Business

The Ali Business contributed $1.1 million and $1.4 million of revenue for the three months ended March 31, 2008 and 2007, respectively. The decrease is due to timing of licensing deals as the prior year period included a large one-time license, which was partially offset by higher memorabilia signings by Mr. Ali in the first three months of 2008. Operating expenses for the same periods were $0.8 million and $0.7 million, respectively. OIBDAN declined to $0.3 million from $0.7 million in the prior period.

Corporate and Other

MBST

MBST contributed $0.8 million and $0.9 million in revenue for the three months ended March 31, 2008 and 2007, respectively. Revenue for the three months ended March 31, 2008 was negatively impacted by the Hollywood writers’ strike. Operating expenses, including acquisition-related amortization expenses of $0.2 million in each period, were $1.5 million in each period. OIBDAN was $(0.5) million and $(0.4) million for the three months ended March 31, 2008 and 2007, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.6 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $0.4 million reflects reduced travel, consulting and audit costs and shared service costs charged to FXRE, partially offset by an increase in legal expenses of $0.6 million, resulting primarily from negotiation and settlement of a certain immaterial litigation matter.

Merger and distribution-related costs incurred in 2008 of $0.6 million primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $1.6 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense in 2008 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $0.8 million and $0.3 million in the three months ended March 31, 2008 and 2007, respectively; interest income in 2008 includes $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan.

Other Costs

Other income of $0.2 million and other expense of $0.1 million for the three months ended March 31, 2008 and 2007, respectively, represent foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound functional currency.

Income Taxes

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $8.4 million, reflecting the Company’s estimated 2008 effective tax rate of 43.5%.

For the three months ended March 31, 2007, the Company recorded a provision for income taxes of $4.8 million. The provision is comprised of $3.3 million, reflecting the Company’s estimated 2007 effective tax rate of 41.9% and $1.5 million related to a change in the expected historical UK income tax filing position.

The increase in the 2008 effective tax rate relates primarily to the non-deductibility of certain transaction costs related to the Company’s plan to become a private company.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended March 31, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance of $0.3 million offset by a decrease in goodwill.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties.

Open tax years related to federal filings are for the years ended December 31, 2004, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State has initiated an audit for the tax years ended June 30, 2003, June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006. HMRC usually has twelve months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $1.2 million and $0.4 million of earnings in unconsolidated affiliates for the three months ended March 31, 2008 and 2007, respectively, primarily reflecting the Company’s investment in Beckham Brands Limited. The increase is principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

Minority Interest

Minority interest expense of $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Liquidity and Capital Resources

Revolving Credit Facility — On May 24, 2006, the Company entered into a $125.0 million revolving credit agreement (the “Credit Facility”) with various lenders, including Bear, Stearns & Co. Inc. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly- owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of the Company’s equity interest in FXRE. As of March 31, 2008, the Company had drawn down $100.0 million on the Credit Facility, with the proceeds used for the investment in FXRE. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bears interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility bears interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement was 4.6% as of March 31, 2008. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

The Company was in compliance with all loan covenants as of March 31, 2008.

Cash Flow for the three months ended March 31, 2008 and 2007

Operating Activities

Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2008, reflecting net income of $11.7 million, which includes depreciation and amortization expenses of $5.6 million and the impact of seasonal changes in working capital levels. The increase in cash flow from operations of $6.6 million in 2008 from the prior year period is due primarily to the increase in net income of $8.3 million, partially offset by a small increase in working capital.

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2007, reflecting net income of $3.4 million, which includes depreciation and amortization expenses of $5.6 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2008, primarily reflecting capital expenditures of $2.6 million related primarily to the purchase of additional land adjacent to Graceland.

Net cash used in investing activities was $7.7 million for the three months ended March 31, 2007, reflecting capital expenditures of $7.7 million related primarily to the purchase of additional land adjacent to Graceland.

Financing Activities

Cash used in financing activities was $1.3 million for the three months ended March 31, 2008. The Company made distributions to minority interest shareholders of $0.4 million, principal payments on notes payable of $0.5 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At March 31, 2008, the Company had $102.6 million of debt outstanding and $55.9 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for 2008, including land purchases in the vicinity around Graceland, will total approximately $3.5 million. We purchased a parcel of land for $1.6 million in the three months ended March 31, 2008. We estimate that we will incur expenditures for the development of the Elvis Presley show in Las Vegas of approximately $5.0 million in 2008; we incurred $1.2 million in the three months ended March 31, 2008. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These employment agreements typically contain provisions that allow us to terminate the contract with good cause

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley show is expected to open with the CityCenter hotel/casino in November 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company expects to incur expenses of approximately $5.0 million in connection with the show in 2008; $1.2 million was incurred in the three months ended March 31, 2008.

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

Critical Accounting Policies

During the three months ended March 31, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of this standard had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any assets and liabilities at fair value.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

Off Balance Sheet Arrangements

As of March 31, 2008, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $102.6 million of total debt outstanding at March 31, 2008, of which $100 million was variable rate debt.

Any additional borrowings under the Company’s revolving credit facility commitment would also be variable rate debt and the Company would therefore have exposure to interest rate risk. Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the three months ended March 31, 2008 would have decreased by approximately $0.1 million.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the three months ended March 31, 2008 would have decreased by approximately $0.8 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of March 31, 2008, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the first quarter of 2008 that have materially affected CKX’s internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

A lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp (the “Defendants”) on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

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

The two cases have been consolidated and on April 18, 2008, plaintiffs filed a consolidated amended complaint.

The Company believes plaintiffs’ claims are without merit and intends to vigorously defend those claims.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Amendment No. 1, dated as of August 1, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed August 1, 2007, and incorporated herein by reference.)
2.2	Amendment No. 2, dated as of September 27, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.3	Amendment No. 3, dated January 23, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007 and September 27, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed January 24, 2008, and incorporated herein by reference.)
2.4	Amendment No. 2, dated September 27, 2007, to the Management Cooperation Agreement, dated as of June 1, 2007 and amended as of July 18, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto. (Previously filed as Exhibit 2.2 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.5	Amendment No. 2, dated as September 27, 2007 to Membership Interest Purchase Agreement, dated as of June 1, 2007 and amended as of June 18, 2007, by and among FX Luxury Realty, LLC, FX Real Estate and Entertainment Inc., CKX, Inc., and Flag Luxury Properties, LLC. (Previously filed as Exhibit 2.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).
2.6	Amendment No. 2, dated as of September 27, 2007, to Repurchase Agreement, dated as of June 1, 2007 and amended as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, FX Real Estate and Entertainment Inc., Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos. (Previously filed as Exhibit 2.3 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed September 30, 2005, and incorporated herein by reference.)
3.2	By-Laws (Previously filed as Exhibit 3.2 to the Form 8-K filed March 25, 2005, and incorporated herein by reference.)
4.1	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited. (Previously filed as Exhibit 4.2 to the Form 10-QSB for the period ended March 31, 2005, and incorporated herein by reference.)
4.2	Registration Rights Agreement, dated February 7, 2005 between the Company, The Huff Alternative Fund, L.P., and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
4.3	Letter Agreement, dated June 6, 2005, among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005 and incorporated herein by reference.)
4.4	Registration Rights Agreement, dated February 7, 2005, between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)

Exhibit
No.	Description

4.5	Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of common stock of the Company (previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
4.6	Form of Promissory Term Note made on February 7, 2005, payable to Priscilla Presley (Previously filed as Exhibit 4.8 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference.)
10.1	Amended and Restated Employment Agreement, dated as of January 10, 2008, between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)
10.2	Amended and Restated Employment Agreement, dated as of January 10, 2008, between the Company and Thomas J. Benson (Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, Inc.

BY:	/s/ Robert F.X. Sillerman
Name:     Robert F.X. Sillerman

Chief Executive Officer and
Chairman of the Board

BY:	/s/ Thomas P. Benson
Name:     Thomas P. Benson

Chief Financial Officer, Executive
Vice President and Treasurer

DATE: May 12, 2008

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.