Form 10-Q
period 2008-06-30
CKX, Inc.
filed 2008-08-11
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 7, 2008, there were 97,443,180 shares of the registrant’s common stock outstanding.

CKX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands, except share
	information)
ASSETS

Current assets:
Cash and cash equivalents	$72,508	$50,947
Receivables, net of allowance for doubtful accounts of $411 at June 30, 2008 and $832 at December 31, 2007	81,506	42,231
Due from related party	444	999
Inventories, net of allowance for obsolescence of $729 at June 30, 2008 and $627 at December 31, 2007	2,301	2,092
Prepaid expenses and other current assets	6,409	5,337
Investment in FXRE	—	6,175
Deferred tax assets	1,401	1,293

Total current assets	164,569	109,074
Property and equipment — net	46,312	43,989
Long-term receivables	3,268	1,607
Loans to related parties	1,765	7,931
Deferred production costs	810	635
Other assets	21,442	19,223
Goodwill	159,703	160,454
Other intangible assets — net	172,260	181,872
Deferred tax assets	845	670

TOTAL ASSETS	$570,974	$525,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,915	$14,987
Accrued expenses	19,922	20,448
Accrued dividend	—	6,175
Current portion of long-term debt	611	652
Income taxes payable	15,207	6,226
Deferred revenue	22,124	12,009

Total current liabilities	81,779	60,497
Long-term liabilities:
Long-term debt	101,933	102,418
Deferred revenue	3,989	2,778
Other long-term liabilities	4,180	4,216
Deferred tax liabilities	36,879	38,083

Total liabilities	228,760	207,992

Minority interest	4,999	4,757
Redeemable restricted common stock — 1,672,170 shares outstanding at June 30, 2008 and December 31, 2007	23,002	23,002
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C— share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,611,609 shares issued and outstanding at June 30, 2008 and 95,402,757 issued and outstanding at December 31, 2007	956	954
Additional paid-in-capital	375,788	374,665
Accumulated deficit	(100,600)	(123,746)
Accumulated other comprehensive income	15,244	15,006

Total stockholders’ equity	314,213	289,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,974	$525,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(In thousands, except share and
	per share information)
Revenue	$88,510	$72,331
Operating expenses:
Cost of sales	33,310	24,915
Selling, general and administrative expenses	19,656	21,156
Corporate expenses	3,704	3,711
Depreciation and amortization	5,457	5,526
Merger and distribution-related costs	1,092	2,761
Other expense	58	295

Total operating expenses	63,277	58,364

Operating income	25,233	13,967
Interest income	327	253
Interest expense	(1,424)	(923)

Income before income taxes, equity in earnings of affiliates and minority interest	24,136	13,297
Income tax expense	11,515	9,105

Income before equity in earnings of affiliates and minority interest	12,621	4,192
Equity in earnings of affiliates	445	224
Minority interest	(678)	(546)

Income from continuing operations	12,388	3,870
Loss from discontinued operations	—	(979)

Net income	12,388	2,891
Dividends on preferred stock	(456)	(456)

Net income available to common stockholders	$11,932	$2,435

Basic income per share:
Income from continuing operations	$0.12	$0.04
Discontinued operations	—	(0.01)
Dividends on preferred stock	—	—

Basic income per share:	$0.12	$0.03

Diluted income per share:
Income from continuing operations	$0.12	$0.04
Discontinued operations	—	(0.01)
Dividends on preferred stock	—	—

Diluted income per share:	$0.12	$0.03

Average number of common shares outstanding:
Basic	97,045,279	96,857,748
Diluted	97,090,538	96,949,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(In thousands, except share and
	per share information)
Revenue	$153,747	$121,929
Operating expenses:
Cost of sales	50,381	36,469
Selling, general and administrative expenses	37,160	40,466
Corporate expenses	8,301	8,681
Depreciation and amortization	11,089	11,098
Merger and distribution-related costs	1,683	2,761
Other (income) expense	(159)	365

Total operating expenses	108,455	99,840

Operating income	45,292	22,089
Interest income	1,105	543
Interest expense	(3,041)	(1,339)

Income before income taxes, equity in earnings of affiliates and minority interest	43,356	21,293
Income tax expense	19,880	13,914

Income before equity in earnings of affiliates and minority interest	23,476	7,379
Equity in earnings of affiliates	1,657	601
Minority interest	(1,075)	(754)

Income from continuing operations	24,058	7,226
Loss from discontinued operations	—	(979)

Net income	24,058	6,247
Dividends on preferred stock	(912)	(912)

Net income available to common stockholders	$23,146	$5,335

Basic income per share:
Income from continuing operations	$0.24	$0.07
Discontinued operations	—	(0.01)
Dividends on preferred stock	—	—

Basic income per share:	$0.24	$0.06

Diluted income per share:
Income from continuing operations	$0.24	$0.07
Discontinued operations	—	(0.01)
Dividends on preferred stock	—	—

Diluted income per share:	$0.24	$0.06

Average number of common shares outstanding:
Basic	97,036,692	96,804,899
Diluted	97,085,647	96,957,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$24,058	$6,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,089	11,098
Impact on cash of discontinued operations	—	979
Unrealized foreign currency gains and losses	(72)	365
Share-based payments	1,124	654
Equity in earnings of affiliates, net of cash received	(474)	147
Deferred income taxes	(857)	(2,791)
Non-cash interest expense	331	569
Provision for inventory and accounts receivable allowance	(34)	361
Minority interest	1,075	754
Changes in operating assets and liabilities:
Receivables	(40,805)	(25,658)
Inventory	(306)	(156)
Prepaid expenses	(1,072)	(1,129)
Prepaid income taxes	—	7,014
Other assets	4,470	(3,576)
Accounts payable and accrued expenses	9,053	10,857
Deferred revenue	11,326	772
Income taxes payable	8,981	8,417
Other	(16)	(66)

Net cash provided by operating activities	27,871	14,858

Cash flows from investing activities:
Purchases of property and equipment	(3,990)	(9,050)
Transaction costs related to acquisition of FXLR	—	(306)

Net cash used in investing activities	(3,990)	(9,356)

Cash flows from financing activities:
Borrowings under revolving credit facility for acquisition of FXLR	—	100,000
Debt issuance costs for amending the revolving credit facility	—	(92)
Exercise of warrants	—	243
Distributions to minority interest shareholders	(850)	(900)
Principal payments on debt	(526)	(613)
Dividends paid on preferred stock	(912)	(912)

Net cash (used in) provided by financing activities	(2,288)	97,726

Effect of exchange rate changes on cash	(32)	600

Net increase in cash and equivalents	21,561	103,828

Cash and cash equivalents — beginning of period	50,947	36,610

Cash and cash equivalents — end of period	$72,508	$140,438

Supplemental cash flow data:
Cash paid during the period for:
Interest	$2,636	$785
Income taxes	11,736	1,170

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2008 (in thousands):

Distribution of final 2% ownership interest in FX Real Estate and Entertainment Inc.	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2007 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Dividend of 50% of CKX’s interests in FX Luxury Realty LLC to the Distribution Trusts (as defined)	50,339
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
     The financial information in this report for the six months ended June 30, 2008 and 2007 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2.  Merger Agreement
     On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.
     As a result of the May 27, 2008 amendment to the Merger Agreement:
•	19X will pay each CKX shareholder $12.00 per share in cash;

•	The outside deadline for closing the transaction is October 31, 2008; and

•	Stockholders holding at least 73% of the Company’s outstanding shares must vote in favor of the deal for the deal to be approved.
     Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company and receipt of regulatory approvals.. Completion of the Merger is not conditioned upon 19X receiving financing; however, upon termination due to a failure of 19X to obtain necessary financing, 19X must pay CKX a termination fee of $37.5 million, payable $0.5 million in cash and $37.0 million, at the option of 19X, in cash or shares of CKX common stock valued at a price of $11.08 per share. If the Merger Agreement is terminated by 19X as a result of a breach of any of CKX’s representations, warranties, covenants or agreements which would cause any of the reciprocal closing conditions or the related closing conditions of 19X and Merger Sub not to be satisfied by October 31, 2008, or as a result of a “material adverse effect” on CKX, 19X must pay CKX promptly following such termination, a termination fee of $10,000,000 payable, at the option of 19X, in cash or shares of CKX common stock valued at a price of $11.08 per share. The terms of the Merger Agreement do not provide for the payment of any termination fees or expense reimbursements by CKX upon termination of the Merger Agreement for any reason.

     In connection with the amendment to the Merger Agreement, the Management Cooperation Agreement entered into in connection with execution of the Merger Agreement was also amended. Under the terms of the Management Cooperation Agreement, as amended, Messrs. Sillerman and Fuller and certain other members of senior management of CKX have agreed that in the event that CKX receives a “superior proposal” providing for cash consideration in excess of $12.00 per share, the stockholders party to the Management Cooperation Agreement will waive rights to receive their share of consideration in excess of $12.00 per share but below $13.25 per share, as described below. The parties agreed that any such excess consideration shall be paid to the holders of CKX’s common stock, other than the stockholders party to the Management Cooperation Agreement, until the amount of the consideration payable to such stockholders per share of common stock under the alternative agreement plus the amount of such excess consideration per share of common stock so paid equals $13.25. Once the non-affiliated stockholders receive total proceeds of $13.25 per share, any remaining amounts of such excess consideration will be paid to all of the holders of CKX’s common stock, including the stockholders party to the Management Cooperation Agreement, pro-rata based on all of the shares of common stock then outstanding. In addition, Messrs. Sillerman and Fuller and certain other members of senior management of CKX have agreed to vote their shares in favor of an alternative agreement entered into during a “go-shop” period that constituted a “superior proposal” and which provides for cash consideration greater than $12.00 per share.
     On November 8, 2007, 19X delivered fully executed financing letters which provide for a combination of debt and equity financing sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters.
     The availability of the debt and equity financing referenced above is subject to a number of conditions precedent, including “market outs” as well as completion of the transaction on the terms and based on the financing structure described in the letters as delivered, which did not contemplate the May 27, 2008 revisions to the Merger Agreement described above. Since the date on which the above-referenced financing letters and commitments were delivered, there has been a substantial disruption in the capital markets, particularly with respect to the availability of debt financing for buy-out transactions. Due to this market disruption as well as feedback from 19X’s equity capital raising efforts, 19X and its financing sources have had to reconsider the structure of the financing for the transaction, including, without limitation, the relative mix of equity and debt financing, pricing and other terms, based on availability. As a result of the disruptions in the financing markets, the May 27, 2008 revisions to the Merger Agreement, as well as the changes to the overall financing structure being considered by 19X, it is highly unlikely that 19X will be able to enforce the obligations of the financing sources referenced above and it is highly likely that the ultimate financing structure, if any, will contain different terms than those described in the financing letters. However, 19X has been in active dialogue with the lenders who provided the aforementioned original debt commitments, and continues to believe that debt financing will be available in an amount and on terms sufficient to consummate the transaction. In furtherance of this continued dialogue and evidencing the intention of the parties to work towards an agreeable debt financing package, 19X received from the prospective lenders and delivered to the Company extensions of the previously delivered debt commitments through September 30, 2008. Notwithstanding the continued discussions with the financing sources and the delivery of the extension letters referenced above, there can be no assurance that 19X will reach agreement with financing sources on acceptable terms and in amounts sufficient to consummate the transaction.
     Since the date the original merger agreement was executed, general economic conditions, both domestically and globally, have steadily deteriorated. These deteriorating conditions and accompanying severe disruptions in the capital markets, including with respect to availability of equity and debt financing, may have significantly impaired the ability of 19X to complete its financing for the going-private transaction. While CKX has received no notification from 19X that it does not expect to meet the October 31, 2008 outside deadline for consummation of the transaction, CKX must consider that there is a significant risk that the going-private transaction will not be consummated on the current terms, if at all. In the event that 19X were to propose any revisions to the transaction, such revisions would be subject to the same procedures as were followed with respect to the currently pending Merger Agreement, including review by the Special Committee of disinterested directors of CKX’s board. There can be no assurance that the Special Committee would recommend to the Company’s board of directions adoption of any revisions, if proposed.
     Management is continuing to concentrate on the on-going business operations of the Company as well as pursuing the Company’s original long-term strategy of seeking acquisitions, joint ventures and other business combinations to enhance the value of our business and assets. While our acquisition-based strategy may be impacted by debt and equity market conditions, we believe that our strong operating results, significant cash on hand and additional borrowing capacity will allow us to successfully pursue our business goals.
     As required under the Merger Agreement, until such time as the merger transaction is either consummated or terminated, CKX will not, without 19X’s approval, enter into any transaction which is outside the ordinary course of business consistent with past practice. However, CKX does not believe that this restriction has been or will be a significant obstacle to the Company as many of the opportunities which might be considered by the Company may also be deemed attractive to 19X, which would step into such transactions should the merger transaction be consummated.
Affiliated Elements of Transaction
     As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly-owned subsidiary of CKX.
3.  Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC
     During 2007, the Company engaged in a series of transactions with FX Real Estate and Entertainment Inc. (“FXRE”) [NASDAQ: FXRE] and FX Luxury Realty, LLC (“FXLR”), each of which is described below.
     FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR, and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, referred to herein as the Park Central site. The Park Central site is currently occupied by a motel and several commercial and retail tenants. FXRE intends to redevelop the Park Central site into a hotel, casino, entertainment, retail, commercial and residential project, as contemplated by the license agreement described below. As described elsewhere herein, FXLR, entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of the Company, and Muhammad Ali Enterprises LLC (the “Ali Business”), an 80%-owned subsidiary of the Company, which allow FXLR to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. FXRE currently anticipates that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with EPE grants FXLR the right to develop one or more hotels as part of the master plan of EPE to redevelop the Graceland property and surrounding areas in Memphis, Tennessee. In addition to the Park Central site and the development of one or more Elvis Presley-themed hotels at or near Graceland in Memphis, Tennessee, FXRE intends to develop hotels and attractions worldwide, including Elvis Presley and Muhammad Ali-themed projects pursuant to the aforementioned license agreements.
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
     On September 26, 2007, CKX and other members of FXLR entered into a Contribution and Exchange Agreement pursuant to which each member of FXLR contributed its common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE and FXLR became a subsidiary of FXRE. As a result of this reorganization, all references to FXRE for the periods prior to the date of the reorganization shall refer to FXLR and its consolidated subsidiaries. For all periods subsequent to the date of the reorganization, all references to FXRE shall refer to FXRE and its consolidated subsidiaries, including FXLR.
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

FXRE Financial Condition
     FXRE’s ability to pay future royalties to CKX under the EPE and Ali Business license agreements described below and to satisfy certain other obligations is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
     FXRE was audited for the period from inception (May 11, 2007) to December 31, 2007 and the independent registered public accounting firm’s opinion includes an explanatory paragraph about FXRE’s ability to continue as a going concern.
Accounting for the Investment and Distributions
     The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. Upon the January 10, 2008 distribution and the third dividend described above, CKX’s ownership interest in FXRE was fully divested and no investment was recorded by CKX subsequent to such date. The operating results from June 1, 2007 to September 26, 2007 of FXRE are reflected as discontinued operations in the accompanying condensed consolidated financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
License Agreements
     Simultaneous with our investment in FXRE, EPE entered into a worldwide license agreement with FXRE, granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with the Ali Business, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.
     Under the terms of the license agreements, FXRE is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXRE is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payments (for 2007) under the license agreements were due on the earlier of the completion of FXRE’s rights offering described elsewhere herein, or April 1, 2008. As the initial payments were made after December 1, 2007, however, FXRE was required to pay EPE and the Ali Business interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment was made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 aggregate royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid by FXRE on April 1, 2008.
     Notwithstanding payment by FXRE of the initial $10.0 million license payment in April 2008, CKX has not yet recorded any related royalty revenue as, per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is recognized only when all the conditions of the arrangements tied to the licensing payments to CKX are met. CKX will begin to record revenue under the license agreements when it completes the transfer to FXRE of the land designated as the site of the first hotel to be built by FXRE as part of the Graceland redevelopment plan, thereby satisfying the last of the material elements tied to payment of the fees.
     For the month of June, 2007, FXRE recorded royalty expense of $1.4 million, representing one month of the 2007 guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue at that time as, per the Company’s revenue recognition policy, collection of the fee was not reasonably assured because it was dependent on FXRE successfully completing a capital raising event and the multiple.element licensing conditions had not been met. The FXRE royalty expense was eliminated in consolidation.
     As referenced above under “FXRE Financial Condition,” FXRE’s ability to pay future royalties to CKX and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
Discontinued Operations
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended June 30, 2007, the Company’s management determined that the operating results of FXLR were to be reflected as discontinued operations in the accompanying financial statements because the distribution of the FXLR shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The results of operations presented as discontinued operations for the period from June 1, 2007 to June 30, 2007 are summarized below (dollar amounts in thousands):

Period from
June 1, 2007 to
June 30, 2007
Revenue	$—
Total costs and expenses, net of minority interest share	1,481
Equity in losses of unconsolidated subsidiaries	(2,460)
Income taxes	—

Loss from discontinued operations, net of income taxes	$(979)

CKX Loan to FXRE
     On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. The majority of the proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan acrrued interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shares of FXRE common stock held by Mr. Sillerman and Messrs. Paul Kanavos and Brett Torino, both of whom are principals of Flag and officers of FXRE. On April 17, 2008, FXRE paid all amounts outstanding under the loan, the Line of Credit Agreement terminated and the shares subject to the pledge referenced above were released.
Shared Services Agreement
     CKX is party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provide services for FXRE, and certain of FXRE’s employees, including members of senior management, may provide services for CKX. The services provided pursuant to the shared services agreement include management, legal, accounting and administrative. The agreement expires on December 31, 2010 and can be extended or terminated with ninety days notice by either party.
     Charges under the shared services agreement are made on a quarterly basis and are determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above. Quarterly charges are reviewed and approved by the Audit Committee of the Board of Directors prior to submission to FXRE.
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
     For the six months ended June 30, 2008, CKX has billed FXRE $1.0 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $0.5 million of the 2008 shared service costs to the

Company on May 21, 2008 and $0.5 million was outstanding at June 30, 2008. The $0.5 million outstanding at June 30, 2008 was paid to the Company on August 7, 2008. $1.0 million in accrued shared service costs charged to FXRE in 2007 were paid to the Company on April 22, 2008.
     For the month of June 2007, Flag and CKX each billed FXLR $75,000 for professional services, primarily accounting and legal services. This expense for the CKX billing was eliminated in consolidation.
     As referenced above under “FXRE Financial Condition,” FXRE’s ability to make future payments under the shared services agreement is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
4.  Accounting Policies
     During the six months ended June 30, 2008, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
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
     On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has not completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption.
5.  Comprehensive Income
     The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$12,388	$2,891	$24,058	$6,247
Other comprehensive income:
Unrealized loss on marketable securities	—	(142)	—	(142)
Foreign currency translation adjustments	317	4,710	238	5,111

Comprehensive income	$12,705	$7,459	$24,296	$11,216

     Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.  Earnings Per Share/Common Shares Outstanding
     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 675,550 and 555,750 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the three months ended June 30, 2008 and 2007, respectively. 677,300 and 559,500 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the six months ended June 30, 2008 and 2007, respectively.
     The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and six month’s ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic common shares outstanding (including redeemable restricted common stock)	97,045,279	96,857,748	97,036,692	96,804,899
Incremental shares for assumed exercise of stock options (and warrants in 2007)	45,259	92,105	48,955	152,706

Diluted common shares outstanding (including redeemable restricted common stock)	97,090,538	96,949,853	97,085,647	96,957,605

7.  Intangible Assets and Goodwill
     Intangible assets as of June 30, 2008 consist of (dollar amounts in thousands):

	Weighted	Gross	Accumulated	Net
	Average	Carrying	Amortization	Carrying
	Remaining	Amount		Amount
	Useful Life
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	11.6 years	$28,900	$(6,382)	$22,518
Other Presley intangible assets	13.7 years	13,622	(4,627)	8,995
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	3.8 years	80,798	(36,768)	44,030
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	1.0 years	16,881	(13,032)	3,849
MBST artist contracts, profit participation rights and other intangible assets	3.5 years	4,270	(2,166)	2,104

		$144,471	$(62,975)	$81,496

     The gross carrying amount of intangible assets of $144.5 million in the table above differs from the amount of $144.6 million in the table below due to foreign currency movements of $0.1 million.

Balance at
June 30,
2008
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

     Intangible assets as of December 31, 2007 consist of (dollar amounts in thousands):

	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Amount
Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(5,408)	$23,492
Other Presley intangible assets	13,622	(3,990)	9,632
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	80,879	(30,930)	49,949
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,898	(11,347)	5,551
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,786)	2,484

	$144,569	$(53,461)	$91,108

Balance at
December 31,
2007
Indefinite Lived Intangible Assets:
Trademarks, publicity rights and other intellectual property	$90,764

     Amortization expense for definite lived intangible assets was $9.5 million and $9.8 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the six months ending December 31, 2008	$9,100
For the years ending December 31, 2009	16,900
2010	16,100
2011	14,900
2012	5,700
     Goodwill as of June 30, 2008 consists of (dollar amounts in thousands):

		2008
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	June 30,
	2007	Adjustment	Adjustments	2008
Presley royalties and licensing	$14,413	$—	$—	$14,413
Presley Graceland operations	10,166	—	—	10,166
19 Entertainment	121,328	(121)	(630)	120,577
MBST	10,097	—	—	10,097
Ali Business	4,450	—	—	4,450

Total	$160,454	$(121)	$(630)	$159,703

     A portion of the Company’s long-term deferred tax asset reversed during the six months ended June 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.6 million.
8.  Debt
     At June 30, 2008, the Company had $2.4 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2013.

     At June 30, 2008, the Company had $0.2 million outstanding under a note issued in connection with the Presley Business’ acquisition of memorabilia and certain other assets of a Las Vegas-based Elvis-themed museum during the first quarter of 2006, which bears interest at 5% per annum.
     The carrying amount of the Company’s debt approximates fair value.
     The Company is party to a $150.0 million revolving credit agreement (the “Credit Facility”) with various lenders. As of June 30, 2008, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100.0 million outstanding at June 30, 2008 bears interest at LIBOR plus 150 basis points resulting in an effective annual interest rate at June 30, 2008 of 4.27%. Deferred financing fees are included in other assets on the accompanying condensed consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.
     The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all loan covenants as of June 30, 2008.
9.  Stockholders’ Equity
     During the six months ended June 30, 2007, 1,096,377 warrants with an exercise price of $2.00 per share were exercised. Of these, warrants representing 121,314 shares of common stock were exercised for cash resulting in proceeds to the Company of $0.2 million, and warrants representing 975,063 shares of common stock were exercised pursuant to a cashless exercise option which resulted in the issuance of 813,227 shares of common stock.
     The Company has no outstanding warrants as of June 30, 2008.
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
     For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $19.9 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.
     For the six months ended June 30, 2007, the Company recorded a provision for income taxes of $13.9 million.  The provision is comprised of $12.7 million, reflecting the Company’s estimated 2007 effective tax rate of 59.6%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, and a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law.
     For the three months ended June 30, 2008, the Company recorded a provision for income taxes of $11.5 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.
     For the three months ended June 30, 2007, the Company recorded a provision for income taxes of $9.1 million.  The provision is comprised of $9.4 million reflecting the Company’s estimated three month effective tax rate of 70.7%, and a benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law.
     The decrease in the 2008 effective tax rate relates primarily to a decrease in the net foreign taxes as a percent of total pre-tax net income and the fact the Company no longer owns FXRE.
     A portion of the Company’s long-term deferred tax asset reversed during the three months ended June 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.

     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.
     The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.
     There are no federal or city audits in process as of June 30, 2008. Open tax years related to federal filings are for the years ended December 31, 2004, 2005, 2006 and 2007.  Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing for the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX did not exist prior to February 2005.
     The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.
11.  Commitments and Contingencies
     On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open with the CityCenter hotel/casino in December 2009. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company. The partnership is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. The Company is not the primary beneficiary of the partnership and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. We estimate that we will incur expenditures for the development of the show of approximately $5.0 million in 2008, of which $1.8 million was incurred during the six months ended June 30, 2008. This amount was recorded within other assets on the accompanying condensed consolidated balance sheet.
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
     The two cases were consolidated and on April 18, 2008, plaintiffs filed a consolidated amended complaint.
     In order to resolve the litigation and avoid further cost and delay, CKX and the individual defendants, without admitting any wrongdoing, signed a memorandum of understanding on May 27, 2008 reflecting a tentative settlement agreement with the plaintiffs and memorializing the amended terms to the Merger Agreement and the related management cooperation agreement, as requested by counsel for the plaintiffs in the litigation. It is anticipated that once the terms of the settlement agreement are finalized, all parties will cooperate in seeking dismissal of the litigation. Such dismissal, including an anticipated request by plaintiffs’ counsel for attorneys’ fees, will be subject to court approval.
12. Segment Information
     The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. For 2008, the operating results of MBST are reported as part of Corporate and Other for segment purposes. For 2007, the operating results of both MBST and FXLR are reported as part of Corporate and Other for segment purposes. These designations have been made as the discrete operating results of these segments were reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the condensed consolidated financial statements.
     The Company evaluates its operating performance based on several factors, including a financial measure of operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which we refer to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with US GAAP as OIBDAN is not a GAAP equivalent measurement.

	Presley Business
	Royalties and	Graceland	19		Corporate
Segment Information	Licensing	Operations	Entertainment	Ali Business	and Other	Total
	(Amounts in thousands)
Three months ended June 30, 2008:
Revenue	$4,080	$10,597	$71,379	$1,350	$1,104	$88,510

Operating income (loss)	$2,057	$2,351	$25,745	$323	$(5,243)	$25,233

Depreciation and amortization	$646	$563	$4,003	$15	$230	$5,457

OIBDAN	$2,711	$2,937	$30,320	$342	$(4,810)	$31,500

Three months ended June 30, 2007:
Revenue	$5,333	$10,831	$52,628	$1,920	$1,619	$72,331

Operating income (loss)	$1,961	$1,681	$16,151	$688	$(6,514)	$13,967

Depreciation and amortization	$646	$516	$4,122	$13	$229	$5,526

OIBDAN	$2,616	$2,215	$20,337	$705	$(6,022)	$19,851

Six months ended June 30, 2008:
Revenue	$8,128	$16,910	$124,365	$2,466	$1,878	$153,747

Operating income (loss)	$4,096	$1,276	$50,539	$597	$(11,216)	$45,292

Depreciation and amortization	$1,291	$1,115	$8,193	$30	$460	$11,089

OIBDAN	$5,406	$2,431	$59,371	$635	$(10,338)	$57,505

Six months ended June 30, 2007:
Revenue	$9,092	$16,993	$90,034	$3,293	$2,517	$121,929

Operating income (loss)	$2,592	$426	$29,793	$1,404	$(12,126)	$22,089

Depreciation and amortization	$1,291	$1,018	$8,311	$22	$456	$11,098

OIBDAN	$3,899	$1,473	$38,223	$1,434	$(11,188)	$33,841

Asset Information:
Segment assets at June 30, 2008	$85,457	$74,845	$236,740	$59,414	$114,518	$570,974

Segment assets at December 31, 2007	$83,324	$72,846	$230,696	$60,053	$78,536	$525,455

     Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
OIBDAN	$31,500	$19,851	$57,505	$33,841
Depreciation and amortization	(5,457)	(5,526)	(11,089)	(11,098)
Non-cash compensation	(810)	(358)	(1,124)	(654)
Interest income	327	253	1,105	543
Interest expense	(1,424)	(923)	(3,041)	(1,339)
Equity in earnings of affiliates	445	224	1,657	601
Income tax expense	(11,515)	(9,105)	(19,880)	(13,914)
Minority interest	(678)	(546)	(1,075)	(754)
Discontinued operations	—	(979)	—	(979)

Net income	$12,388	$2,891	$24,058	$6,247

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
Merger Agreement
     On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.
Description of Merger Offer
     Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into CKX, and as a result, CKX will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).
     As a result of the May 27, 2008 amendment to the Merger Agreement:
•	19X will pay each CKX shareholder $12.00 per share in cash;

•	The outside deadline for closing the transaction is October 31, 2008; and

•	Stockholders holding at least 73% of the Company’s outstanding shares must vote in favor of the deal for the deal to be approved.
     Consummation of the Merger is subject to various customary closing conditions, including approval of the transaction by the Company’s stockholders, absence of a “material adverse effect” on the Company and receipt of regulatory approvals. Completion of the Merger is not conditioned upon 19X receiving financing; however, upon termination due to a failure of 19X to obtain necessary financing, 19X must pay CKX a termination fee of $37.5 million, payable $0.5 million in cash and $37.0 million, at the option of 19X, in cash or shares of CKX common stock valued at a price of $11.08 per share. If the Merger Agreement is terminated by 19X as a result of a breach of any of CKX’s representations, warranties, covenants or agreements which would cause any of the reciprocal closing conditions or the related closing conditions of 19X and Merger Sub not to be satisfied by October 31, 2008, or as a result of a “material adverse effect” on CKX, 19X must pay CKX promptly following such termination, a termination fee of $10,000,000 payable, at the option of 19X, in cash or shares of CKX common stock valued at a price of $11.08 per share. The terms of the Merger Agreement do not provide for the payment of any termination fees or expense reimbursements by CKX upon termination of the Merger Agreement for any reason. Additional detailed information about the Merger can be found in the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2007, August 1, 2007, September 28, 2007, January 24, 2008 and May 29, 2008.
     In connection with the amendment to the Merger Agreement, the Management Cooperation Agreement entered into in connection with execution of the Merger Agreement was also amended. Under the terms of the Management Cooperation Agreement, as amended, Messrs. Sillerman and Fuller and certain other members of senior management of CKX have agreed that in the event that CKX receives a “superior proposal” providing for cash consideration in excess of $12.00 per share, the stockholders party to the Management Cooperation Agreement will waive rights to receive their share of consideration in excess of $12.00 per share but below $13.25 per share, as described below. The parties agreed that any such excess consideration shall be paid to the holders of CKX’s common stock, other than the stockholders party to the Management Cooperation Agreement, until the amount of the consideration payable to such stockholders per share of common stock under the alternative agreement plus the amount of such excess consideration per share of common stock so paid equals $13.25. Once the non-affiliated stockholders receive total proceeds of $13.25 per share, any remaining amounts of such excess consideration will be paid to all of the holders of CKX’s common stock, including the stockholders party to the Management Cooperation Agreement, pro-rata based on all of the shares of common stock then outstanding. In addition, Messrs. Sillerman and Fuller and certain other members of senior management of CKX have agreed to vote their shares in favor of an alternative agreement entered into during a “go-shop” period that constituted a “superior proposal” and which provides for cash consideration greater than $12.00 per share.
     On November 8, 2007, 19X, Inc. delivered fully executed financing letters which provide for a combination of debt and equity financing sufficient to complete the merger on the previously disclosed terms. The financing letters delivered by 19X include firm commitments from, as well as other detailed arrangements and engagements with, three prominent Wall Street firms and expressions of intentions from management and other significant investors in CKX. On October 30, 2007, 19X had delivered unsigned copies of the letters to allow the CKX Board of Directors to complete a review of the financing package. Upon completion of the Board’s review, 19X delivered the fully signed financing letters.
     The availability of the debt and equity financing referenced above is subject to a number of conditions precedent, including “market outs” as well as completion of the transaction on the terms and based on the financing structure described in the letters as delivered, which did not contemplate the May 27, 2008 revisions to the Merger Agreement referenced above. Since the date on which the above-referenced financing letters and commitments were delivered, there has been a substantial disruption in the capital markets, particularly with respect to the availability of debt financing for buy-out transactions. Due to this market disruption as well as feedback from 19X’s equity capital raising efforts, 19X and its financing sources have had to reconsider the structure of the financing for the transaction, including, without limitation, the relative mix of equity and debt financing, pricing and other terms, based on availability. As a result of the disruptions in the financing markets, the May 27, 2008 revisions to the Merger Agreement, as well as the changes to the overall financing structure being considered by 19X, it is highly unlikely that 19X will be able to enforce the obligations of the financing sources referenced above and it is highly likely that the ultimate financing structure, if any, will contain different terms than those described in the financing letters. However, 19X has been in active dialogue with the lenders who provided the aforementioned original debt commitments, and continues to believe that debt financing will be available in an amount and on terms sufficient to consummate the transaction. In furtherance of this continued dialogue and evidencing the intention of the parties to work towards an agreeable debt financing package, 19X received from the prospective lenders and delivered to the Company extensions of the previously delivered debt commitments through September 30, 2008. Notwithstanding the continued discussions with the financing sources and the delivery of the extension letters referenced above, there can be no assurance that 19X will reach agreement with financing sources on acceptable terms and in amounts sufficient to consummate the transaction.
     Since the date the original merger agreement was executed, general economic conditions, both domestically and globally, have steadily deteriorated. These deteriorating conditions and accompanying severe disruptions in the capital markets, including with respect to availability of equity and debt financing, may have significantly impaired the ability of 19X to complete its financing for the going-private transaction. While CKX has received no notification from 19X that it does not expect to meet the October 31, 2008 outside deadline for consummation of the transaction, CKX must consider that there is a significant risk that the going-private transaction will not be consummated on the current terms, if at all. In the event that 19X were to propose any revisions to the transaction, such revisions would be subject to the same procedures as were followed with respect to the currently pending Merger Agreement, including review by the Special Committee of disinterested directors of CKX’s board. There can be no assurance that the Special Committee would recommend to the Company’s board of directions adoption of any revisions, if proposed.
     Management is continuing to concentrate on the on-going business operations of the Company as well as pursuing the Company’s original long-term strategy of seeking acquisitions, joint ventures and other business combinations to enhance the value of our business and assets. While our acquisition-based strategy may be impacted by debt and equity market conditions, we believe that our strong operating results, significant cash on hand and additional borrowing capacity will allow us to successfully pursue our business goals.
     As required under the Merger Agreement, until such time as the merger transaction is either consummated or terminated, CKX will not, without 19X’s approval, enter into any transaction which is outside the ordinary course of business consistent with past practice. However, CKX does not believe that this restriction has been or will be a significant obstacle to the Company as many of the opportunities which might be considered by the Company may also be deemed attractive to 19X, which would step into such transactions should the merger transaction be consummated.
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

     Approval Process
     Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has (except for directors affiliated with 19X, who abstained) unanimously approved the Merger Agreement and recommended that our stockholders adopt the Merger Agreement and approve the Merger. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered an opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the Merger Consideration to be received by holders of the Company’s common stock is fair from a financial point of view to such holders (other than holders of common Stock that are affiliated with 19X). On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X). On May 27, 2008, Houlihan Lokey delivered a third opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock is fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).
     Approval of any revised terms, if proposed, will undergo the same procedures set forth in the preceeding paragraph.
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
     On September 26, 2007, CKX and other members of FXLR entered into a Contribution and Exchange Agreement pursuant to which each member of FXLR contributed its common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE and FXLR became a subsidiary of FXRE. As a result of this reorganization, all references to FXRE for the periods prior to the date of the reorganization shall refer to FXLR and its consolidated subsidiaries. For all periods subsequent to the date of the reorganization, all references to FXRE shall refer to FXRE and its consolidated subsidiaries, including FXLR.
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
     FXRE Financial Condition
     FXRE’s ability to pay royalties to CKX under the EPE and Ali Business license agreements and to satisfy certain other obligations is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
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
     License Agreements
     Simultaneous with the CKX investment in FXRE, FXRE entered into a worldwide license agreement with Elvis Presley Enterprises, Inc. (“EPE”), a 85% owned subsidiary of CKX, granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80% owned subsidiary of CKX (the “Ali Business”), granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.
     Under the terms of the license agreements, FXRE is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXRE is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payment (for 2007) under the license agreement, as amended, was due on the earlier of the completion of FXRE’s previously announced rights offering described elsewhere herein or April 1, 2008, provided that if the initial payment was made after December 1, 2007, it bears interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008. The 2007 royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid on April 1, 2008.
     The Company has not yet recorded any related royalty revenue, as per the Company’s revenue recognition policy, revenue from multiple element arrangements is recognized only when all of the conditions of the arrangement are met. CKX will begin to record revenue under the license agreements when it completes the transfer to FXRE of the land designated as the site of the first hotel to be built by FXRE as part of the Graceland redevelopment plan, thereby satisfying the last of the material elements tied to payment of the fees.
     As referenced above under “FXRE Financial Condition,” FXRE’s ability to pay future royalties to CKX and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

     CKX Loan to FXRE
     On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. The majority of the proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to exercise an option held by FXRE to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan accrued interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shares of FXRE common stock held by Mr. Sillerman and certain other members of Flag. On April 17, 2008, FXRE repaid all amounts under the loan, the Line of Credit Agreement terminated and the shares subject to the pledge described above were released.
     Affiliated Elements of Transactions
     Mr. Sillerman, our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE. Mr. Sillerman owns approximately 29% of the outstanding equity of Flag Luxury Properties (“Flag”), which, prior to the investment in FXLR described above, owned 100% of FXLR and a 50% interest in the Metroflag Entities. Following the January 2008 Distribution, Mr. Sillerman owns approximately 30% of the outstanding common stock of FXRE. Mr. Sillerman had pledged 324,254 shares of his FXRE common stock as security for the CKX loan described above. The loan was repaid on April 17, 2008 and the shares pledged by Mr. Sillerman were released.
     Thomas P. Benson, our Chief Financial Officer, also serves as Chief Financial Officer of FXRE.
     Approval Process
     The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), (except for directors affiliated with FXLR, FXRE and Flag, who abstained) unanimously approved the license agreements and the FXLR Investment. In addition, the Special Committee, acting on authority granted to it by the Board of Directors, unanimously approved the Additional FXRE Equity Investment and the FXRE Loan. The Special Committee engaged Houlihan Lokey to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered opinions to the Special Committee and the Board of Directors that as of the date of the opinion, the terms of the FXLR Investment and the licenses were fair to the holders of the Company’s common stock (other than holders of common stock that are affiliated with Parent) from a financial point of view. In addition, the terms of the license agreements were approved by the minority equity owners of EPE and the Ali Business.
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
     Charges under the shared services agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties shall use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above. Quarterly charges are reviewed and approved by the Audit Committee of the Board of Directors prior to submission to FXRE.
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

     For the six months ended June 30, 2008, CKX has billed FXRE $1.0 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $0.5 million of the 2008 shared service costs to the Company on May 21, 2008 and $0.5 million was outstanding at June 30, 2008. The $0.5 million outstanding at June 30, 2008 was paid to the Company on August 7, 2008. 1.0 million in accrued shared service costs charged to FXRE in 2007 were paid to the Company on April 22, 2008.
     For the month of June 2007, Flag and CKX each billed FXLR $75,000 for professional services, primarily accounting and legal services. This expense for the CKX billing was eliminated in consolidation.
     As referenced above under “FXRE Financial Condition,” FXRE’s ability to make future payments under the shared services agreement is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
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
     Other than American Idol , which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and Sony BMG have the right, but not the obligation, to require the artist to release a specified number of albums.
     Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The seventh broadcast season aired 52.5 hours during 2008, 33.5 hours in the first quarter and 19.0 hours in the second quarter. In 2007 we aired 31.5 hours and 17.5 hours during the first and second quarters, respectively, for a total of 49 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony BMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least one more season of American Idol (2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony BMG.
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
     We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and six months ended June 30, 2008 and 2007.
Consolidated Operating Results Three Months Ended June 30, 2008
     Compared to Three Months Ended June 30, 2007

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007	Variance
	(In thousands)
Revenue	$88,510	$72,331	$16,179
Operating expenses	63,277	58,364	4,913
Operating income	25,233	13,967	11,266
Income tax expense	11,515	9,105	2,410
Net income	12,388	2,891	9,497

Operating income	$25,233	$13,967	$11,266
Depreciation and amortization	5,457	5,526	(69)
Non-cash compensation	810	358	452

OIBDAN	$31,500	$19,851	$11,649

     Revenue growth in 2008 was driven primarily by 19 Entertainment, which had higher television production and sponsorship revenues for American Idol, as well as an increase in the broadcast hours for So You Think You Can Dance, and increases in music and management revenues. Higher operating expenses for the three months ended June 30, 2008 resulted from higher overall costs at 19 Entertainment to support revenue growth and new projects, partially offset by decreased expenses at the Presley Business.

Presley Business — Royalties and Licensing
     The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Variance
	(In thousands)
Revenue	$4,080	$5,333	$(1,253)
Cost of sales	(132)	(547)	415
Selling, general and administrative expense, excluding non-cash compensation	(1,237)	(2,170)	933

OIBDAN	$2,711	$2,616	$95

OIBDAN	$2,711	$2,616	$95
Depreciation and amortization	(646)	(646)	—
Non-cash compensation	(8)	(9)	1

Operating income	$2,057	$1,961	$96

     The decrease in royalties and licensing revenue was due to lower sales of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $1.2 million and lower merchandise licensing royalties of $0.2 million. Royalties and licensing cost of sales decreased $0.4 million due to the lower cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses decreased by $0.9 million primarily due to $0.6 million of lower advertising and marketing costs for the DVD box set and $0.3 million of lower legal costs.
Presley Business — Graceland Operations
     The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Variance
	(In thousands)
Revenue	$10,597	$10,831	$(234)
Cost of sales	(1,633)	(1,783)	150
Selling, general and administrative expense, excluding non-cash compensation	(6,027)	(6,833)	806

OIBDAN	$2,937	$2,215	$722

OIBDAN	$2,937	$2,215	$722
Depreciation and amortization	(563)	(516)	(47)
Non-cash compensation	(23)	(18)	(5)

Operating income	$2,351	$1,681	$670

     Tour and exhibit revenue of $4.3 million in the three months ended June 30, 2008 accounted for $0.1 million of the decrease in Graceland Operations revenue compared to the prior year. This decrease resulted from a 12.0% decline in attendance to 161,800 in 2008 from 183,625 in 2007 offset by a 10% increase in per visitor spending. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. The attendance decline reflects the impact of higher gas prices and weak economic conditions on discretionary consumer travel. Retail operations revenue of $3.9 million in the three months ended June 30, 2008 was flat with the prior year. A decline of $0.1 million was due to a change in the second quarter of 2007 in mail order retail sales to a commission-based operation; this decline and the decline in attendance was offset by a 17% increase in per-visitor spending. Other revenue, primarily hotel room revenue and ancillary real estate income, of $2.4 million for the three months ended June 30, 2008, accounted for the remaining $0.1 million decrease in Graceland Operations revenue principally due to lower performance at ancillary real estate assets adjoining Graceland.
     Graceland Operations cost of sales decreased by $0.2 million in the three months ended June 30, 2008 compared to prior year due to the change in mail order retail sales to a commission-based operation and cost improvements. Graceland Operations selling, general and administrative expenses decreased $0.8 million in the three months ended June 30, 2008 compared to prior year, primarily due to $0.3 million decrease in advertising, $0.1 million decrease in professional services and other costs related to the Elvis Presley show in Las Vegas, $0.1 million lower fulfillment and distribution costs for the mail order retail sales business and $0.3 million decrease in salaries and other variable expenses at Graceland operations due to lower attendance.
19 Entertainment
     The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008	Revenue	Cost of Sales
	(In thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$37,109	$(5,162)	$31,947
Other IDOLS television programs (including license fees and sponsorship)	2,834	(34)	2,800
So You Think You Can Dance and other television productions	22,226	(18,757)	3,469
Recorded music, management clients and other	9,210	(7,000)	2,210

	$71,379	$(30,953)	$40,426
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(10,106)

OIBDAN			$30,320

OIBDAN			$30,320
Depreciation and amortization			(4,003)
Non-cash compensation			(572)

Operating income			$25,745

Three Months Ended June 30, 2007	Revenue	Cost of Sales
	(In thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$27,169	$(4,081)	$23,088
Other IDOLS television programs (including license fees and sponsorship)	2,518	(67)	2,451
So You Think You Can Dance and other television productions	18,742	(15,461)	3,281
Recorded music, management clients and other	4,199	(2,037)	2,162

	$52,628	$(21,646)	$30,982
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(10,645)

OIBDAN			$20,337

OIBDAN			$20,337
Depreciation and amortization			(4,122)
Non-cash compensation			(64)

Operating income			$16,151

     Revenue for 19 Entertainment was $71.4 million for the three months ended June 30, 2008, an increase of $18.8 million over the prior period. Operating expenses for 19 Entertainment, including amortization of intangible assets of $3.6 million, were $45.6 million, an increase of $9.2 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

     The revenue increase of $18.8 million in the three months ended June 30, 2008 over 2007 is primarily due to an increase in revenue for American Idol and So You Think You Can Dance and higher music revenues.
     American Idol 7 aired 19.0 series hours in the U.S. in the three months ended June 30, 2008 while American Idol 6 aired 17.5 series hours in the U.S. in the comparable 2007 period. The additional hours of programming along with an increase in guaranteed license fees accounted for $6.7 million in additional revenue. New sponsorship and licensing deals contributed $3.6 million in additional revenue. U.S. television ratings for American Idol declined in 2008 reflecting an overall decline in network television viewing and an increase in the number of broadcast hours for both programs.
     Other IDOLS revenue increased $0.3 million due to increased format sales in foreign markets. Revenue for So You Think You Can Dance increased due to 19 hours broadcast in the three months ended June 30, 2008 as compared to 15 hours in the comparable 2007 period.
     Music revenues increased $3.1 million due to strong sales by former American Idol contestants and download revenue from the airing of American Idol. Management revenue increased $1.9 million due to strong sponsorship and licensing revenues.
     Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $9.2 million in the three months ended June 30, 2008 over the prior period. The increased costs are primarily due to the increase in broadcast hours for American Idol and So You Think You Can Dance, increased music royalty expenses and higher development costs for new projects
Ali Business
     The Ali Business contributed $1.4 million and $1.9 million of revenue for the three months ended June 30, 2008 and 2007, respectively. The decrease is due to fewer memorabilia signings by Mr. Ali in the second quarter of 2008. Operating expenses for the same periods were $1.0 million and $1.2 million, respectively. OIBDAN declined to $0.3 million from $0.7 million in the prior period.
Corporate and Other
  MBST
     MBST contributed $1.1 million and $1.6 million in revenue for the three months ended June 30, 2008 and 2007, respectively. Revenue for the three months ended June 30, 2008 was negatively impacted by the timing and number of client projects. Operating expenses, including acquisition-related amortization expenses of $0.2 million in each period, were $1.5 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively. OIBDAN was $(0.2) million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively.
  Corporate Expenses and Other Costs
     The Company incurred corporate overhead expenses of $3.7 million for the three months ended June 30, 2008 and 2007. There were no significant variances from the prior period within individual expense categories.
     Merger and distribution-related costs incurred in for three months ended June 30, 2008 and 2007 were $1.1 million and $2.8 million, respectively. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.
  Interest Income/Expense
     The Company had interest expense of $1.4 million and $0.9 million in the three months ended June 30, 2008 and 2007, respectively. The increase in interest expense in 2008 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $0.3 million in the three months ended June 30, 2008 and 2007.
  Other Costs
     The Company had other costs of $0.1 million and $0.3 million for the three months ended June 30, 2008 and 20007, respectively. These costs mainly represent foreign exchange losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound functional currency.
  Income Taxes
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.
     For the three months ended June 30, 2008, the Company recorded a provision for income taxes of $11.5 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.
     For the three months ended June 30, 2007, the Company recorded a provision for income taxes of $9.1 million. The provision is comprised of $9.4 million reflecting the Company’s estimated three month effective tax rate of 70.7%, and a benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law.
     The decrease in the 2008 effective tax rate relates primarily to a decrease in the net foreign taxes as a percent of total pre-tax net income and the fact the Company no longer owns FXRE.
     A portion of the Company’s long-term deferred tax asset reversed during the three months ended June 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.
     The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.
     There are no federal or city audits in process as of June 30, 2008. Open tax years related to federal filings are for the years ended December 31, 2004, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing for the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX, Inc. did not exist prior to February 2005.
     The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.
  Equity in Earnings of Affiliates
     The Company recorded $0.4 million and $0.2 million of earnings in unconsolidated affiliates for the three months ended June 30, 2008 and 2007, respectively, related to the Company’s investment in Beckham Brands Limited. The increase is principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

  Minority Interest
     Minority interest expense of $0.7 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectably, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.
Consolidated Operating Results Six Months Ended June 30, 2008
  Compared to Six Months Ended June 30, 2007

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007	Variance
	(In thousands)
Revenue	$153,747	$121,929	$31,818
Operating expenses	108,455	99,840	8,615
Operating income	45,292	22,089	23,203
Income tax expense	19,880	13,914	5,966
Net income	24,058	6,247	17,811

Operating income	$45,292	$22,089	$23,203
Depreciation and amortization	11,089	11,098	(9)
Non-cash compensation	1,124	654	470

OIBDAN	$57,505	$33,841	$23,664

     Revenue growth in 2008 was driven primarily by 19 Entertainment, which had higher television production and sponsorship revenues for American Idol, an increase in the broadcast hours from So You Think You Can Dance, and increases in music and management revenues. Higher operating expenses for the six months ended June 30, 2008 resulted from higher overall costs at 19 Entertainment to support revenue growth and new projects, partially offset by decreased expenses at the Presley Business.
Presley Business — Royalties and Licensing
     The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Variance
	(In thousands)
Revenue	$8,128	$9,092	$(964)
Cost of sales	(312)	(864)	552
Selling, general and administrative expense, excluding non-cash compensation	(2,410)	(4,329)	1,919

OIBDAN	$5,406	$3,899	$1,507

OIBDAN	$5,406	$3,899	$1,507
Depreciation and amortization	(1,291)	(1,291)	—
Non-cash compensation	(19)	(16)	(3)

Operating income	$4,096	$2,592	$1,504

     The decrease in royalties and licensing revenue was due to lower sales of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $1.6 million and lower royalties from the release of digitally enhanced videos and DVDs of “‘68 Special” and “Aloha from Hawaii” of $0.9 million offset by higher publishing, record and film royalties of $1.5 million. Royalties and licensing cost of sales decreased $0.6 million due to the lower cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses decreased by $1.9 million primarily due to $1.5 million of lower advertising and marketing costs for the DVD box set, including upfront costs to produce an infomercial and $0.4 million of lower legal costs.

Presley Business — Graceland Operations
     The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2008 and 2007:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007	Variance
	(In thousands)
Revenue	$16,910	$16,993	$(83)
Cost of sales	(2,568)	(2,843)	275
Selling, general and administrative expense, excluding non-cash compensation	(11,911)	(12,677)	766

OIBDAN	$2,431	$1,473	$958

OIBDAN	$2,431	$1,473	$958
Depreciation and amortization	(1,115)	(1,018)	(97)

Non-cash compensation	(40)	(29)	(11)

Operating income	$1,276	$426	$850

     Tour and exhibit revenue of $6.7 million in the six months ended June 30, 2008 increased $0.1 million compared to the prior year. This increase resulted from an 11% increase in visitor spending offset by an 8% decrease in attendance to 255,590 in 2008 from 278,367 in 2007. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. The attendance decline reflects the impact of higher gas prices and weak economic conditions on discretionary consumer travel. Retail operations revenue of $6.1 million in the six months ended June 30, 2008 decreased $0.1 million compared to the prior year. A decline of $0.3 million was due to a change in the second quarter of 2007 in mail order retail sales to a commission-based operation. This was offset by a $0.3 million revenue increase at Graceland retail stores where a 15% increase in per-visitor spending offset the decline in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income, of $4.1 million for the six months ended June 30, 2008, accounted for the remaining $0.1 million decrease in Graceland Operations revenue due principally to lower special events revenue at Graceland.
     Graceland Operations cost of sales decreased by $0.3 million in the six months ended June 30, 2008 compared to prior year due to the change in mail order retail sales to a commission-based operation and cost improvements. Graceland Operations selling, general and administrative expenses decreased $0.8 million in the six months ended June 30, 2008 compared to prior year, primarily due to a $0.5 million decrease professional services and other costs related the Elvis Presley show in Las Vegas and $0.3 million lower fulfillment and distribution costs for the mail order retail sales business.

19 Entertainment
     The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the six months ended June 30, 2008 and 2007:

Six Months Ended June 30, 2008	Revenue	Cost of Sales
	(In thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$65,873	$(9,924)	$55,949
Other IDOLS television programs (including license fees and sponsorship)	7,179	(245)	6,934
So You Think You Can Dance and other television productions	22,537	(20,748)	1,789
Recorded music, management clients and other	28,776	(15,643)	13,133

	$124,365	$(46,560)	$77,805
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(18,434)

OIBDAN			$59,371

OIBDAN			$59,371
Depreciation and amortization			(8,193)
Non-cash compensation			(639)

Operating income			$50,539

Six Months Ended June 30, 2007	Revenue	Cost of Sales
	(In thousands)
American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$47,371	$(9,590)	$37,781
Other IDOLS television programs (including license fees and sponsorship)	6,357	(146)	6,211
So You Think You Can Dance and other television productions	19,094	(16,158)	2,936
Recorded music, management clients and other	17,212	(5,782)	11,430

	$90,034	$(31,676)	$58,358
Selling, general and administrative expenses and other costs, excluding non-cash compensation			(20,135)

OIBDAN			$38,223

OIBDAN			$38,223
Depreciation and amortization			(8,311)
Non-cash compensation			(119)

Operating income			$29,793

     Revenue for 19 Entertainment was $124.4 million for the six months ended June 30, 2008, an increase of $34.3 million over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $7.5 million, were $73.8 million, an increase of $13.6 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.
     American Idol 7 aired 52.5 series hours in the U.S. in the six months ended June 30, 2008 while American Idol 6 aired 49 series hours in the U.S. in the comparable 2007 period. The additional hours of programming along with an increase in guaranteed license fees accounted for $12.8 million in additional revenue. New sponsorship and licensing deals contributed $5.9 million in additional revenue. U.S. television ratings for American Idol declined in 2008 reflecting an overall decline in network television viewing and an increase in the number of broadcast hours for both programs.
     Other IDOLS revenue increased $0.8 million due to increased format sales in foreign markets. Revenue for So You Think You Can Dance increased due to 19 hours broadcast in the three months ended June 30, 2008 as compared to 15 hours in the comparable 2007 period.
     Music revenues increased $5.1 million due to strong sales by former American Idol contestants and download revenue from the airing of American Idol. Management revenue increased $6.5 million due to strong sponsorship and licensing revenues and management fees from the Spice Girls’ reunion tour.

     Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $13.6 million in the six months ended June 30, 2008 over the prior period. The increased costs are primarily due to the increase in broadcast hours for So You Think You Can Dance, increased music expenses and higher development costs for new projects. Selling, general and administrative costs decreased $1.6 million due primarily to headcount reductions and costs directed to projects.
Ali Business
     The Ali Business contributed $2.5 million and $3.3 million of revenue for the six months ended June 30, 2008 and 2007, respectively. The decrease is due to timing of licensing deals as the prior year period included a large one-time license, which was partially offset by higher memorabilia signings by Mr. Ali in 2008. Operating expenses in both periods were $1.9 million. OIBDAN declined to $0.6 million from $1.4 million in the prior period.
Corporate and Other
   MBST
     MBST contributed $1.9 million and $2.5 million in revenue for the six months ended June 30, 2008 and 2007, respectively. Revenue for the six months ended June 30, 2008 was negatively impacted by the timing and number of client projects. Operating expenses, including acquisition-related amortization expenses of $0.4 million in each period, were $3.1 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. OIBDAN was $(0.8) million and $(0.2) million for the six months ended June 30, 2008 and 2007, respectively.
  Corporate Expenses and Other Costs
     The Company incurred corporate overhead expenses of $8.3 million and $8.7 million for the six months ended June 30, 2008 and 2007, respectively. The decrease of $0.4 million reflects reduced travel, consulting and audit costs and shared service costs charged to FXRE, partially offset by an increase in legal expenses, resulting primarily from the settlement of a certain immaterial litigation matter.
     Merger and distribution-related costs incurred of $1.7 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively, primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.
  Interest Income/Expense
     The Company had interest expense of $3.0 million and $1.3 million in the six months ended June 30, 2008 and 2007, respectively. The increase in interest expense in 2008 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007. The Company had interest income of $1.1 million and $0.5 million in the six months ended June 30, 2008 and 2007, respectively; interest income in 2008 includes $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan.
  Other Costs
     Other income (expense) of $0.2 million and $(0.4) million for the six months ended June 30, 2008 and 2007, respectively, represent foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound functional currency.

  Income Taxes
     In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.
     For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $19.9 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.
     For the six months ended June 30, 2007, the Company recorded a provision for income taxes of $13.9 million. The provision is comprised of $12.7 million, reflecting the Company’s estimated 2007 effective tax rate of 59.6%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, and a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law.
     The decrease in the 2008 effective tax rate relates primarily to a decrease in the net foreign taxes as a percent of total pre-tax net income and the fact the Company no longer owns FXRE.
     A portion of the Company’s long-term deferred tax asset reversed during the three months ended June 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.
     The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.
     There are no federal or city audits in process as of June 30, 2008. Open tax years related to federal filings are for the years ended December 31, 2004, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing for the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX, Inc. did not exist prior to February 2005.
     The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.
  Equity in Earnings of Affiliates
     The Company recorded $1.7 million of earnings in unconsolidated affiliates for the six months ended June 30, 2008 primarily reflecting the Company’s investment in Beckham Brands Limited. The Company recorded $0.6 million of earnings in unconsolidated affiliates for the six months ended June 30, 2007. The increase is principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.
  Minority Interest
     Minority interest expense of $1.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.
2008 Financial Outlook
     Management believes that attendance at Graceland for the remainder of 2008 will be significantly lower than the levels achieved in 2007 primarily due to the high number of incremental visitors in August 2007 who traveled to Graceland to participate in special events commemorating the 30th anniversary of Elvis’ death and the anticipated impact of higher gas prices and the weak economy on discretionary travel.
     Management expects that 19 Entertainment’s revenue and OIBDAN for the third and fourth quarters of 2008 will be lower than the results achieved for the comparable periods in 2007 due to the timing of album releases by former American Idol contestants, several one-time projects in 2007 that will not be repeated and higher development spending on new content projects.
Liquidity and Capital Resources
     Revolving Credit Facility — The Company is party to a $150.0 million revolving credit agreement (the “Credit Facility”) with various lenders. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly- owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million from its initial $125.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of the Company’s equity interest in FXRE. As of June 30, 2008, the Company had drawn down $100.0 million on the Credit Facility, with the proceeds used for the investment in FXRE. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement as of June 30, 2008 was 4.27%. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.
     The Company was in compliance with all loan covenants as of June 30, 2008.
Cash Flow for the six months ended June 30, 2008 and 2007
Operating Activities
     Net cash provided by operating activities was $27.9 million for the six months ended June 30, 2008, reflecting net income of $24.1 million, which includes depreciation and amortization expenses of $11.1 million and the impact of seasonal changes in working capital levels. The increase in cash flow from operations of $13.0 million in 2008 from the prior year period is due primarily to the increase in net income of $17.8 million, offset by an increase in working capital.
     Net cash provided by operating activities was $14.9 million for the six months ended June 30, 2007, reflecting net income of $6.3 million, which includes depreciation and amortization expenses of $11.1 million and the impact of seasonal changes in working capital levels.
Investing Activities
     Net cash used in investing activities was $4.0 million for the six months ended June 30, 2008, reflecting capital expenditures related primarily to the purchase of additional land adjacent to Graceland.
     Net cash used in investing activities was $9.4 million for the six months ended June 30, 2007 primarily reflecting the transaction costs paid to date for the FXLR Investment of $0.3 million and capital expenditures of $9.1 million related primarily to the purchase of additional land adjacent to Graceland. The $100.0 million that the Company used for the FXLR Investment is not included on the condensed consolidated statement of cash flows as the Company acquired newly issued membership interests and consolidated FXLR in 2007.
Financing Activities
     Cash used in financing activities was $2.3 million for the six months ended June 30, 2008. The Company made distributions of $0.9 million to minority interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock.
     Cash provided by financing activities was $97.7 million for the six months ended June 30, 2007. The Company borrowed $100.0 million under its revolving credit facility to fund the June 1st investment in FXRE and received $0.2 million of net proceeds from warrant exercises. The Company made distributions to minority interest shareholders of $0.9 million, principal payments on notes payable of $0.6 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock. During the six months ended June 30, 2007, the Company made payments of $0.1 million for costs associated with amending the revolving credit facility.

Uses of Capital
     At June 30, 2008, the Company had $102.5 million of debt outstanding and $72.5 million in cash and cash equivalents.
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
Capital Expenditures
     We presently anticipate that our total capital expenditures for 2008, including land purchases in the vicinity around Graceland, will total approximately $5.0 million. We purchased a parcel of land for $1.6 million in the six months ended June 30, 2008. We estimate that we will incur expenditures for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM of approximately $5.0 million in 2008; we incurred $1.8 million in the six months ended June 30, 2008. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.
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
     As referenced above under “Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC — FXRE Financial Condition,” FXRE’s ability to satisfy its obligations under the license agreement with EPE, including funding the development of any new hotels and meeting facilities referenced above, is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.
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

     In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These employment agreements typically contain provisions that allow us to terminate the contract with good cause
     On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley show is expected to open with the CityCenter hotel/casino in December 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company expects to incur expenses of approximately $5.0 million in connection with the show in 2008; $1.8 million was incurred in the six months ended June 30, 2008.
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
Critical Accounting Policies
     During the six months ended June 30, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
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
     On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has not completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption.
Off Balance Sheet Arrangements
     As of June 30, 2008, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
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

Interest Rate Risk
     We had $102.5 million of total debt outstanding at June 30, 2008, of which $100 million was variable rate debt.
     Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the six months ended June 30, 2008 would have decreased by approximately $0.3 million.
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
     Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the six months ended June 30, 2008 would have decreased by approximately $1.9 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.
     As of June 30, 2008, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Controls over Financial Reporting
     No changes in internal control over financial reporting have occurred during the first six months of 2008 that have materially affected CKX’s internal controls over financial reporting.
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
     The two cases were consolidated and on April 18, 2008, plaintiffs filed a consolidated amended complaint.
     In order to resolve the litigation and avoid further cost and delay, CKX and the individual defendants, without admitting any wrongdoing, signed a memorandum of understanding on May 27, 2008 reflecting a tentative settlement agreement with the plaintiffs and memorializing the amended terms to the Merger Agreement and the related management cooperation agreement, as requested by counsel for the plaintiffs in the litigation. It is anticipated that once the terms of the settlement agreement are finalized, all parties will cooperate in seeking dismissal of the litigation. Such dismissal, including an anticipated request by plaintiffs’ counsel for attorneys’ fees, will be subject to court approval.

Item 6. Exhibits

Exhibit
No.	Description

2.1	Amendment No. 4, dated May 27, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, September 27, 2007 and January 23, 2008, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed May 29, 2008, and incorporated herein by reference.)

2.2	Amendment No. 3, dated May 27, 2008, to the Management Cooperation Agreement, dated as of June 1, 2007 and amended as of July 18, 2007 and September 27, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto. (Previously filed as Exhibit 2.2 to the Form 8-K filed May 29, 2008, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, Inc.

BY:	/s/ Robert F.X. Sillerman

	Name:	Robert F.X. Sillerman
Chief Executive Officer and
Chairman of the Board

BY:	/s/ Thomas P. Benson

	Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer
DATE: August 11, 2008

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.