Form 10-Q
period 2008-09-30
CKX, Inc.
filed 2008-11-10
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 6, 2008, there were 97,456,855 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$99,789	$50,947
Receivables, net of allowance for doubtful accounts of $490 at September 30, 2008 and $832 at December 31, 2007	66,086	42,231
Due from related party	337	999
Inventories, net of allowance for obsolescence of $783 at September 30, 2008 and $627 at December 31, 2007	2,006	2,092
Prepaid expenses and other current assets	6,002	5,337
Investment in FXRE	—	6,175
Deferred tax assets	1,429	1,293

Total current assets	175,649	109,074
Property and equipment — net	47,348	43,989
Long-term receivables	3,484	1,607
Loans to related parties	1,765	7,931
Deferred production costs	438	635
Other assets	22,980	19,223
Goodwill	148,691	160,454
Other intangible assets — net	163,586	181,872
Deferred tax assets	2,025	670

TOTAL ASSETS	$565,966	$525,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,964	$14,987
Accrued expenses	27,196	20,448
Accrued dividend	—	6,175
Current portion of long-term debt	548	652
Income taxes payable	21,460	6,226
Deferred revenue	17,850	12,009

Total current liabilities	91,018	60,497
Long-term liabilities:
Long-term debt	101,933	102,418
Deferred revenue	3,874	2,778
Other long-term liabilities	3,816	4,216
Deferred tax liabilities	35,058	38,083

Total liabilities	235,699	207,992

Minority interest	5,256	4,757
Redeemable restricted common stock — 1,672,170 shares outstanding at September 30, 2008 and December 31, 2007	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,620,610 shares issued and outstanding at September 30, 2008 and 95,402,757 issued and outstanding at December 31, 2007	956	954
Additional paid-in-capital	376,703	374,665
Accumulated deficit	(91,912)	(123,746)
Accumulated other comprehensive income (loss)	(6,563)	15,006

Total stockholders’ equity	302,009	289,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,966	$525,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Revenue	$96,977	$99,069
Operating expenses:
Cost of sales	49,940	43,566
Selling, general and administrative expenses	20,761	21,818
Corporate expenses	3,605	5,456
Depreciation and amortization	5,322	5,658
Merger and distribution-related costs	272	1,490
Other (income) expense	(5,631)	884

Total operating expenses	74,269	78,872

Operating income	22,708	20,197
Interest income	297	545
Interest expense	(1,320)	(2,084)

Income before income taxes, equity in earnings of affiliates and minority interest	21,685	18,658
Income tax expense	12,152	4,256

Income before equity in earnings of affiliates and minority interest	9,533	14,402
Equity in earnings of affiliates	299	514
Minority interest	(688)	(1,032)

Income from continuing operations	9,144	13,884
Loss from discontinued operations	—	(7,451)

Net income	9,144	6,433
Dividends on preferred stock	(456)	(456)

Net income available to common stockholders	$8,688	$5,977

Basic income per share:
Income from continuing operations	$0.09	$0.14
Loss from discontinued operations	—	(0.07)
Dividends on preferred stock	—	(0.01)

Basic income per share:	$0.09	$0.06

Diluted income per share:
Income from continuing operations	$0.09	$0.14
Loss from discontinued operations	—	(0.07)
Dividends on preferred stock	—	(0.01)

Diluted income per share:	$0.09	$0.06

Average number of common shares outstanding:
Basic	97,054,680	96,985,517
Diluted	97,060,937	97,087,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Revenue	$250,724	$220,998
Operating expenses:
Cost of sales	100,321	80,035
Selling, general and administrative expenses	57,921	62,284
Corporate expenses	11,906	14,137
Depreciation and amortization	16,411	16,756
Merger and distribution-related costs	1,955	4,251
Other (income) expense	(5,790)	1,249

Total operating expenses	182,724	178,712

Operating income	68,000	42,286
Interest income	1,402	1,088
Interest expense	(4,361)	(3,423)

Income before income taxes, equity in earnings of affiliates and minority interest	65,041	39,951
Income tax expense	32,032	18,170

Income before equity in earnings of affiliates and minority interest	33,009	21,781
Equity in earnings of affiliates	1,956	1,115
Minority interest	(1,763)	(1,786)

Income from continuing operations	33,202	21,110
Loss from discontinued operations	—	(8,430)

Net income	33,202	12,680
Dividends on preferred stock	(1,368)	(1,368)

Net income available to common stockholders	$31,834	$11,312

Basic income per share:
Income from continuing operations	$0.34	$0.22
Loss from discontinued operations	—	(0.09)
Dividends on preferred stock	(0.01)	(0.01)

Basic income per share:	$0.33	$0.12

Diluted income per share:
Income from continuing operations	$0.34	$0.22
Loss from discontinued operations	—	(0.09)
Dividends on preferred stock	(0.01)	(0.01)

Diluted income per share:	$0.33	$0.12

Average number of common shares outstanding:
Basic	97,042,732	96,865,595
Diluted	97,087,326	96,979,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$33,202	$12,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,411	16,756
Impact on cash of discontinued operations	—	8,430
Unrealized foreign currency gains and losses	(4,667)	1,249
Share-based payments	2,041	989
Equity in earnings of affiliates, net of cash received	(617)	971
Deferred income taxes	(3,571)	(6,567)
Non-cash interest expense	499	987
Provision for inventory and accounts receivable allowance	229	446
Minority interest	1,763	1,786
Changes in operating assets and liabilities:
Receivables	(25,788)	(27,109)
Inventory	(87)	(97)
Prepaid expenses	(665)	(4,691)
Prepaid income taxes	—	7,014
Other assets	3,386	(664)
Accounts payable and accrued expenses	17,037	15,940
Deferred revenue	6,937	(4,893)
Income taxes payable	15,234	10,614
Other	(382)	(185)

Net cash provided by operating activities	60,962	33,656

Cash flows from investing activities:
Investment in and loan to FXRE	—	(108,307)
Purchases of property and equipment	(6,013)	(9,428)
Other	—	(1,750)

Net cash used in investing activities	(6,013)	(119,485)

Cash flows from financing activities:
Borrowings under revolving credit facility for acquisition of FXLR	—	100,000
Debt issuance costs for amending the revolving credit facility	—	(92)
Exercise of warrants	—	243
Distributions to minority interest shareholders	(1,275)	(1,450)
Principal payments on debt	(589)	(589)
Dividends paid on preferred stock	(1,368)	(1,368)

Net cash (used in) provided by financing activities	(3,232)	96,744

Effect of exchange rate changes on cash	(2,875)	1,187

Net increase in cash and equivalents	48,842	12,102

Cash and cash equivalents — beginning of period	50,947	36,610

Cash and cash equivalents — end of period	$99,789	$48,712

Supplemental cash flow data:
Cash paid during the period for:
Interest	$4,146	$2,644
Income taxes	20,726	6,061

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2008 (in thousands):

Distribution of final 2% ownership interest in FX Real Estate and Entertainment Inc.	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2007 (in thousands):
Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Dividend of 50% of CKX’s interests in FX Luxury Realty LLC to the Distribution Trusts	93,159

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

The financial information in this report for the nine months ended September 30, 2008 and 2007 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X is required to pay a termination fee of $37,500,000. 19X has notified the Company that, as permitted under the Merger Agreement, it has elected to pay $37,000,000 of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($500,000) to be paid in cash. 19X has further confirmed that the termination fee will be paid in full within thirty (30) days of the November 1 termination date.

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

FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR, and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon

Avenue in Las Vegas, Nevada, referred to herein as the Park Central site. The Park Central site is currently occupied by a motel and several commercial and retail tenants. FXRE has announced that it intends to continue the properties’ commercial leasing activities while it considers its plans to redevelop the site. As described elsewhere herein, FXLR, entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of the Company, and Muhammad Ali Enterprises LLC (the “Ali Business”), an 80%-owned subsidiary of the Company, which allow FXLR to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. In addition, the license agreement with EPE grants FXLR the right to develop one or more hotels as part of the master plan of EPE to redevelop the Graceland property and surrounding areas in Memphis, Tennessee. In addition to the Park Central site and the development of one or more Elvis Presley-themed hotels at or near Graceland in Memphis, Tennessee, FXRE intends to develop hotels and attractions worldwide, including Elvis Presley and Muhammad Ali-themed projects pursuant to the aforementioned license agreements.

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

FXRE Financial Condition

FXRE’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2007 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern due to the need to secure additional capital in order to pay obligations as they become due.

FXRE has announced that it does not currently have the capital necessary to pay the required annual license fees and to satisfy other funding obligations under the EPE and Ali Business license agreements described below under “License Agreements.” FXRE’s ability to pay future royalties to EPE and the Ali Business and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

On September 29, 2008 FXRE announced that as a result of the dislocation and turbulence in the capital markets, it is reviewing its originally proposed program for the redevelopment of its Las Vegas properties. While no definitive determination has been made, it is unlikely that the program originally proposed will be undertaken. FXRE has stated that it intends to continue the properties’ commercial leasing activities pending any such definitive determination.

On October 3, 2008, FXRE announced that it became aware that as of September 30, 2008, it’s subsidiaries that own its Las Vegas properties were out of compliance with the debt-to-loan value ratio covenants set forth in its loan agreements. FXRE has notified the lenders under the loan of such noncompliance with these debt-to-loan value ratios as required under the terms of the loan agreements. Under the terms of the loan agreements, FXRE has until November 14, 2008 to regain compliance with these ratios by voluntarily prepaying approximately $26 million of the loan’s outstanding principal amount. Alternatively, FXRE may regain compliance by obtaining a waiver or modification of the loan’s financial covenants. FXRE’s failure to regain compliance with these financial covenants by any of these means would constitute an event of default under the loan. FXRE has announced that it does not have capital adequate to make such a payment at this time. FXRE would need to secure additional financing in order to prepay such amount and there can be no guarantee that such financing will be available on favorable terms. In addition, there can be no guarantee that any waiver or modification of the loan covenants, if necessary, can be obtained.

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

Under the terms of the license agreements, FXRE is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXRE is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payments (for 2007) under the license agreements were due on the earlier of the completion of FXRE’s rights offering described elsewhere herein, or April 1, 2008. As the initial payments were made after December 1, 2007, however, FXRE was required to pay EPE and the Ali Business interest at the then current prime rate as quoted in the Wall Street Journal plus 3% if the payment was made from December 1, 2007 through December 31, 2007, plus 3.5% if paid from January 1, 2008 through January 31, 2008, plus 4.0% if paid from February 1, 2008 through February 29, 2008 or plus 4.5% if paid from and after March 1, 2008. The 2007 aggregate royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid by FXRE on April 1, 2008. The guaranteed annual minimum royalty payment of $10.0 million for 2008 is due no later than January 30, 2009.

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

For the month of June, 2007, FXRE recorded royalty expense of $1.4 million, representing one month of the 2007 guaranteed annual minimum royalty payments under the license agreements with EPE and the Ali Business. CKX did not record any related royalty revenue at that time as, per the Company’s revenue recognition policy, collection of the fee was not reasonably assured because it was dependent on FXRE successfully completing a capital raising event and the multiple element licensing conditions had not been met. The FXRE royalty expense was eliminated in consolidation.

As referenced above under “FXRE Financial Condition,” FXRE has announced that it does not currently have the capital necessary to pay the required annual license fees and to satisfy other funding obligations under the EPE and Ali Business license agreements. FXRE’s ability to pay future royalties to EPE and the Ali Business and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

Discontinued Operations

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007 and through the distribution of its 2% ownership interest on January 10, 2008, the Company accounted for its 2% ownership interest under the cost method of accounting because the Company had no significant continuing involvement. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The results of operations presented as discontinued operations for the three months ended September 30, 2007 and the period from June 1, 2007 to September 30, 2007 are summarized below (in thousands):

	Three Months	Period from
	Ended	June 1, 2007 to
	September 30,	September 30,
	2007	2007

Revenue	$1,346	$1,346
Total costs and expenses, net of minority interest share	(8,283)	(6,802)
Equity in losses of unconsolidated subsidiaries	(514)	(2,974)
Income taxes	—	—

Loss from discontinued operations, net of income taxes	$(7,451)	$(8,430)

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

For the nine months ended September 30, 2008, CKX has billed FXRE $1.3 million for professional services, primarily accounting and legal services, performed under the shared services agreement. As of October 17, 2008, no amounts are outstanding. $1.0 million in accrued shared service costs charged to FXRE in 2007 were paid to the Company on April 22, 2008.

For the three and nine month periods ended September 30, 2007, CKX billed FXRE $0.2 million and $0.3 million, respectively, for professional services, primarily accounting and legal services. This expense for the CKX billing was eliminated in consolidation.

As referenced above under “FXRE Financial Condition,” FXRE’s ability to satisfy its obligations as they come due, which may include making future payments under the shared services agreement, is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

4.	Accounting Policies

During the nine months ended September 30, 2008, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any of its assets and liabilities which were covered by SFAS 159 at fair value.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption and has concluded that the statement will not have a significant impact on the Company’s financial statements.

5.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$9,144	$6,433	$33,202	$12,680
Other comprehensive income:
Foreign currency translation adjustments	(21,807)	5,009	(21,569)	10,120

Comprehensive income (loss)	$(12,663)	$11,442	$11,633	$22,800

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 763,650 and 540,500 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the three months ended September 30, 2008 and 2007, respectively. 722,450 and 540,500 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the nine months ended September 30, 2008 and 2007, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and nine month’s ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic common shares outstanding (including redeemable restricted common stock)	97,054,680	96,985,517	97,042,732	96,865,595
Incremental shares for assumed exercise of stock options (and warrants in 2007)	6,257	101,564	44,594	113,727

Diluted common shares outstanding (including redeemable restricted common stock)	97,060,937	97,087,081	97,087,326	96,979,322

7.	Intangible Assets and Goodwill

Intangible assets as of September 30, 2008 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	11.3 years	$28,900	$(6,868)	$22,032
Other Presley intangible assets	13.4 years	13,622	(4,945)	8,677
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	3.5 years	73,629	(36,182)	37,447
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	0.9 year	15,383	(12,631)	2,752
MBST artist contracts, profit participation rights and other intangible assets	3.2 years	4,270	(2,356)	1,914

		$135,804	$(62,982)	$72,822

The gross carrying amount of intangible assets of $135.8 million as of September 30, 2008 in the table above differs from the amount of $144.6 million as of December 31, 2007 in the table below due to foreign currency movements of $8.8 million.

Balance at
September 30,
2008

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$90,764

Intangible assets as of December 31, 2007 consist of (dollar amounts in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(5,408)	$23,492
Other Presley intangible assets	13,622	(3,990)	9,632
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	80,879	(30,930)	49,949
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	16,898	(11,347)	5,551
MBST artist contracts, profit participation rights and other intangible assets	4,270	(1,786)	2,484

	$144,569	$(53,461)	$91,108

Balance at
December 31,
2007

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$90,764

Amortization expense for definite lived intangible assets was $14.1 million and $14.8 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the three months ending December 31, 2008	$4,500
For the years ending December 31, 2009	16,700
2010	15,900
2011	14,800
2012	5,600

Goodwill as of September 30, 2008 consists of (dollar amounts in thousands):

		2008
		Foreign
	Balance at	Currency		Balance at
	December 31,	Translation	Other	September 30,
	2007	Adjustment	Adjustments	2008

Presley royalties and licensing	$14,413	$—	$—	$14,413
Presley Graceland operations	10,166	—	—	10,166
19 Entertainment	121,328	(10,817)	(946)	109,565
MBST	10,097	—	—	10,097
Ali Business	4,450	—	—	4,450

Total	$160,454	$(10,817)	$(946)	$148,691

A portion of the Company’s long-term deferred tax asset reversed during the nine months ended September 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.9 million.

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter

8.	Debt

At September 30, 2008, the Company had $2.4 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2013.

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of September 30, 2008, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The $100.0 million outstanding at September 30, 2008 bears interest at LIBOR plus 150 basis points resulting in an effective annual interest rate at September 30, 2008 of 3.99%. Deferred financing fees are included in other assets on the accompanying condensed consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of September 30, 2008.

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

The Company has no outstanding warrants as of September 30, 2008.

Share-based compensation expense was $2.0 million for the nine months ended September 30, 2008 as compared to $1.0 million for the nine months ended September 30, 2007. The increase is due primarily to a 2008 restricted stock grant to Simon Fuller of 200,000 shares of the Company’s common stock.

10.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates, available tax credits and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2008, the Company recorded a provision for income taxes of $32.0 million, reflecting the Company’s estimated 2008 effective tax rate of 50.0% and a one time adjustment in the second quarter of $0.6 million to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability, as well as a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

For the nine months ended September 30, 2007, the Company recorded a provision for income taxes of $18.2 million. The provision is comprised of $19.1 million, reflecting the Company’s estimated 2007 effective tax rate of 47.8%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law, a third quarter benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws, and a third quarter benefit of $1.2 million related to the filing of the 2006 federal tax return.

The increase in the 2008 effective tax rate relates primarily to a decrease in the net foreign tax credit CKX is able to take on its foreign source income.

For the three months ended September 30, 2008, the Company recorded a provision for income taxes of $12.2 million. The provision is comprised of $13.3 million reflecting the general tax provision for the quarter offset by a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

For the three months ended September 30, 2007, the Company recorded a provision for income taxes of $4.3 million. The provision is comprised of $6.4 million reflecting the effective tax rate for the quarter, offset by a benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws, and a benefit of $1.2 million related to the filing of the 2006 federal tax return.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended September 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.

Open tax years related to federal filings are for the years ended December 31, 2005, 2006 and 2007. In October 2008 the Internal Revenue Service provided notice to the Company that it intends to begin an audit of the Company for the year ended December 31, 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX, Inc. did not exist prior to February 2005.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.

11.	Commitments and Contingencies

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open with the CityCenter hotel/casino in December 2009. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company. The partnership is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. The Company is not the primary beneficiary of the partnership and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. We estimate that we will incur expenditures for the development of the show of approximately $5.0 million in 2008, of which $2.6 million was incurred during the nine months ended September 30, 2008. This amount was recorded within other assets on the accompanying condensed consolidated balance sheet.

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

In light of the termination of the merger transaction (see note 2, Merger Agreement), the settlement will not be concluded and it is anticipated that the lawsuit will be dismissed without prejudice.

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

	Presley Business
	Royalties and	Graceland	19		Corporate
Segment Information	Licensing	Operations	Entertainment	Ali Business	and Other	Total
	(Amounts in thousands)

Three months ended September 30, 2008:
Revenue	$5,242	$12,554	$76,721	$383	$2,077	$96,977

Operating income (loss)	$1,632	$2,830	$21,606	$(24)	$(3,336)	$22,708

Depreciation and amortization	$645	$566	$3,866	$15	$230	$5,322

OIBDAN	$2,286	$3,417	$26,155	$(5)	$(2,906)	$28,947

Three months ended September 30, 2007:
Revenue	$5,097	$15,923	$75,172	$1,345	$1,532	$99,069

Operating income (loss)	$2,362	$4,245	$20,032	$441	$(6,883)	$20,197

Depreciation and amortization	$645	$534	$4,237	$15	$227	$5,658

OIBDAN	$3,013	$4,801	$24,335	$460	$(6,419)	$26,190

Nine months ended September 30, 2008:
Revenue	$13,370	$29,464	$201,086	$2,849	$3,955	$250,724

Operating income (loss)	$5,728	$4,106	$72,145	$573	$(14,552)	$68,000

Depreciation and amortization	$1,936	$1,681	$12,059	$45	$690	$16,411

OIBDAN	$7,692	$5,848	$85,526	$630	$(13,244)	$86,452

Nine months ended September 30, 2007:
Revenue	$14,189	$32,916	$165,206	$4,638	$4,049	$220,998

Operating income (loss)	$4,954	$4,671	$49,825	$1,845	$(19,009)	$42,286

Depreciation and amortization	$1,936	$1,552	$12,548	$37	$683	$16,756

OIBDAN	$6,912	$6,274	$62,558	$1,894	$(17,607)	$60,031

Asset Information:
Segment assets at September 30, 2008	$85,160	$75,777	$201,504	$58,968	$144,557	$565,966

Segment assets at December 31, 2007	$83,324	$72,846	$230,696	$60,053	$78,536	$525,455

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)

OIBDAN	$28,947	$26,190	$86,452	$60,031
Depreciation and amortization	(5,322)	(5,658)	(16,411)	(16,756)
Non-cash compensation	(917)	(335)	(2,041)	(989)
Interest income	297	545	1,402	1,088
Interest expense	(1,320)	(2,084)	(4,361)	(3,423)
Equity in earnings of affiliates	299	514	1,956	1,115
Income tax expense	(12,152)	(4,256)	(32,032)	(18,170)
Minority interest	(688)	(1,032)	(1,763)	(1,786)
Discontinued operations	—	(7,451)	—	(8,430)

Net income	$9,144	$6,433	$33,202	$12,680

13.	Related Party Transactions

Please see note 2, Merger Agreement.

Please see note 3, Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC.

On September 29, 2008, the Company made a loan to The Promenade Trust in the amount of approximately $0.5 million. The Promenade Trust holds the Company’s Series B Convertible Preferred Stock and is the owner of the minority equity interest in the Presley Business. The loan, which bore interest at the rate of 2.38% per annum, was settled on November 7, 2008.

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

Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X” or “Parent”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X is required to pay a termination fee of $37,500,000. 19X has notified the Company that, as permitted under the Merger Agreement, it has elected to pay $37,000,000 of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($500,000) to be paid in cash. 19X has further confirmed that the termination fee will be paid in full within thirty (30) days of the November 1st termination date.

    Affiliated Elements of Transaction

As described above, 19X is owned and controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX.

    Approval Process

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), (except for directors affiliated with 19X, who abstained) unanimously approved the Merger Agreement and recommended that our stockholders adopt the Merger Agreement and approve the Merger. The Special Committee engaged Houlihan, Lokey, Howard & Zukin, Inc. (“Houlihan Lokey”) to serve as independent financial advisor to the Special Committee. On June 1, 2007, Houlihan Lokey delivered an opinion to the Special Committee and the Board of Directors that as of the date of the opinion, the Merger

Consideration to be received by holders of the Company’s common stock was fair from a financial point of view to such holders (other than holders of common Stock that are affiliated with 19X). On September 27, 2007, Houlihan Lokey delivered another opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock was fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X). On May 27, 2008, Houlihan Lokey delivered a third opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the revised Merger Consideration to be received by holders of CKX’s common stock was fair from a financial point of view to such holders (other than holders of common stock that are affiliated with 19X).

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

    FXRE Financial Condition

FXRE’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2007 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern due to the need to secure additional capital in order to pay obligations as they become due.

FXRE has announced that it does not currently have the capital necessary to pay the required annual license fees and to satisfy other funding obligations under the EPE and Ali Business license agreements described below under “License Agreements.” FXRE’s ability to pay future royalties to EPE and the Ali Business and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

On September 29, 2008 FXRE announced that as a result of the dislocation and turbulence in the capital markets, it is reviewing its originally proposed program for the redevelopment of its Las Vegas properties. While no definitive determination has been made, it is unlikely that the program originally proposed will be undertaken. FXRE has stated that it intends to continue the properties’ commercial leasing activities pending any such definitive determination.

On October 3, 2008, FXRE announced that it became aware that as of September 30, 2008, it’s subsidiaries that own its Las Vegas properties were out of compliance with the debt-to-loan value ratio covenants set forth in its loan agreements. FXRE has notified the lenders under the loan of such noncompliance with these debt-to-loan value ratios as required under the terms of the loan agreements. Under the terms of the loan agreements, FXRE has until November 14, 2008 to regain compliance with these ratios by voluntarily prepaying approximately $26 million of the loan’s outstanding principal amount. Alternatively, FXRE may regain compliance by obtaining a waiver or modification of the loan’s financial covenants. FXRE’s failure to regain compliance with these financial covenants by any of these means would constitute an event of default under the loan. FXRE has announced that it does not have capital adequate to make such a payment at this time. FXRE would need to secure additional financing in order to prepay such amount and there can be no guarantee that such financing will be available on favorable terms. In addition, there can be no guarantee that any waiver or modification of the loan covenants, if necessary, can be obtained.

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

Under the terms of the license agreements, FXRE is required to pay to EPE and the Ali Business an amount equal to 3% of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable, and 10% of gross revenues generated from the sale of related merchandise. FXRE is required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount is recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million. The initial payment (for 2007) under the license agreement was due on the earlier of the completion of FXRE’s previously announced rights offering described elsewhere herein or April 1, 2008, provided that if the initial payment was made after December 1, 2007, it bears interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008. The 2007 royalty amount of $10.0 million, plus the related interest of $0.4 million, was paid on April 1, 2008. The guaranteed annual minimum royalty payment of $10.0 million for 2008 is due no later than January 30, 2009.

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

As referenced above under “FXRE Financial Condition,” FXRE has announced that it does not currently have the capital necessary to pay the required annual license fees and to satisfy other funding obligations under the EPE and Ali Business license agreements. FXRE’s ability to pay future royalties to EPE and the Ali Business and to satisfy other funding obligations under the EPE and Ali Business license agreements is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

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

Thomas P. Benson, our Chief Financial Officer, also serves as a director and Chief Financial Officer of FXRE.

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

For the nine months ended September 30, 2008, CKX has billed FXRE $1.3 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $0.5 million of the 2008 shared service costs to the Company on May 21, 2008 and $0.5 million on August 7, 2008. The $0.3 million outstanding at September 30, 2008 was paid to the Company on October 17, 2008. $1.0 million in accrued shared service costs charged to FXRE in 2007 were paid to the Company on April 22, 2008.

For the three and nine month periods ended September 30, 2007, CKX billed FXRE $0.2 million and $0.3 million, respectively, for professional services, primarily accounting and legal services. This expense for the CKX billing was eliminated in consolidation.

As referenced above under “FXRE Financial Condition,” FXRE’s ability to satisfy obligations as they come due, which may include making future payments under the shared services agreement, is dependent on FXRE successfully raising capital in the future. FXRE is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

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

The majority of our IDOLS related revenue is generated through agreements with our global television production and distribution partner, FremantleMedia, and our principal global record label partners Ronagold for seasons American Idol 1 through American Idol 4 and Simco for all seasons subsequent to American Idol 4. Ronagold and Simco are Sony BMG labels. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The seventh broadcast season aired 52.5 hours during 2008. In 2007 we aired 49 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony BMG/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least one more season of American Idol (2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of

45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony BMG.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and nine months ended September 30, 2008 and 2007.

Consolidated Operating Results Three Months Ended September 30, 2008

    Compared to Three Months Ended September 30, 2007

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	Variance
	(In thousands)

Revenue	$96,977	$99,069	$(2,092)
Operating expenses	74,269	78,872	(4,603)
Other income (expense)	5,631	(884)	6,515
Operating income	22,708	20,197	2,511
Income tax expense	12,152	4,256	7,896
Income from continuing operations	9,144	13,884	(4,740)
Net income	9,144	6,433	2,711

Operating income	$22,708	$20,197	$2,511
Depreciation and amortization	5,322	5,658	(336)
Non-cash compensation	917	335	582

OIBDAN	$28,947	$26,190	$2,757

Revenue decreased $2.1 million in 2008 due to declines at the Presley Business and Muhammad Ali Enterprises, which were partially offset by higher revenue at 19 Entertainment primarily due to an increase in broadcast hours for So You Think You Can Dance, partially offset by the timing of revenue from American Idol. Lower operating expenses of $4.6 million for the three months ended September 30, 2008 resulted from lower corporate expenses and merger and distribution-related costs and decreased expenses at the Presley Business. Other income in 2008 of $5.6 million is due to foreign exchange gains at 19 Entertainment resulting from a strengthening of the U.S. dollar compared to the U.K. pound; the prior period included other expense of $0.9 million of foreign exchange losses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Variance
	(In thousands)

Revenue	$5,242	$5,097	$145
Cost of sales	(1,406)	(438)	(968)
Selling, general and administrative expense, excluding non-cash compensation	(1,550)	(1,646)	96

OIBDAN	$2,286	$3,013	$(727)

OIBDAN	$2,286	$3,013	$(727)
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(9)	(6)	(3)

Operating income	$1,632	$2,362	$(730)

The increase in royalties and licensing revenue was due to the distribution of “Elvis: Viva Las Vegas” DVD documentary (“Elvis Viva DVD”) for $1.8 million offset by lower sales of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $1.0 million, lower royalties from the 2004 release of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” of $0.4 million and a slight net decrease in other royalties of $0.3 million. Royalties and licensing cost of sales increased $1.0 million due to cost of production of the Elvis Viva DVD. Royalties and licensing selling, general and administrative expenses decreased by $0.1 million primarily due to $0.5 million of lower advertising and marketing costs for the DVD box set, partially offset by higher costs related to the Elvis Viva DVD of $0.4 million and higher licensing costs.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Variance
	(In thousands)

Revenue	$12,554	$15,923	$(3,369)
Cost of sales	(2,019)	(3,650)	1,631
Selling, general and administrative expense, excluding non-cash compensation	(7,118)	(7,472)	354

OIBDAN	$3,417	$4,801	$(1,384)

OIBDAN	$3,417	$4,801	$(1,384)
Depreciation and amortization	(566)	(534)	(32)
Non-cash compensation	(21)	(22)	1

Operating income	$2,830	$4,245	$(1,415)

Tour and exhibit revenue of $4.7 million in the three months ended September 30, 2008 accounted for $0.5 million of the decrease in Graceland Operations revenue. This decrease resulted from a 16% decline in attendance to 175,159 in 2008 from 209,346 in 2007, partially offset by a 9% increase in per visitor spending. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. The attendance decline is due to the significant increase in visitors in the 2007 quarter for the commemoration of the 30th anniversary of Elvis Presley’s death and the impact of higher gas prices and weak economic conditions on discretionary consumer travel. Retail operations revenue of $4.8 million in the three months ended September 30, 2008 accounted for $1.4 million of the decrease in Graceland Operations revenue. The decline was the result of the lower attendance and lower per visitor spending on merchandise in comparison to 2007 which benefited from the 30th anniversary. Other revenue, primarily hotel room revenue, event revenue and ancillary real estate income of $3.0 million for the three months ended September 30, 2008, accounted for the remaining $1.5 million decrease in Graceland Operations revenue principally due to higher 2007 revenue related to 30th anniversary events, including the Elvis 30th anniversary concert.

Graceland Operations cost of sales decreased by $1.6 million in the three months ended September 30, 2008 compared to 2007 due to a decrease in cost of $0.9 million related to 2007 30th anniversary events and lower cost of sales related to reduced revenue and cost improvements. Graceland Operations selling, general and administrative expenses decreased $0.4 million in the three months ended September 30, 2008 due to a $0.2 million decrease in professional services, a decrease of $0.4 million of costs related to 2007 30th anniversary events and a $0.3 million decrease in salaries and other variable expenses due to lower attendance offset by a provision of $0.5 million for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$28,156	$(11,380)	$16,776
Other IDOLS television programs (including license fees and sponsorship)	4,544	(178)	4,366
So You Think You Can Dance and other television productions	32,201	(26,220)	5,981
Recorded music, management clients and other	11,820	(8,677)	3,143

	$76,721	$(46,455)	$30,266
Selling, general and administrative expenses, excluding non-cash compensation			(9,742)
Other income			5,631

OIBDAN			$26,155

OIBDAN			$26,155
Depreciation and amortization			(3,866)
Non-cash compensation			(683)

Operating income			$21,606

Three Months Ended September 30, 2007	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$33,015	$(10,369)	$22,646
Other IDOLS television programs (including license fees and sponsorship)	4,406	(228)	4,178
So You Think You Can Dance and other television productions	27,462	(22,472)	4,990
Recorded music, management clients and other	10,289	(5,903)	4,386

	$75,172	$(38,972)	$36,200
Selling, general and administrative expenses, excluding non-cash compensation			(10,981)
Other costs			(884)

OIBDAN			$24,335

OIBDAN			$24,335
Depreciation and amortization			(4,237)
Non-cash compensation			(66)

Operating income			$20,032

Revenue for 19 Entertainment was $76.7 million for the three months ended September 30, 2008, an increase of $1.5 million over the prior period. Operating expenses for 19 Entertainment, including amortization of intangible assets of $3.6 million, were $60.7 million, an increase of $6.5 million over the prior year. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

American Idol revenue declined $4.8 million due primarily to timing of tape sales and ancillary revenue; approximately $4.8 million of the variance represents revenue recorded in the first half of 2008 as compared to the third quarter of 2007. Touring revenue declined $1.7 million due to fewer dates. New sponsorship and licensing deals contributed $1.4 million in additional revenue. Other IDOLS revenue of $4.5 million increased slightly over the prior year period.

So You Think You Can Dance contributed $4.7 million to the increase in revenue reflecting 1.5 additional hours over the prior year period and increased sponsorship revenue. Other television programming, including the new series Little Britain USA on HBO, which was co-produced with MBST, contributed an incremental $3.0 million over the prior year, offsetting a non-recurring television project in 2007.

Music revenue declined $0.3 million due to the timing and sales of album releases by former American Idol contestants. Management revenue increased $1.8 million due to strong sponsorship and licensing revenues and the timing of new ventures.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased $6.4 million for the three months ended September 30, 2008 over the prior period. The increased costs are primarily due to the increase in broadcast hours for So You Think You Can Dance and higher development costs for new projects, including Little Britain America, partially offset by reduced music royalties and selling, general and administrative expenses.

Other income of $5.6 million reflects foreign exchange gains resulting from a strengthening of the U.S. dollar compared to the U.K. pound. Other expense of $0.9 million in the prior year period reflects currency exchange losses.

Ali Business

The Ali Business contributed $0.4 million and $1.3 million of revenue for the three months ended September 30, 2008 and 2007, respectively. The decrease in revenue is primarily due to a reduction in memorabilia signings by Mr. Ali in the third quarter of 2008 as well as fewer licensing deals in 2008 as compared to the prior period. Operating expenses for the same periods were $0.4 million and $0.9 million, respectively. OIBDAN declined to $(0.1) million from $0.5 million in the prior period.

Corporate and Other

MBST

MBST contributed $2.1 million and $1.5 million in revenue for the three months ended September 30, 2008 and 2007, respectively. The revenue increase over the prior period is due to MBST’s profit share from the HBO series Little Britain USA, which MBST co-produced with 19 Entertainment, which partially offset revenue declines due to the timing and number of other client projects. Operating expenses, including acquisition-related amortization expenses of $0.2 million in each period, were $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. OIBDAN was $0.8 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $3.6 million and $5.5 million for the three months ended September 30, 2008 and 2007, respectively. The decrease of $1.9 million reflects decreased employee, consulting and legal costs.

Merger and distribution-related costs incurred in three months ended September 30, 2008 and 2007 were $0.3 million and $1.5 million, respectively. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $1.3 million and $2.1 million in the three months ended September 30, 2008 and 2007, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 6.95% to 4.10%. The Company had interest income of $0.3 million and $0.5 million in the three months ended September 30, 2008 and 2007, respectively.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates, available tax credits and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended September 30, 2008, the Company recorded a provision for income taxes of $12.2 million. The provision is comprised of $13.3 million reflecting the general tax provision for the quarter offset by a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

For the three months ended September 30, 2007, the Company recorded a provision for income taxes of $4.3 million. The provision is comprised of $6.4 million reflecting the effective tax rate for the quarter, offset by a benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws, and a benefit of $1.2 million related to the filing of the 2006 federal tax return.

The increase in the 2008 effective tax rate relates primarily to a decrease in the net foreign tax credit CKX is able to take on its foreign source income.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended September 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through

September 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.

Open tax years related to federal filings are for the years ended December 31, 2005, 2006 and 2007. In October 2008 the Internal Revenue Service provided notice to the Company that it intends to begin an audit of the Company for the year ended December 31, 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX, Inc. did not exist prior to February 2005.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $0.3 million and $0.5 million of earnings in unconsolidated affiliates for the three months ended September 30, 2008 and 2007, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due to the timing of payments from certain marketing deals.

Minority Interest

Minority interest expense of $0.7 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Consolidated Operating Results for the Nine Months Ended September 30, 2008

Compared to the Nine Months Ended September 30, 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007	Variance
	(In thousands)

Revenue	$250,724	$220,998	$29,726
Operating expenses	182,724	178,712	4,012
Other income (expense)	5,790	(1,249)	7,039
Operating income	68,000	42,286	25,714
Income tax expense	32,032	18,170	13,862
Income from continuing operations	33,202	21,110	12,092
Net income	33,202	12,680	20,522

Operating income	$68,000	$42,286	$25,714
Depreciation and amortization	16,411	16,756	(345)
Non-cash compensation	2,041	989	1,052

OIBDAN	$86,452	$60,031	$26,421

Revenue growth of $29.7 million in 2008 was driven primarily by 19 Entertainment, which had higher television production and sponsorship revenue for American Idol, an increase in the broadcast hours from So You Think You Can Dance and increases in music and management revenue, which offset lower revenue for the Presley Business and the Ali Business. Higher operating expenses of $4.0 million for the nine months ended September 30, 2008 resulted from higher overall costs at 19 Entertainment to support revenue growth and new projects and the increased broadcast hours for So You Think You Can Dance, partially offset by decreased expenses at the Presley Business and lower corporate expenses and merger and distribution related costs. Other income in 2008 of $5.8 million is due to foreign exchange gains at 19 Entertainment resulting from a strengthening of the U.S. dollar compared to the U.K. pound; the prior year period included other expense of $1.2 million of currency exchange losses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Variance
	(In thousands)

Revenue	$13,370	$14,189	$(819)
Cost of sales	(1,718)	(1,302)	(416)
Selling, general and administrative expense, excluding non-cash compensation	(3,960)	(5,975)	2,015

OIBDAN	$7,692	$6,912	$780

OIBDAN	$7,692	$6,912	$780
Depreciation and amortization	(1,936)	(1,936)	—
Non-cash compensation	(28)	(22)	(6)

Operating income	$5,728	$4,954	$774

The decrease in royalties and licensing revenue was due to lower sales of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $2.6 million and lower royalties from the release of digitally enhanced videos and DVDs of “68 Special” and “Aloha from Hawaii” of $0.9 million partially offset by the distribution of Elvis Viva DVD documentary of $1.8 million and a net increase in other royalties of $0.9 million. Royalties and licensing cost of sales increased $0.4 million due to $1.1 million of production and manufacturing costs for the Elvis Viva DVD offset by lower cost of sales of the DVD box set of $0.7 million. Royalties and licensing selling, general and administrative expenses decreased by $2.0 million primarily due to lower advertising and marketing costs for the DVD box set, including upfront costs to produce an infomercial in the prior year.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2008 and 2007:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Variance
	(In thousands)

Revenue	$29,464	$32,916	$(3,452)
Cost of sales	(4,587)	(6,493)	1,906
Selling, general and administrative expense, excluding non-cash compensation	(19,029)	(20,149)	1,120

OIBDAN	$5,848	$6,274	$(426)

OIBDAN	$5,848	$6,274	$(426)
Depreciation and amortization	(1,681)	(1,552)	(129)
Non-cash compensation	(61)	(51)	(10)

Operating income	$4,106	$4,671	$(565)

Tour and exhibit revenue of $11.4 million in the nine months ended September 30, 2008 decreased $0.3 million compared to the prior year. This decrease resulted from a 12% decrease in attendance to 430,749 in 2008 from 487,713 in 2007, partially offset by a 10% increase in visitor spending. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. The attendance decline is due to significant increase in the number of visitors in 2007 for the commemoration of the 30th anniversary of Elvis Presley’s death and to the impact of higher gas prices and weak economic conditions on discretionary consumer travel in 2008. Retail operations revenue of $11.0 million in the nine months ended September 30, 2008 decreased $1.4 million compared to the prior year. $0.3 million of the decline was due to a change in mail order retail sales to a commission-based operation in the second quarter of 2007. The remaining $1.1 million decline was due to lower sales at Graceland retail stores due to the 12% decrease in attendance. Per-visitor spending was flat when compared with prior year, although historically an anniversary year such as 2007 has significantly higher per-visitor spending than non-anniversary years. Other revenue, primarily hotel room revenue, event revenue and ancillary real estate income, of $7.1 million for the nine months ended September 30, 2008 accounted for the remaining $1.6 million decrease in Graceland Operations revenue principally due to lower event revenue of $1.4 million related to the prior year events, including the Elvis 30th anniversary concert. The remainder was due to lower ancillary real estate revenue.

Graceland Operations cost of sales decreased by $1.9 million in the nine months ended September 30, 2008 compared to the prior year. The decrease was principally due to $0.9 million related to the prior year anniversary events, $0.3 million decline due to the change in mail order retail sales to a commission-based operation and $0.7 million due to lower Graceland retail sales. Graceland Operations selling, general and administrative expenses decreased $1.1 million in the nine months ended September 30, 2008 compared to prior year. The decrease was primarily due to a $0.7 million decrease in professional services and other costs related the development of the Elvis Presley Cirque du Soleil show in Las Vegas, $0.3 million of lower fulfillment and distribution costs for the mail order retail sales business, $0.2 million of lower costs related to prior year anniversary events and $0.4 million decrease in other variable expenses offset by a provision of $0.5 million for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the nine months ended September 30, 2008 and 2007:

Nine Months Ended September 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$94,029	$(21,304)	$72,725
Other IDOLS television programs (including license fees and sponsorship)	11,723	(423)	11,300
So You Think You Can Dance and other television productions	54,737	(46,969)	7,768
Recorded music, management clients and other	40,597	(24,320)	16,277

	$201,086	$(93,016)	$108,070
Selling, general and administrative expenses, excluding non-cash compensation			(28,334)
Other income			5,790

OIBDAN			$85,526

OIBDAN			$85,526
Depreciation and amortization			(12,059)
Non-cash compensation			(1,322)

Operating income			$72,145

Nine Months Ended September 30, 2007	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$80,388	$(19,959)	$60,429
Other IDOLS television programs (including license fees and sponsorship)	10,762	(374)	10,388
So You Think You Can Dance and other television productions	46,556	(38,630)	7,926
Recorded music, management clients and other	27,500	(11,685)	15,815

	$165,206	$(70,648)	$94,558
Selling, general and administrative expenses, excluding non-cash compensation			(30,751)
Other costs			(1,249)

OIBDAN			$62,558

OIBDAN			$62,558
Depreciation and amortization			(12,548)
Non-cash compensation			(185)

Operating income			$49,825

Revenue for 19 Entertainment was $201.1 million for the nine months ended September 30, 2008, an increase of $35.9 million over the prior period. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $11.1 million, were $134.7 million, an increase of $20.6 million over the prior period. 19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets.

American Idol 7 aired 52.5 series hours in the U.S. in the nine months ended September 30, 2008 while American Idol 6 aired 49 series hours in the U.S. in the comparable 2007 period. The additional hours of programming along with an increase in guaranteed license fees accounted for $12.8 million in additional revenue. New sponsorship and licensing deals contributed $7.3 million in additional revenue. U.S. television ratings for American Idol declined in 2008 reflecting an overall decline in network television viewing and an increase in the number of broadcast hours. Other IDOLS revenue increased $1.0 million due to increased format sales in foreign markets.

Revenue for So You Think You Can Dance increased due to 37 hours broadcast in the nine months ended September 30, 2008 as compared to 31.5 hours in the comparable 2007 period, and increased sponsorship revenue. Music revenues increased $5.8 million due to strong sales by former American Idol contestants and download revenue of performances from American Idol. Management revenue increased $7.4 million due to increased sponsorship revenues and management fees from the Spice Girls’ reunion tour.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $20.6 million in the nine months ended September 30, 2008 over the prior period. Cost of sales increased $22.4 million due to the additional hours for So You Think You Can Dance, other television development costs, including Little Britain USA, and higher music royalties to artists. Selling, general and administrative costs decreased $2.4 million due primarily to headcount reductions and costs directed to projects.

Other income of $5.8 million reflects foreign exchange gains resulting from a strengthening of the U.S. dollar compared to the U.K. pound. Other expense of $1.2 million in the prior year period reflects foreign exchange losses.

Ali Business

The Ali Business contributed $2.8 million and $4.6 million of revenue for the nine months ended September 30, 2008 and 2007, respectively. The Ali Business signed fewer significant new licensing deals in 2008 compared to the prior period. The decrease in revenue is also due to a reduction in memorabilia signings by Mr. Ali in 2008. Operating expenses for the same periods were $2.3 million and $2.8 million, respectively. OIBDAN declined to $0.6 million from $1.9 million in the prior period.

Corporate and Other

MBST

MBST contributed $4.0 million in revenue for the nine months ended September 30, 2008 and 2007. 2008 reflects revenue of $0.8 million from the HBO series Little Britain USA, which MBST co-produced with 19 Entertainment, which offset revenue declines due to the timing and number of other client projects. Operating expenses, including acquisition-related amortization expenses of $0.6 million in each period, were $4.6 million for the nine months ended September 30, 2008 and 2007. OIBDAN was $0.1 million for the nine months ended September 30, 2008 and 2007.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $11.9 million and $14.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $2.2 million reflects reduced employee, travel, consulting, audit costs and shared service costs charged to FXRE, partially offset by an increase in legal expenses resulting primarily from the settlement of a certain immaterial litigation matter.

Merger and distribution-related costs incurred of $2.0 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively, primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $4.4 million and $3.4 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense in 2008 reflects the drawdown from the revolving credit facility of $100 million to fund the investment in FXLR on June 1, 2007, partially offset by a reduction in the average borrowing rate from 7.01% to 4.60%. The Company had interest income of $1.4 million and $1.1 million in the nine months ended September 30, 2008 and 2007, respectively; interest income in 2008 includes $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates, available tax credits and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2008, the Company recorded a provision for income taxes of $32.0 million, reflecting the Company’s estimated 2008 effective tax rate of 50.0% and a one time adjustment in the second quarter of $0.6 million to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability, as well as a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

For the nine months ended September 30, 2007, the Company recorded a provision for income taxes of $18.2 million. The provision is comprised of $19.1 million, reflecting the Company’s estimated 2007 effective tax rate of 47.8%, $1.5 million expense in the first quarter related to a change in the expected historical UK income tax filing position, a second quarter benefit of $0.3 million related to a change in the deferred taxes effective tax rate, due to a change in New York State Tax law, a third quarter benefit of $0.9 million related to a change in the deferred taxes effective tax rate, due to changes in the United Kingdom and Michigan tax laws, and a third quarter benefit of $1.2 million related to the filing of the 2006 federal tax return.

The increase in the 2008 effective tax rate relates primarily to a decrease in the net foreign tax credit CKX is able to take on its foreign source income.

A portion of the Company’s long-term deferred tax asset reversed during the three months ended September 30, 2008. As this was related to the purchase of 19 Entertainment Group, there was a decrease in the valuation allowance, offset by a decrease in goodwill, of $0.3 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2008, the Company had approximately $0.4 million accrued for the payment of tax-related interest and penalties. This amount has not significantly changed since December 31, 2007.

Open tax years related to federal filings are for the years ended December 31, 2005, 2006 and 2007. In October 2008 the Internal Revenue Service provided notice to the Company that it intends to begin an audit of the Company for the year ended December 31, 2006. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination. New York State is auditing the tax years ended June 30, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State has also initiated an audit of CKX Inc.’s sales tax for the period March 1, 2002 through February 29, 2008. It should be noted that CKX, Inc. did not exist prior to February 2005.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2005. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $2.0 million of earnings in unconsolidated affiliates for the nine months ended September 30, 2008 primarily reflecting the Company’s investment in Beckham Brands Limited. The Company recorded $1.1 million of earnings in unconsolidated affiliates for the nine months ended September 30, 2007. The increase is principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

Minority Interest

Minority interest expense of $1.8 million for the nine months ended September 30, 2008 and 2007 reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

2008 Financial Outlook

Management believes that attendance at Graceland for the remainder of 2008 will be significantly lower than the levels achieved in 2007 primarily due to the ongoing impact of higher gas prices and the weak economy on discretionary travel.

Management expects that 19 Entertainment’s revenue and OIBDAN for the fourth quarter of 2008 will be lower than the results achieved for the comparable periods in 2007 due to the timing of album releases by former American Idol contestants, several one-time projects in 2007 that will not be repeated and higher development spending on new projects currently under development.

Liquidity and Capital Resources

Revolving Credit Facility — The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million from its initial $125.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of the Company’s equity interest in FXRE. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in September 2008 due to the bankruptcy of Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of September 30, 2008, the Company had drawn down $100.0 million on the Credit Facility, with the proceeds used for the investment in FXRE. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points. Eurodollar loans under the Credit Facility bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus 150 basis points. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement as of September 30, 2008 was 3.99%. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum debt to EBITDA ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

The Company was in compliance with all financial loan covenants as of September 30, 2008.

Cash Flow for the nine months ended September 30, 2008 and 2007

Operating Activities

Net cash provided by operating activities was $61.0 million for the nine months ended September 30, 2008, reflecting net income of $33.2 million, which includes depreciation and amortization expenses of $16.4 million and the impact of seasonal changes in working capital levels. The increase in cash flow from operations of $27.3 million in 2008 from the prior year period is due primarily to the increase in net income of $20.5 million and an increase in working capital.

Net cash provided by operating activities was $33.7 million for the nine months ended September 30, 2007, reflecting net income of $12.7 million, which includes depreciation and amortization expenses of $16.8 million, discontinued operations of $8.4 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2008, reflecting capital expenditures related primarily to the purchase of additional land adjacent to Graceland.

Net cash used in investing activities was $119.5 million for the nine months ended September 30, 2007 primarily reflecting the amount, including transaction costs, paid for the investment in FXRE of $102.3 million, the loan to FXRE of $6.0 million and capital expenditures of $9.4 million related primarily to the purchase of additional land adjacent to Graceland.

Financing Activities

Cash used in financing activities was $3.2 million for the nine months ended September 30, 2008. The Company made distributions of $1.3 million to minority interest shareholders, principal payments on notes payable of $0.6 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At September 30, 2008, the Company had $102.5 million of debt outstanding and $99.8 million in cash and cash equivalents.

We believe that our current cash on hand together with the $41.7 million available under the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the minority shareholder in the each of the Presley Business and Ali Business and capital expenditures.

Capital Expenditures

We presently anticipate that our total capital expenditures for 2008, including land purchases and related costs in the vicinity around Graceland, will total approximately $7.0 million. We purchased two parcels of land for $2.4 million in the nine months ended September 30, 2008. We estimate that we will incur expenditures for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM of approximately $3.6 million in 2008; we incurred $2.6 million in the nine months ended September 30, 2008. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.

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

In addition to our scheduled maturities of debt, obligations to redeem preferred stock and obligations to the seller of the Presley Business, to certain sellers of 19 Entertainment and to the sellers of MBST and the Ali Business, we have future cash obligations under various types of contracts. We lease office space and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These employment agreements typically contain provisions that allow us to terminate the contract with good cause

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley show is expected to open with the CityCenter hotel/casino in December 2009. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company expects to incur expenses of approximately $5.0 million in connection with the show in 2008; $2.6 million was incurred in the nine months ended September 30, 2008.

Annual Impairment Review

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter

Inflation

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

Critical Accounting Policies

During the nine months ended September 30, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any of its assets and liabilities which were covered by SFAS 159 at fair value.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption and has concluded that the statement will not have a significant impact on the Company’s financial statements.

Off Balance Sheet Arrangements

As of September 30, 2008, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $102.5 million of total debt outstanding at September 30, 2008, of which $100 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the nine months ended September 30, 2008 would have decreased by approximately $0.4 million.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the nine months ended September 30, 2008 would have decreased by approximately $2.3 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of September 30, 2008, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the first nine months of 2008 that have materially affected CKX’s internal controls over financial reporting.

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

In light of the termination of the merger transaction (see note 1, Merger Agreement), the settlement will not be concluded and it is anticipated that the lawsuit will be dismissed without prejudice.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2007 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

The following is an update to “Item 1A. Risk Factors” set forth in the Form 10-K.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued, and potentially increased, volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues, including from sponsorship sales, licensing, Graceland and tour attendance and music sales. We currently cannot predict the extent to which our revenues may be impacted.

In addition, our ability to make acquisitions depends, in part, on the availability of equity and debt financing. Recently, the credit markets and the general economy have been experiencing a period of large-scale turmoil and upheaval. As a result, equity and debt financing from the capital markets is not currently available on acceptable terms and may not be available for some time. This may limit our ability to pursue an acquisition-based strategy.

The company maintains operating bank accounts at a number of financial institutions in the United States and United Kingdom. A significant amount of the Company’s cash balances in the United States are in excess of the government’s Federal Deposit Insurance Corporation (FDIC) insurance limits. The FDIC insures deposits in most banks and savings associations located in the United States. The FDIC protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails. The balances held in the United Kingdom are not insured or guaranteed by the FDIC or any other governmental agency. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).

32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, Inc.

BY:	/s/ Robert F.X. Sillerman

Name:	Robert F.X. Sillerman
Chief Executive Officer and
Chairman of the Board

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer

DATE: November 10, 2008

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.