Form 10-K
period 2008-12-31
CKX, Inc.
filed 2009-03-10
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 000-17436

CKX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-0118168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2008, was $481,915,175.

As of March 3, 2009 there were 94,140,014 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 9, 10, 11, 12 and 14.

CKX, Inc.
Annual Report on Form 10-K
December 31, 2008

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

19 Entertainment

Overview

Through our subsidiary, 19 Entertainment Limited, we own proprietary rights to the IDOLS television brand, including the American Idol series in the United States and local adaptations of the IDOLS television format which, collectively with American Idol, air in over 100 countries around the world. 19 Entertainment’s strategy is to create and retain an ownership interest in entertainment content and to seek to enhance the value of its content through the control of multiple complementary revenue streams including, for example, television, music, sponsorship and merchandising, touring and artist management. 19 Entertainment has a long-term employment agreement with Simon Fuller, its founder and the creative force behind its most successful projects. In addition to overseeing the operations of 19 Entertainment and its subsidiaries, Mr. Fuller is a member of our Board of Directors and plays a key role in planning and implementing our overall creative direction.

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

FremantleMedia Limited (together with its affiliate, FremantleMedia North America, Inc., “FremantleMedia”), the content business production arm of the RTL Group, Europe’s largest television and radio broadcast company, is 19 Entertainment’s global television production and distribution partner for IDOLS programming and Sony Music is 19 Entertainment’s record label partner with respect to IDOLS artists in most major territories around the world.

Though 19 Entertainment is a party to a variety of commercial relationships with its television and record label production and distribution partners to produce, broadcast, distribute and finance shows based on the IDOLS brand, 19 Entertainment retains a substantial interest in all aspects of such shows and their multiple revenue streams through its wholly owned operating subsidiaries both in the United States and the United Kingdom. 19 Entertainment’s principal operational and ownership interests are structured such that 19 Entertainment:

•	owns two-thirds of the IDOLS brand and co-produces the show in the United States with its partner, FremantleMedia, which owns the other one-third of the IDOLS brand.

•	receives certain fees and revenues relating to the sublicensing of the brand and production and marketing of the shows based on the IDOLS brand around the world, including licensing and producer fees.

•	shares a percentage of the revenues FremantleMedia derives from on-air and off-air sponsorships and sales of IDOLS branded merchandise.

•	has the exclusive right to sign recording contracts with the finalists from the American Idol series in the United States.

•	has the exclusive right to manage the finalists.

•	has the exclusive right to produce IDOLS tours.

•	has the exclusive licensing and merchandising rights for the IDOLS tours in the United States.

19 Entertainment/FremantleMedia Agreement

19 Entertainment has entered into a worldwide partnership arrangement with FremantleMedia for the production and distribution of the IDOLS brand. The arrangement gives FremantleMedia the exclusive right to produce (or sublicense production) and distribute IDOLS programs and series throughout the world except in the United States, where 19 Entertainment co-produces the American Idol series. In the United States, the American Idol series airs on the Fox Broadcasting Network under an agreement between 19 Entertainment, FremantleMedia and Fox, as more fully described below under “American Idol - Fox Agreement.”

Under the terms of the 19 Entertainment/FremantleMedia agreement, the IDOLS brand, together with all domain names and trademarks relating thereto are owned jointly by the parties, two-thirds by 19 Entertainment and one-third by FremantleMedia. In addition to its joint ownership of the IDOLS brand, 19 Entertainment has the right to receive certain fees and revenues relating to the sublicensing of the IDOLS brand and the production of television shows based on the IDOLS brand and format around the world. Specifically, 19 Entertainment receives:

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

Television

The typical model for a 19 Entertainment television project thus far, as demonstrated by the roll out of the IDOLS brand, has been the development of a compelling television show that is capable of being broadcast and/or replicated on a global basis. Through the initial programming, 19 Entertainment is able to generate a significant fan base and, ultimately, build substantial ancillary revenue streams.

American Idol - Fox Agreement

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 amendment, Fox guaranteed production of four additional seasons of American Idol through and including American Idol 8 which began airing in January 2009, with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Based on the early ratings for the current season, we expect that the automatic renewal for 2010 will be triggered.

Fox pays FremantleMedia a flat, non-auditable license fee per episodic hour, as well as a premium license fee for each hour in excess of the initial season order. These fees are used by FremantleMedia to fund American Idol series production costs, excluding the fees of the judges and host and certain other costs, which are paid directly by Fox, over and above the license fees. FremantleMedia retains the balance of the Fox license fees minus production costs, and pays 50% of the balance directly to 19 Entertainment. Under the terms of the 2005 amendment, beginning with American Idol 5 (which aired in 2006), Fox pays an additional license fee directly to 19 Entertainment and FremantleMedia.

In addition to license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in the 18-49 age demographic. 19 Entertainment and FremantleMedia each receive 50% of the ratings/rankings bonus, with 19 Entertainment receiving its share directly from Fox. 19 Entertainment also receives an executive producer fee and a format fee per episodic hour.

So You Think You Can Dance

19 Entertainment created and co-produces the television show So You Think You Can Dance, a talent competition for amateur dancers in a wide range of dance styles, that allows the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The winner is voted “America’s Favorite Dancer” and receives a cash prize. The show was initially broadcast in the United States on the Fox Broadcasting Network in the summer of 2005 and aired its fourth season in the summer of 2008. The show has been renewed for a fifth season in 2009. The show has aired in the summer after the American Idol finale.

19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and all of the operating expenses, including all of the production costs. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast So You Think You Can Dance. Fox pays 19 Entertainment a variable, non-auditable license fee per episodic hour. These fees fund the production costs of the show. 19 Entertainment retains the balance of the Fox license fees minus production costs. 19 Entertainment also receives an executive producer fee per episode and generates revenue from sales of the U.S. show and sales of the format to 18 foreign countries. 19 Entertainment pays a contractual profit share to our production partners, Dick Clark Productions and Nigel Lythgoe, with Fox also sharing in the profit on foreign sales.

Other Television Shows

In addition to television shows based on the IDOLS format and So You Think You Can Dance, 19 Entertainment, in the ordinary course of its business, continually develops new concepts for television projects and currently has several new television projects in various stages of development in both the United States and the United Kingdom. For example, 19 Entertainment created and produced The Next Great American Band, which aired on Fox in the fall of 2007 and Superstars of Dance which aired on NBC in the winter of 2009. 19 Entertainment also co-produces, together with MBST, Little Britain USA, a comedy series that aired on HBO during the fall of 2008 and is expected to air a second season in 2009.

In February 2009, 19 Entertainment entered into a non-exclusive co-development and production agreement with ITV Studios Limited in the United Kingdom for the development of 6 television projects and the subsequent co-production and distribution of programs co-developed by the parties.

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

Artist	Idol Season
Kelly Clarkson	American Idol 1 - Winner
Ruben Studdard	American Idol 2 - Winner
Clay Aiken	American Idol 2 - Runner-Up
Fantasia Barrino	American Idol 3 - Winner
Carrie Underwood	American Idol 4 - Winner
Chris Daughtry	American Idol 5 - Finalist
Kellie Pickler	American Idol 5 - Finalist
Jordin Sparks.	American Idol 6 - Winner
David Cook	American Idol 7 - Winner
David Archuleta	American Idol 7 - Runner-Up
Will Young	Pop Idol 1 - Winner

The American Idol and Pop Idol winners and finalists to date collectively have sold more than 55 million albums in the United States and United Kingdom alone.

Sony Music Entertainment is 19 Entertainment’s partner with respect to IDOLS-based recorded music in most major territories around the world. Ronagold Limited, a subsidiary of Sony Music, is entitled to select the record company (which must be a Sony Music record company) in territories outside the United States and the United Kingdom which will sign the contestant-artists. In the United States and the United Kingdom, 19 Entertainment enters into recording agreements with the finalists and then grants an optional exclusive license to a Sony Music affiliate to select a Sony Music record company to handle the marketing, manufacturing and distribution of the records throughout the world. For the first four series of American Idol in the United States, RCA was the designated Sony Music affiliate. 19 Entertainment’s agreement with Ronagold with respect to American Idol in the United States expired following American Idol 4, which completed its run in May 2005.

In November 2005, 19 Entertainment entered into a new agreement with Sony Music, extending its rights to serve as the recording partner with respect to American Idol artists and designating Simco Limited, a wholly-owned subsidiary of Sony Music, as the new record partner for seasons subsequent to American Idol 4. In the United States, Simco was granted five successive options to acquire the rights to participate as 19 Entertainment’s record partner, after which it can require 19 Entertainment to select a designated Sony Music record label in the United States to act as licensee. Each option during the five year period is contingent upon Simon Cowell acting as on-air judge for the subject season. The new agreement with Sony Music and Simco lasts through American Idol 9.

In the United States and the United Kingdom, the Sony Music record company that licenses the winning artist and/or any of the finalists pays to 19 Entertainment a recoupable advance, out of which 19 Entertainment funds an advance to the finalists/artists. Outside the United States and the United Kingdom, the designated Sony Music record company licenses the winning artist and/or any of the finalists directly and pays to them advances and royalties commensurate with the terms of Sony Music’s usual exclusive recording agreements for artists with one Platinum selling album prior to signature in the relevant country.

In further consideration for 19 Entertainment designating Sony Music as the continuing record label for American Idol artists, Fox agreed to pay to 19 Entertainment a non-recoupable annual fee for each of the fifth through ninth seasons of American Idol.

In 2008, for American Idol 7, 19 Entertainment partnered with Fox, FremantleMedia and Apple to offer all of the American Idol contestant performances in audio and video exclusively in the iTunes Store. Music performances starting with the top 24 semifinalists through the season’s final performance were available to be downloaded the day after the show aired. iTunes also became a sponsor on the show. This partnership will continue in 2009 for American Idol 8.

Internet and Telephony

19 Entertainment, together with FremantleMedia and Fox, is working to extend the reach of the American Idol brand across additional media platforms and distribution channels, starting with the development of an expanded presence on the Internet. Under the terms of the 2005 Fox amendment, Fox agreed, at its own expense, to build and host www.americanidol.com, which serves as the show’s official website. 19 Entertainment, FremantleMedia and Fox agreed to work together to develop content for the website. Fox pays 19 Entertainment/FremantleMedia two-thirds of net Internet revenue generated by Fox above certain thresholds on the primary site for each season through American Idol 10. In addition to developing content with Fox for the primary site, 19 Entertainment and FremantleMedia retain their right to offer premium services on the website and retain 100% of the income generated from such premium services.

Additionally, 19 Entertainment and FremantleMedia have granted to Fox certain wireless telephony rights, including show-related or inspired ringtones, realtones and video footage. Fox will pay 19 Entertainment/FremantleMedia 50% of telephony revenues generated by Fox above certain thresholds for each season through American Idol 10. In addition to plans to offer show-related music and video content for use on telephones and other mobile devices.

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

19 Entertainment seeks to leverage its experience in building brands and generating sponsorship opportunities as it develops marketing relationships with new partners in diverse areas of media and entertainment. For example:

•	In 2008, 19 Entertainment formed a joint venture with Tim Lovejoy, a well known UK sports personality, for the development and launch of Channel Bee, an online television and content service featuring a mix of long and short-form video content produced exclusively for channelbee.com.

•	In early 2009, 19 Entertainment announced that it was working with the creators of the “Now, That’s What I Call Music” music compilation series on a television project designed as a hits driven musical show that is also intended to serve as a development platform for new artists.

•	In July 2006, 19 Entertainment formed and obtained a 50% interest in 1966 Entertainment Limited, a sports-based talent management company which has an agreement to manage the commercial interest for Team England Football and its players, including full representation of the squad, and the management of the players’ program and relationship with the Football Association and its commercial partners.

•	In September 2006, the company announced the formation of 19 RM Limited, a joint venture with internationally renowned designer Roland Mouret. Mr. Mouret has an employment agreement with 19 RM Limited with an initial term of five years. All designs created by Mr. Mouret during this five year period will be exclusively owned, marketed and sold by 19 RM Limited.

Touring

With the success of the IDOLS brand, touring has become a significant source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for American Idol branded tours produced by 19 Entertainment. In the summer of 2008, the American Idol tour, featuring the finalists from the show’s seventh season, played 53 dates in cities and venues across the United States and Canada.

In 2006, 19 Entertainment launched the So You Think You Can Dance tour featuring contestants from the show’s then just completed second season. The 2008 tour played 41 dates in cities and venues across the United States and Canada.

Disney Attraction and Agreements

In 2008, 19 Entertainment, together with FremantleMedia, entered into an agreement with Walt Disney Parks and Resorts for the creation of an “American Idol” attraction to be located at Disney’s Hollywood Studio theme park in Orlando, Florida. Guests at the attraction will have the opportunity to perform before a live audience, compete for a chance to appear in a theme park show based on American Idol and participate as part of the judges panel as other guests perform. The attraction opened in February 2009. The agreement with Disney expires in February 2014. Disney has the right to extend the term for up to ten additional years. Under the agreement with Disney, 19 Entertainment and FremantleMedia will receive an annual license fee, a clip fee, a percentage of sponsorships sold by Disney for the attraction and a percentage of American Idol merchandise sold by Disney.

19 Entertainment has also entered into a talent agreement with Disney pursuant to which 19 Entertainment will receive an annual performance fee in exchange for making certain American Idol contestants available for limited promotional work, personal appearances and a performance for a Disney-owned property.

Artist Management

19 Entertainment continues to represent its historical roster of clients, including David and Victoria Beckham (see below under “Beckham Relationship”), Annie Lennox and Cathy Dennis. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada.

In December 2008, 19 Entertainment entered into a representation deal with Andy Murray, the No. 4-ranked tennis player on the ATP World Tour, and his brother Jamie Murray, the top ranked doubles player in the United Kingdom. 19 Entertainment, together with Creative Artists Agency (CAA), will represent the Murray brothers in all of their on-court and off-court activities beginning March 2009.

Beckham Relationship

19 Entertainment has developed a number of relationships in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. For example, 19 Entertainment manages Victoria Beckham, a fashion and lifestyle personality as well as David Beckham, a globally recognized soccer player who commenced playing for the Los Angeles Galaxy of United States-based Major League Soccer in July 2007 and is currently playing on loan to AC Milan in the Italian Serie A league. 19 Entertainment represents Mr. Beckham in all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills (that do not, with certain exceptions, include the name “Beckham”) exclusively through a joint venture vehicle, Beckham Brand Limited (“BBL”), which is owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment. The exclusive arrangement between the Beckhams and BBL runs through the end of 2011.

BBL, together with the Anschutz Entertainment Group, has developed, owns and operates The David Beckham Academy in London. The soccer academy features multiple soccer fields, classrooms, training rooms and other facilities and provides a fun and interactive experience for children, both boys and girls, of all skill levels. BBL and Anschutz operate a sister academy hosted at the Home Depot Center in Los Angeles.

In 2008, Victoria and David, through BBL, launched their “his and hers” perfumes “Intimately Beckham” under their agreement with Coty Inc., the world’s largest fragrance house. In 2008, Victoria successfully launched her dress collection, a new denim collection under her DVB Style brand and a DVB line of eyewear.

Spice Girls

19 Entertainment played a pivotal role in the decision by the Spice Girls to reunite and undertake a worldwide tour in 2008. Under 19 Entertainment’s management, the Spice Girls recorded two new tracks for their greatest hits album and sold out venues across the United States, Canada, Europe and the United Kingdom.

Seasonality

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment has generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the timing of the American Idol tour.

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

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenues from diverse platforms and distribution channels. Elvis is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. Over the past five years, more than fifteen million Elvis albums have been sold worldwide and more than 536,000 people visited Graceland in 2008.

While, to date, the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. For example, we have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of Elvis Presley-themed projects, featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. In addition, together with Cirque du Soleil, we have reached an agreement with MGM MIRAGE to create, produce and present a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. This show, which is expected to open in January 2010, will be presented at the CityCenter hotel/casino, currently being constructed and nearing completion on the strip in Las Vegas, Nevada.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. Cherry Lane Music Publishing Company administers our company’s share of these compositions, along with the shares of our co-publishers under an administration agreement. More than 60% of our publishing income from these compositions for 2008 originated outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

We also own rights to receive royalties from sales of certain Elvis records. Under Elvis’ recording contract with RCA (now part of Sony Music), he was entitled to receive an artist’s royalty on record sales. In March 1973, Elvis sold his ongoing record royalty rights on everything he had recorded up to that time for a lump sum payment from RCA. We continue to receive royalties on sales of records Elvis recorded after March 1973 and a marketing royalty in exchange for the right to use Elvis’ name, image and likeness in connection with the sale and marketing of certain newly released compilation records that include music Elvis recorded before March 1973.

Sony Music (as RCA’s successor) generally does not have the right to license master recordings featuring Elvis’ musical performances for any commercial use other than the sale of records. We negotiate, together with Sony Music, when requests are received for the use of these masters in a commercial setting. In addition, we retain the right to approve remixes and edits of any of the master recordings. For example, we are participating in the artist royalty payments for the Elvis Presley Christmas Duets album (released in fall 2008) in exchange for approving certain edits to the master recordings used on that album.

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

Television/Video

We own the rights to two of Elvis’ television specials: “’68 Special” (1968) and “Aloha From Hawaii” (1973) and, as a result of this ownership, we have the right to negotiate for revenue associated with the use of footage from these specials in other media and formats. We own the rights to “Elvis by the Presleys” (2005), a two-hour documentary and four-hour DVD based on and including rare archival footage, home movies and photos, and interviews with Elvis, his friends and relatives, including Lisa Marie Presley and Priscilla Presley. We also own the rights to “Elvis: Viva Las Vegas” (2007), a two-hour television special examining Elvis’ influence on Las Vegas, incorporating rarely seen footage of Elvis performing in Las Vegas, revealing interviews with those closest to him, and special performances from some of today’s top recording stars singing Elvis’ Las Vegas classics.

Motion Pictures

Elvis starred in 31 feature films as an actor and two theatrically released concert documentary films. Elvis had, and we are entitled to receive, participation royalties in 24 of these films. We have the right to receive royalties, but do not own the films themselves or control the content or distribution of such films.

In addition, we have the rights to and negotiate for revenue associated with the use of Elvis’ images as extracted from these films and embodied in other media and formats.

Licensing

In addition to our own merchandising efforts, our licensing division is charged with the responsibility of protecting and preserving the integrity of Elvis Presley’s image, Graceland and other related properties. We seek to accomplish this through the pursuit of appropriate commercial opportunities that advance and complement our financial strategies while maintaining the desired branding and positioning for “Elvis” and our other properties. We currently have over 200 licensing arrangements. Examples of our licensed products and services (and the corresponding licensees) include: greeting cards (American Greetings Corporation); slot machines (IGT); satellite radio (Sirius Satellite Radio, Inc.); limited edition wines (Signature Wines); collectible figures (McFarlane Toys); calendars and stationary (Mead Corporation); and Elvis collectible magazines (Deagostini UK Limited).

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 564,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, which owns a 15% interest in the Presley Business, under which 86 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.

In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis” and “Elvis After Dark” museums, which feature changing exhibits of Elvis Presley memorabilia, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland offering Elvis Presley-themed merchandise and produce exclusive licensed merchandise for visitors to Graceland.

Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley Business. We also own and operate the Graceland RV Park and Campground, an 18.9 acre site located directly across from the mansion, which we acquired in 2006 in connection with our plans to expand the Graceland experience.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we operate Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. The hotel had an average occupancy rate of approximately 78% during the year ended December 31, 2008.

Graceland Expansion

We have held meetings with government officials in Memphis, Tennessee regarding preliminary plans to redevelop and expand the Graceland attraction as the centerpiece of the Whitehaven section of Memphis. The master redevelopment plan is expected to incorporate up to approximately 104 acres surrounding and contiguous to the Graceland mansion property that we own and/or control and is expected to include a new visitor center, exhibition space, retail, hotel, convention facilities, public open space and parking. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and will require a substantial financial investment by the Company. In furtherance of these expansion plans, in 2007 and 2008 we acquired an aggregate of 31.1 acres of additional land in the area immediately surrounding Graceland.

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

Partnership with Cirque du Soleil

Global Projects

We have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of “Elvis Presley Projects,” featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. The projects may include:

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

Las Vegas Show

We, together with Cirque du Soleil, have entered into an agreement with MGM MIRAGE to create a permanent Elvis Presley show at the CityCenter hotel/casino, which is currently under construction and nearing completion in Las Vegas. The show is expected to open in January 2010. The show will consist of a creative combination of live musicians and singers, projections, dance and the latest in multimedia sound and lighting technology intended to offer an emotional bond with the audience.

Elvis Presley Enterprises and Cirque du Soleil have formed two joint venture entities, Cirque EPE Partnership and Cirque EPE Las Vegas, LLC, for the purpose of developing the show. Under the terms of the joint venture agreements, the EPE and Cirque joint venture entities will share the costs and expenses associated with developing and producing the Elvis show. In addition, CKX and its affiliates will provide certain corporate services and license Elvis Presley related intellectual property, and Cirque du Soleil and its affiliates will provide creative input, conceptual guidance and related development experience, to the joint venture, in each case in return for agreed upon royalties and other consideration.

Under the terms of the agreement between the Cirque EPE Partnership and MGM, MGM has agreed to fund the development of the theater at the CityCenter hotel/casino in return for a portion of the ticket sales, show merchandise and other revenues related to the Elvis show. The portion of ticket sales, show merchandise and other revenues not allocated to MGM will be shared by the CKX and Cirque du Soleil joint venture entities and their respective affiliates.

CKX expects its portion of the investment to be approximately $24 million. CKX has incurred expenditures of $3.1 million to date and expects to fund the remaining $20.9 million in 2009 and early 2010.

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

We operate the official Muhammad Ali website at www.ali.com. The website includes a detailed history of Muhammad Ali, including biographical information, information about Muhammad Ali’s awards and achievements, and information about Muhammad Ali’s boxing career. The website also offers exclusive access to our official online store selling authentic autographed and licensed products.

MBST

We own Morra, Brezner, Steinberg & Tenenbaum Entertainment, Inc. (“MBST”), a leading manager of comedic talent and producer of motion pictures and television programming, and entered into long-term employment agreements with the principals of MBST, Larry Brezner, David Steinberg and Steve Tenenbaum, who continue to oversee the day-to-day operations of MBST.

MBST is a full service management company with a roster of more than 30 clients, representing an array of Oscar®, Tony®, Emmy® and Grammy® winning artists including Robin Williams, Billy Crystal and Woody Allen for more than 25 years each, comedian Jim Norton and Emmy award winning director Bob Weide, each for more than 3 years. MBST also has had an advisory relationship with Alain Boublil, the author of the Tony® award winning Les Miserables, for more than 15 years. In addition to its management activities, MBST or its senior executives have been responsible for the production of numerous motion pictures and television productions over the years, including Arthur, Good Morning Vietnam, The Vanishing, The Greatest Game Ever Played, Match Point and Vicky Cristina Barcelona. Vicky Christina Barcelona won the 2009 Golden Globe award for best motion picture — musical or comedy.

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

MBST, together with 19 Entertainment, co-produces Little Britain USA, a comedy series that aired on HBO in the fall of 2008 and is expected to air a second season in 2009.

Terminated License Agreements with FXRE

In June 2007, Elvis Presley Enterprises, Inc. (EPE) entered into a worldwide license agreement with FX Real Estate and Entertainment Inc. (FXRE) granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Ali Business also entered into a worldwide license agreement with FXRE, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property. In addition FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million, which amount was paid in April 2008. The guaranteed annual minimum royalty payments in the aggregate amount of $10.0 million for 2008 were due January 30, 2009.

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for six months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

Notwithstanding the termination of the license agreements, the Company continues to believe that the development of real estate-based projects and attractions utilizing the Elvis Presley and Muhammad Ali intellectual property represents a significant growth opportunity. The Company intends to continue to pursue such opportunities whether on its own or together with third parties.

Terminated Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. 19X notified the Company that, as permitted under the Merger Agreement, it elected to pay $37.0 million of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed-to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash. 19X paid the termination fee on November 21, 2008. The Company recognized a gain of $8.1 million consisting of the $0.5 million fee received in cash plus $7.6 million, which was the value of the 3,339,350 shares based on the average trading price of the Company’s stock on NASDAQ ($2.29) on the date the shares were delivered (November 21, 2008).

International Operations

Approximately $48.2 million, or 17%, of our revenue for the year ended December 31, 2008 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The operating results of MBST are reported as part of Corporate and Other for segment purposes. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE, which were previously reflected in equity of earnings of affiliates from the date of the Company’s investment (June 1, 2007) through July 5, 2007 and included in FXRE’s consolidated results after FXRE’s purchase of the remaining 50% interest in the Metroflag Entities on July 6, 2007 through September 26, 2007, are reflected as part of discontinued operations, (see note 3 within the consolidated financial statements). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 13 in the accompanying consolidated financial statements for financial information about the Company’s segments.

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

Employees

As of December 31, 2008, the Company had a total of 442 full-time employees, 162 part-time employees and 25 seasonal employees. Management considers its relations with its employees to be good.

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

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues, including from sponsorship sales, licensing, Graceland and tour attendance and music sales. We currently cannot predict the extent to which our revenues may be impacted.

In addition, our ability to make acquisitions depends, in part, on the availability of equity and debt financing. Recently, the credit markets and the general economy have been experiencing a period of large-scale turmoil and upheaval. As a result, equity and debt financing from the capital markets is not currently available to us on acceptable terms and may not be available for some time. This may limit our ability to pursue an acquisition-based strategy.

As a result of the increased cost of borrowing resulting from the current global credit crisis, our existing credit facility, which does not come due until June 2011, bears interest at rates which are substantially below the market for newly issued senior debt. If we were to pursue any business activity which requires the consent of our lenders under the terms of the credit facility, it is possible that the lenders would seek as compensation for approving such activities an increase in our interest rate to an amount consistent with current market rates. Therefore, a decision by the Company to pursue any such activities could result in a significant increase in our cost of borrowing.

The company maintains operating bank accounts at a number of financial institutions in the United States and United Kingdom. A significant amount of the Company’s cash balances in the United States are in excess of the government’s Federal Deposit Insurance Corporation (FDIC) insurance limits. The FDIC insures deposits in most banks and savings associations located in the United States. The FDIC protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails. The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through December 31, 2009 for banks participating in the FDIC Temporary Liquidity Guarantee Program. The balances held in the United Kingdom are not insured or guaranteed by the FDIC or any other governmental agency. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits.

We are dependent upon a limited number of properties which may, over time, decline in popularity.

We rely heavily upon the continued appeal of the IDOLS brand, including the American Idol series in the United States and, to a lesser extent, its foreign adaptations. Our revenue and income derived from those television programs depend primarily upon the initial and continued acceptance of that programming by the public. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is broadcast, the promotion and scheduling of the programming, the strength, appeal and continuity of on-air talent and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive broadcasting or telecasting of the programming beyond viewers’ saturation thresholds. Any one or more of these factors could result in the IDOLS television series losing its popularity among viewers. Regardless of the reason, a decline in the number of television viewers who tune in to the American Idol series and its foreign adaptations could result in lower advertising revenue for the networks that broadcast television shows based on the IDOLS brand and hurt our ability to sell future IDOLS format shows. This, in turn, would have a material adverse effect on our business, operating results and financial condition.

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

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we depend heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia. Similarly, we depend on affiliates of Sony Music, to make and distribute recordings by IDOLS winners in the United States, the United Kingdom and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We advance funds to the winners, after they sign recording contracts, from the monies we receive from Sony Music. We also rely on Sony Music to distribute recordings featuring Elvis Presley. Any failure of FremantleMedia, Fox, Sony Music or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenues from the IDOLS platform. Revenue from Fox, FremantleMedia and Sony Music represented 25%, 5% and 7%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2008.

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

Our intellectual property, including the rights to the names, images and likenesses of Elvis Presley and Muhammad Ali, and the name, trademark and service mark “American Idol,” is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenue may be materially adversely affected.

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

As referenced elsewhere herein, the credit markets and the general economy are currently experiencing a period of large-scale turmoil and upheaval. As a result, debt financing from the capital markets is not currently available on acceptable terms and may not be available for some time

In addition to the foregoing, our access to third party sources of capital will depend, in part, on:

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

To the extent we maintain international operations and generate revenue in foreign currencies, and currency exchange rates become unfavorable, our results of operations may be adversely affected.

As we expand our international operations, more of our customers may pay us in foreign currencies. Currently, we maintain significant operations in the United Kingdom and receive payments from FremantleMedia with respect to our IDOLS agreement in U.S. dollars and U.K. pounds sterling. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of revenue we generate in foreign currencies could decrease when converted to U.S. dollars and the amount of expenses we incur in foreign currencies could increase when converted to U.S. dollars. This could have a negative impact on our reported operating results. While the Company does not currently utilize hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, we may choose to implement them in the future to mitigate this risk. The use of hedging strategies may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

As of March 3, 2009, our executive officers and non-independent directors together beneficially own approximately 38.1% of our outstanding capital stock. In particular, Mr. Sillerman, our chief executive officer and chairman of our board of directors, beneficially owns approximately 28.7% of our outstanding capital stock. Mr. Sillerman therefore has the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

We have never declared or paid any cash dividends or cash distributions on our common stock. We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock.

Certain provisions of Delaware law and our charter documents could discourage a takeover that stockholders may consider favorable.

Certain provisions of Delaware law and our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, subject to the right of the stockholders to elect a successor at the next annual or special meeting of stockholders, which limits the ability of stockholders to fill vacancies on our board of directors.

•	Our stockholders may not call a special meeting of stockholders, which would limit their ability to call a meeting for the purpose of, among other things, voting on acquisition proposals.

•	Our by-laws may be amended by our board of directors without stockholder approval, provided that stockholders may repeal or amend any such amended by-law at a special or annual meeting of stockholders.

•	Our by-laws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors, which could limit the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may authorize and issue, without stockholder approval, shares of preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire our company.

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

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2008. These properties were leased or owned by the Company for use in its operations. We believe that our facilities are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased

Memphis, TN	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business Headquarters/Retail/ Parking/Ancillary Use	Parking Lot/ Airplane Museum/ Retail/EPE Corporate Office/Ancillary Use	38.60 acres	Owned
Memphis, TN	Heartbreak Hotel	Hotel	2.66 acres	Owned
Memphis, TN	Meadow Oaks Apartments	Apartment Complex	10.70 acres	Owned
Memphis, TN	Memphis-Graceland RV Park & Campground	RV Park	18.9 acres	Owned
Memphis, TN	Commercial Property	Land and Building	3.23 acres	Owned
Memphis, TN	Commercial Property	Land and Building	0.80 acres	Owned
Memphis, TN	Residential Property	Land	9.50 acres	Owned
Memphis, TN	Craft Manor	Land/former Apartment Complex	16.1 acres	Owned
Memphis, TN	Commercial Property	Land	5.17 acres	Owned
Memphis, TN	Boulevard Souvenirs	Land/leased retail space	0.34 acres	Owned
Memphis, TN	Memphis Restaurant Property (1)	Restaurant/Nightclub	0.83 acres	Lease expires in 2017
Memphis, TN	Presley Business Office and Warehouses	Office and Warehouses	75,425 square feet	Leases expire in 2009
Memphis, TN	Presley Business Offices	Offices	3,500 square feet	Lease expires in 2023
New York, NY	Corporate Headquarters	Offices	16,200 square feet	Lease expires in 2013
New York, NY	19 Entertainment Administrative Offices	Offices	3,000 square feet	Lease expires in 2012
London, England	19 Entertainment Headquarters	Offices	22,768 square feet	Lease expires in 2010
Los Angeles, CA	19 Entertainment Administrative Offices	Offices	21,852 square feet	Lease expires in 2014
Paris, France	19 Entertainment Administrative Offices	Offices	900 square feet	Lease expires in 2010
Nashville, TN	19 Entertainment Administrative Offices	Offices	5,693 square feet	Lease expires in 2014
Los Angeles, CA	MBST Executive and Administrative Offices	Offices	11,910 square feet	Lease expires in 2010
Berrien Springs, MI	Ali Business Executive and Administrative Offices	Offices	4,420 square feet	Lease expires in 2009

(1)	We closed the restaurant effective September 2003 and in 2006 negotiated a sublease of the entire space through 2017. In 2008, there was an early termination of the sublease and we are currently seeking a new tenant.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

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

As a result of the termination of the Merger Agreement, the terms of the settlement agreement became moot and therefore the settlement agreement was not finalized.

Notwithstanding the termination of the Merger Agreement, plaintiffs’ counsel has indicated to the Company that it does not intend to consent to a dismissal of the lawsuit, but rather is considering filing an amended complaint. The Company is not aware of what the basis for an amended complaint might be and is therefore unable to evaluate the merit of the complaint or anticipate the extent of any liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two proposals were submitted to a vote of, and approved by, the stockholders of the Company at an annual meeting of stockholders held on December 18, 2008. The first proposal was for the election of 10 directors to the Company’s board of directors and the second proposal was for the ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ended December 31, 2008. Additional information about the proposals can be found in the Company’s definitive proxy statement dated November 21, 2008.

Of the 97,456,855 shares of stock issued and outstanding and entitled to vote at the annual meeting, 81,182,872 shares were represented in person or by proxy, which constitutes approximately 83% of the total votes entitled to be cast at the meeting. Each share of common stock outstanding is entitled to one vote. Each share of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Sock is entitled to vote on an as converted basis, with each share entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1 — Election of Directors

	Number of	Number of
	Shares Voted for	Shares Withheld

Robert F.X. Sillerman	80,428,835	754,037
Simon Fuller	80,726,083	456,789
Mitchell J. Slater	80,551,387	631,485
Howard J. Tytel	78,849,637	2,333,235
Edwin M. Banks	80,770,984	411,888
Edward Bleier	80,770,098	412,774
Jerry L. Cohen	80,770,098	412,774
Carl D. Harnick	80,770,898	411,974
Jack Langer	80,585,686	597,186
John D. Miller	80,770,665	412,207

Proposal 2 — Ratification of the Appointment of Deloitte & Touche LLP to serve as the Company’s Independent Registered Public Accounting Firm for its fiscal year ending December 31, 2008

For 81,091,236	Against 61,801	Abstain 29,835

In addition, the holder of the Company’s Series C Convertible Preferred Stock is entitled to elect one member to the Company’s board of directors. The holder of the Series C Convertible Preferred stock confirmed its election of Ms. Priscilla Presley to continue to serve on the Company’s board of directors as the Series C Director until the next annual meeting of the Company’s stockholders or earlier removal by the holder of the Series C Convertible Preferred Stock, in accordance with the Company’s Certificate of Incorporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ Global Market® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2008 and 2007 were as follows:

	2008
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2008	$5.95	$2.49
September 30, 2008	$8.64	$5.72
June 30, 2008	$10.57	$8.30
March 31, 2008	$11.32	$8.21

	2007
	High	Low

Quarters Ended
December 31, 2007	$12.60	$10.62
September 30, 2007	$14.25	$10.33
June 30, 2007	$14.65	$10.20
March 31, 2007	$14.00	$11.10

From January 1, 2009 through March 3, 2009, the high closing sales price for our Common Stock was $4.64, the low closing sales price was $3.15 and the last closing sales price on March 3, 2009 was $3.15. As of March 3, 2009, there were 1,055 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item with respect to equity compensation plans of the Company will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008

There were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2008 or 2007.

ITEM 6. SELECTED FINANCIAL DATA

Prior to February 7, 2005, CKX was a publicly traded company with no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of December 31, 2008, 2007, 2006, and 2005 and for the years ended December 31, 2008, 2007, 2006 and 2005. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

The selected historical financial data for the year ended December 31, 2004 and as of December 31, 2004 is represented by that of the Presley Business (as Predecessor) which have been derived from the Presley Business’ audited Combined Financial Statements and Notes thereto. The selected statement of operations data for the period January 1, 2005 — February 7, 2005 represents the pre-acquisition operating results of the Presley Business (as Predecessor) in 2005.

Our selected statement of operations data for the years ended December 31, 2008, 2007, 2006 and 2005 includes the results of the Presley Business for the period following its acquisition on February 7, 2005, the results of 19 Entertainment for the period following its acquisition on March 17, 2005, the results of MBST for the period following its acquisition on August 9, 2005 and the results of the Ali Business for the period following its acquisition on April 10, 2006.

					Predecessor Company
	CKX, Inc.				January 1-	Year Ended
(Amounts in thousands,	Year Ended December 31,				February 7,	December 31,
except per share and share information)	2008	2007	2006	2005	2005	2004

Statement of Operations Data:
Revenue	$288,128	$266,777	$210,153	$120,605	$3,442	$41,658
Operating expenses (excluding depreciation and amortization) (1)	230,027	201,468	169,717	108,547	2,854	30,558
Impairment charges	35,661	—	—	—	—	—
Depreciation and amortization	21,161	22,551	20,541	14,910	126	1,201
Operating income (loss)	36,940	42,758	19,895	(2,852)	462	9,899
Interest income (expense), net	(3,823)	(3,946)	240	(2,820)	(115)	(1,327)
Other income (expense)	—	2,181	(3,323)	2,970	—	—
Income (loss) before income taxes, equity in earnings of affiliates and minority interest	33,117	40,993	16,812	(4,596)	347	8,572
Income tax expense	14,430	19,432	6,178	855	152	833
Equity in earnings of affiliates	2,521	1,566	686	843	—	—
Minority interest	(2,257)	(2,553)	(2,127)	(1,296)	—	—
Income (loss) from continuing operations	18,951	20,574	9,193	(5,904)	195	7,739
Loss from discontinued operations	—	(8,430)	—	—	—	(246)
Net income (loss)	18,951	12,144	9,193	(5,904)	195	7,493
Dividends on preferred stock	(1,824)	(1,824)	(1,824)	(1,632)	—	—
Accretion of beneficial conversion feature	—	—	—	(17,762)	—	—
Net income (loss) applicable to common shareholders	$17,127	$10,320	$7,369	$(25,298)	$195	$7,493
Basic income (loss) per common share	$0.18	$0.11	$0.08	$(0.35)
Diluted income (loss) per common share	$0.18	$0.11	$0.08	$(0.35)
Average number of basic common shares outstanding	96,674,706	96,901,172	92,529,152	71,429,858
Average number of diluted common shares outstanding	96,684,377	96,991,441	93,555,201	71,429,858

(1)	Operating expenses in 2008 and 2007 include $(5.8) million and $5.3 million, respectively, of merger and distribution-related costs (recoveries), net. Operating expenses in 2008 includes $15.9 million of foreign exchange gains resulting from the strength of the U.S. dollar compared to the U.K. pound. Operating expenses in 2007 and 2006 include $0.3 million and $2.7 million, respectively, of foreign exchange losses.

					Predecessor
	CKX, Inc.				Company as of
	As of December 31,				December 31,
(Amounts in thousands)	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$101,895	$50,947	$36,610	$36,979	$201
Marketable securities	—	—	—	42,625	—
Other current assets	52,407	58,127	36,088	26,495	6,912
Total assets	476,061	525,455	489,117	444,600	36,032
Current liabilities (excluding current portion of debt)	78,292	59,845	39,432	33,937	8,978
Debt	101,918	103,070	3,701	3,500	23,582
Total liabilities	210,319	207,992	91,153	94,365	34,615
Redeemable restricted common stock	23,002	23,002	23,002	23,002	—
Stockholders’ equity/net assets	237,461	289,704	371,009	323,432	1,417

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

Terminated Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. 19X notified the Company that, as permitted under the Merger Agreement, it elected to pay $37.0 million of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash. 19X paid the termination fee on November 21, 2008. The Company recognized a gain of $8.1 million consisting of the $0.5 million fee received in cash plus $7.6 million, which was the value of the 3,339,350 shares based on the average trading price of the Company’s stock on NASDAQ ($2.29) on the date the shares were delivered (November 21, 2008). The Company incurred merger and distribution-related costs of $2.3 million in 2008 and $5.3 million in 2007, respectively. The gain and related costs are classified on the statement of operations as merger and distribution-related costs (recoveries), net.

Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

Investments in FX Luxury Realty and FX Real Estate and Entertainment Inc. and Distributions to CKX Stockholders

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FX Luxury Realty, LLC (“FXLR”). The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.1 million. The Company funded the $100 million purchase price with proceeds from a drawdown under the Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control approximately 18 acres of property on the Las Vegas strip and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Las Vegas property, closed on July 6, 2007.

As a condition to the Merger Agreement, CKX agreed to distribute to its stockholders the equity it purchased in FXLR through a distribution of shares of FX Real Estate and Entertainment Inc. (“FXRE”) common stock , which shares would be received prior to the distribution through an exchange of FXLR interests for FXRE shares (see below). The Company consummated the distribution through a series of dividends which involved the transfer of an aggregate of 48% of the outstanding common stock of FXRE into three trusts for the benefit of CKX stockholders, with such shares subsequently released to CKX stockholders. The first dividend, transferred into two trusts on June 18, 2007, was valued at approximately $50.3 million. The second dividend, transferred into a third trust on September 27, 2007, was valued at approximately $40.9 million. After this second dividend, CKX continued to retain an investment of $6.2 million at December 31, 2007 representing its then remaining 2% ownership interest in FXRE.

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

On December 21, 2007, the Company declared a dividend with respect to its remaining 2% ownership interest in FXRE and set the record date of December 31, 2007 for the distribution of all of the shares of FXRE stock held by CKX and the three distribution trusts to the CKX stockholders. In 2007, the Company recorded a $2.2 million gain on the declared dividend of the final 2% interest in FXRE to the Company’s shareholders. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

On January 10, 2008, CKX and the distribution trusts completed the distribution by delivering to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder on the record date. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Accounting for the Investment and Distributions

The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to the trust, as noted above). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement. Upon the January 10, 2008 distribution and the third dividend described above, CKX’s ownership interest in FXRE was fully divested and no investment was recorded by CKX subsequent to such date.

Terminated License Agreements

In June 2007, Elvis Presley Enterprises, Inc. (“EPE”) entered into a worldwide license agreement with FXRE granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Ali Business also entered into a worldwide license agreement with FXRE, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property. In addition, FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million, which was paid in April 2008. The guaranteed annual minimum royalty payments in the aggregate amount of $10.0 million for 2008 were due January 30, 2009.

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for six months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

Notwithstanding the termination of the license agreements, the Company continues to believe that the development of real estate-based projects and attractions utilizing the Elvis Presley and Muhammad Ali intellectual property represents a significant growth opportunity. The Company intends to continue to pursue such opportunities whether on its own or together with third parties.

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. The loan accrued interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shares of FXRE common stock held by Mr. Sillerman and certain other FXRE stockholders. On April 17, 2008, FXRE repaid all amounts under the loan, the Line of Credit Agreement terminated and the shares subject to the pledge described above were released.

Affiliated Elements of Transactions

Mr. Sillerman, our Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE. Mr. Sillerman owns approximately 29% of the outstanding equity of Flag Luxury Properties (“Flag”), which, prior to the investment in FXLR described above, owned 100% of FXLR and a 50% interest in the Metroflag Entities. Following the January 2008 Distribution, Mr. Sillerman owned approximately 30% of the outstanding common stock of FXRE. Mr. Sillerman had pledged 324,254 shares of his FXRE common stock as security for the CKX loan described above. The loan was repaid on April 17, 2008 and the shares pledged by Mr. Sillerman were released.

Thomas P. Benson, our Chief Financial Officer, also served as a director and Chief Financial Officer of FXRE until January 15, 2009 and February 2, 2009, respectively.

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

For the year ended December 31, 2008, CKX has billed FXRE $1.6 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $1.3 million of the 2008 shared service costs prior to year-end. The $0.3 million outstanding at December 31, 2008 was paid to the Company in February 2009.

For the year ended December 31, 2007, CKX billed FXRE $1.0 million for professional services, primarily accounting and legal services. These amounts were paid in 2008. This expense for the CKX billing was eliminated in consolidation.

FXRE’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2007 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern. FXRE’s ability to satisfy obligations as they come due, which may include making future payments under the shared services agreement described above, is dependent on FXRE successfully raising capital in the future. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

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

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and Sony Music have the right, but not the obligation, to require the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. In the seventh broadcast season, which aired during our first and second fiscal quarters of 2008, we delivered 52.5 hours of programming compared to 49 hours of programming during the same period of 2007. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed at least one more season of American Idol (2009), with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony Music. We expect to deliver 50 hours of programming in 2009.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States. 19 Entertainment’s revenue reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and our operating expenses include the contractual share that we distribute to our production partners.

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

Use of OIBDAN

We evaluate our operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets (which we refer to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP as OIBDAN is not a GAAP equivalent measurement.

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the years ended December 31, 2008 and 2007.

Consolidated Operating Results Year Ended December 31, 2008
Compared to Year Ended December 31, 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Variance
	(Amounts in thousands)

Revenue	$288,128	$266,777	$21,351
Operating expenses	251,188	224,019	27,169
Other operating income (expense)	15,910	(308)	16,218
Operating income	36,940	42,758	(5,818)
Income tax expense	14,430	19,432	(5,002)
Net income	18,951	12,144	6,807

Operating income	$36,940	$42,758	$(5,818)
Impairment charges	35,661	—	35,661
Depreciation and amortization	21,161	22,551	(1,390)
Non-cash compensation	2,954	1,325	1,629

OIBDAN	$96,716	$66,634	$30,082

Revenue growth of $21.4 million in 2008 was driven primarily by 19 Entertainment, which had higher television production and sponsorship revenue for American Idol, an increase in the broadcast hours from So You Think You Can Dance and increases in music and management revenue, which offset lower revenue for the Presley Business and the Ali Business. Higher operating expenses of $27.2 million resulted from non-cash impairment charges of $35.7 million to reduce the carrying amount of the Ali Business trademark by $24.4 million, Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. Excluding the impairment charges, operating expenses declined $8.5 million as higher expenses at 19 Entertainment to support revenue growth and new projects and the increased broadcast hours for So You Think You Can Dance were partially offset by decreased expenses at the Presley Business and lower corporate expenses and merger and distribution related costs. Other operating income of $15.9 million reflects foreign exchange gains resulting from a significant strengthening of the U.S. dollar compared to the U.K. pound as 19 Entertainment has significant U.S. dollar denominated revenues. Other operating expense of $0.3 million in the prior year period reflects foreign exchange losses.

19 Entertainment

Revenue for 19 Entertainment was $223.6 million in 2008, an increase of $30.7 million over the prior year. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $13.9 million and excluding other operating income of $16.1 million, were $164.6 million, an increase of $22.2 million over the prior period.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the years ended December 31, 2008 and 2007:

Year Ended December 31, 2008	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$96,028	$(22,455)	$73,573
Other IDOLS television programs (including license fees and sponsorship)	15,349	(482)	14,867
So You Think You Can Dance and other television productions	63,690	(55,403)	8,287
Recorded music, management clients and other	48,558	(29,429)	19,129

	$223,625	$(107,769)	$115,856
Selling, general and administrative expenses, excluding non-cash compensation			(39,461)
Other operating income			16,062

OIBDAN			$92,457

OIBDAN			$92,457
Depreciation and amortization			(15,352)
Non-cash compensation			(2,002)

Operating income			$75,103

Year Ended December 31, 2007	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$83,859	$(20,647)	$63,212
Other IDOLS television programs (including license fees and sponsorship)	15,837	(385)	15,452
So You Think You Can Dance and other television productions	54,154	(45,352)	8,802
Recorded music, management clients and other	39,112	(12,056)	27,056

	$192,962	$(78,440)	$114,522
Selling, general and administrative expenses, excluding non-cash compensation			(46,797)
Other operating expense			(308)

OIBDAN			$67,417

OIBDAN			$67,417
Depreciation and amortization			(16,916)
Non-cash compensation			(247)

Operating income			$50,254

American Idol 7 aired 52.5 series hours in the U.S. in 2008 while American Idol 6 aired 49 series hours in the U.S. in 2007. The additional hours of programming along with an increase in guaranteed license fees accounted for $6.7 million in additional revenue. New sponsorship and licensing deals contributed $7.2 million in additional revenue. U.S. television ratings for American Idol declined in 2008 reflecting an overall decline in network television viewing and an increase in the number of broadcast hours. Touring revenue declined $1.7 million due to fewer dates. Other IDOLS revenue decreased $0.5 million due to reduced music sales by international IDOLS artists.

Revenue from So You Think You Can Dance increased $10.0 million in 2008 due largely to 37 hours broadcast in 2008 as compared to 31.5 hours in 2007; increased sponsorship revenue accounted for $2.2 million of this increase. Revenue from other television programming, including the new series Little Britain USA on HBO, which was co-produced with MBST, contributed an incremental $1.0 million over the prior year, offsetting a non-recurring television project in 2007.

Music revenue increased $4.9 million due to strong sales by former American Idol contestants and download revenue of performances from American Idol. Management revenue increased $4.6 million due to increased sponsorship revenues and management fees from the Spice Girls’ reunion tour.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $22.2 million in 2008 over the prior year. Cost of sales increased $29.3 million due to the additional hours for So You Think You Can Dance, other television development costs including Little Britain USA, higher music royalties to artists and costs to support the iTunes download program. Selling, general and administrative expenses decreased $7.3 million due primarily to headcount reductions, additional costs directed to projects and favorable foreign exchange impact on U.K. Sterling denominated costs. Other operating income of $16.1 million in 2008 reflects foreign exchange gains resulting from a significant strengthening of the U.S. dollar compared to the U.K. pound as 19 Entertainment has significant U.S. dollar denominated revenue. Other operating expense of $0.3 million in the prior year period reflects foreign exchange losses.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Variance
	(Amounts in thousands)

Revenue	$18,186	$21,883	$(3,697)
Cost of sales	(2,364)	(2,211)	(153)
Selling, general and administrative expense, excluding non-cash compensation	(5,330)	(7,691)	2,361

OIBDAN	$10,492	$11,981	$(1,489)

OIBDAN	$10,492	$11,981	$(1,489)
Depreciation and amortization	(2,582)	(2,582)	—
Non-cash compensation	(39)	(35)	(4)

Operating income	$7,871	$9,364	$(1,493)

Royalties and license revenue was $18.2 million in 2008, a decrease of $3.7 million compared to the prior year. The decrease in royalties and licensing revenue was due to lower sales of a limited edition collectible DVD box set of Elvis movies of $3.0 million and lower royalties from the release of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” of $0.9 million, offset primarily by a net increase in revenue from other TV & Video projects of $0.2 million, due to the distribution of “Elvis: VIVA Las Vegas” DVD documentary of $1.5 million in 2008 in place of other TV & Video projects of $1.3 million in the prior year. An increase in publishing and film revenue was offset by declines in name, image and likeness and merchandise revenue, principally due to the increased activity surrounding the commemoration of the 30th anniversary of Elvis Presley’s death in 2007. Royalties and licensing cost of sales increased $0.2 million due to production costs for the “Elvis: Viva Las Vegas” DVD documentary of $0.9 million offset by reduced cost of sales of the limited edition DVD box set of $0.7 million. Royalties and licensing selling, general and administrative expenses decreased by $2.4 million in 2008 primarily due to a decease for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial of $2.4 million which incurred in 2007.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Variance
	(Amounts in thousands)

Revenue	$36,713	$40,879	$(4,166)
Cost of sales	(5,674)	(7,487)	1,813
Selling, general and administrative expense, excluding non-cash compensation	(24,835)	(26,220)	1,385

OIBDAN	$6,204	$7,172	$(968)

OIBDAN	$6,204	$7,172	$(968)
Depreciation and amortization	(2,251)	(2,089)	(162)
Non-cash compensation	(79)	(64)	(15)

Operating income	$3,874	$5,019	$(1,145)

Graceland Operations revenue was $36.7 million in 2008, a decrease of $4.2 million compared to the prior year, primarily due to a $1.7 million decrease in retail operations revenue to $13.8 million. $0.3 million of the decline was due to a change in mail order retail sales to a commission-based operation in the second quarter of 2007. The remaining $1.4 million decline was due to lower retail sales for special events during anniversary week and at Graceland retail stores resulting from a 12.5% decrease in attendance. Per-visitor spending in 2008 was up 5.3% compared with prior year, although historically an anniversary year such as 2007 has significantly higher per-visitor spending than non-anniversary years. Tour and exhibit revenue of $14.2 million in 2008 decreased $0.6 million compared to the prior year. This decrease resulted from a 12.5% decrease in attendance to 536,196 in 2008 from 612,541 in 2007, partially offset by a
9.5% increase in per visitor spending. The attendance decline is due to significantly higher number of visitors in 2007 for the commemoration of the 30th anniversary of Elvis Presley’s death and due to the impact of higher gas prices and weak economic conditions on discretionary consumer travel in the peak travel seasons of 2008. In 2006, Graceland had 554,193 visitors. The increase in per visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours.

Other revenue, primarily hotel room revenue, event revenue and ancillary real estate income, was $8.7 million in 2008, a decrease of $1.9 million compared to the prior year. The decrease was principally due to lower event revenue of $1.4 million related to the prior year events, including the Elvis 30th anniversary concert. The remainder was due to lower ancillary real estate revenue.

Graceland Operations cost of sales declined $1.8 million in 2008 compared to 2007 with $1.0 million related to the prior year anniversary events, $0.3 million due to the change in mail order retail sales to a commission-based operation and $0.5 million due to lower Graceland retail sales. Graceland Operations selling, general and administrative expenses decreased $1.4 million primarily due to a $1.1 million reduction in professional services and other costs incurred in the prior year related primarily to development costs associated with the Elvis Presley Cirque du Soleil show in Las Vegas, a $0.7 million net decrease in other variable expenses due to lower attendance, $0.3 million of lower fulfillment and distribution costs for the mail order retail sales business, $0.2 million of lower costs related to prior year anniversary events, and.$0.2 million in lower advertising expense. These declines were partially offset by a provision of $1.1 million recorded in 2008 for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis.

Ali Business

The Ali Business contributed $4.0 million and $6.2 million in revenue in 2008 and 2007, respectively. The decrease in revenue is primarily due to fewer licensing deals in 2008 as compared to the prior year. Operating expenses for the same years were $30.8 million and $3.4 million, respectively. Operating expenses in 2008 include a non-cash impairment charge of $27.7 million to reduce the carrying amount of trademarks by $24.4 million and goodwill by $3.4 million. Excluding the impairment charge, operating expenses declined $0.3 million. OIBDAN declined to $1.0 million from $2.8 million in the prior period.

Corporate and Other

MBST

MBST contributed $5.6 million and $4.9 million in revenue in 2008 and 2007, respectively. 2008 reflects revenue of $1.0 million from the HBO series Little Britain USA, which MBST co-produced with 19 Entertainment, which offset revenue declines due to the timing and number of other client projects. Operating expenses for the same years, including acquisition-related amortization expenses of $0.8 million for each year, were $14.0 million and $6.0 million, respectively. 2008 operating expenses include a non-cash impairment charge of $7.9 million to reduce the carrying value of goodwill. Excluding the impairment charge, expenses increased $0.1 million. OIBDAN was $0.3 million and ($0.2) million for the years ended December 31, 2008 and 2007, respectively.

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $18.1 million and $18.2 million in the years ended December 31, 2008 and 2007, respectively. The decrease of $0.1 million reflects higher incentive compensation costs in 2008, offset by reduced legal costs and higher shared service costs charged to FXRE.

The Company recognized a gain of $8.1 million consisting of the $0.5 million fee received in cash plus $7.6 million, the value of the 3,339,350 shares at the average trading price of the Company’s stock on NASDAQ on November 21, 2008 of $2.29. The Company incurred merger and distribution-related costs of $2.3 million in 2008 and $5.3 million in 2007, respectively; these costs are primarily the costs of the Special Committee of the Board of Directors formed to review the Merger, and other merger-related costs, including legal and accounting costs. The gain and related costs are classified on the statement of operations as merger and distribution-related costs (recoveries), net.

During the year ended December 31, 2008, the Company incurred $2.3 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that have not yet been consummated.

Impairment Charges

The Company performed its annual impairment assessment of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2008 in accordance with the methods outlined in Application of Critical Accounting Policies. Based on the annual impairment test, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter were triggered by the 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations.

Interest Income/Expense, net

The Company had interest expense of $5.6 million in 2008 and 2007. Interest expense in 2008 primarily reflects a full year of interest on the Company’s drawdawn from the revolving credit facility on June 1, 2007 to fund the investment in FXLR, offset by a reduction in the average borrowing rate from 7.04% to 4.49%. The Company had interest income of $1.8 million and $1.6 million in 2008 and 2007, respectively; interest income in 2008 includes $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan.

Other Income

Other income of $2.2 million in 2007 is primarily a gain recorded on the distribution of the final 2% ownership interest in FXRE to the Company’s shareholders. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

Income Taxes

For the year ended December 31, 2008, the Company recorded a provision for income taxes of $14.4 million. The provision reflects an effective tax rate of 43.6%. The tax provision is comprised of a federal benefit of $0.9 million, a state and local income tax expense of $1.7 million, and a foreign income tax expense (predominantly relating to the United Kingdom) of $13.6 million. The effective rate is higher than the federal statutory rate of 35% primarily due to: 1) state and local taxes, 2) the MBST impairment charge and 3) disallowed executive compensation, offset in part by 1) transaction costs, 2) recognition of a tax benefit on the repatriation of cash from our UK subsidiary and 3) other permanent items.

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

The decrease in the 2008 effective tax rate as compared with the 2007 effective tax rate of the same period relates primarily to: 1) the deductibility of transaction costs that were capitalized in 2007, 2) a tax loss on the repatriation of cash from our UK subsidiary and 3) a greater use of the foreign tax credit, partially offset by 1) the disallowance of the MBST impairment charge and 2) the disallowance of certain executive compensation.

The Company’s deferred tax liabilities decreased by $10.2 million in 2008 due to the impairment charge related to the Ali Business.

A portion of the Company’s long-term deferred tax asset reversed during 2008. As this was related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance offset by a decrease in goodwill of approximately $3.4 million. In addition, the Company evaluated the future utilization of the future foreign tax credit carryforwards and has reduced the valuation allowance by an additional $3.9 million related to an increased level of certainty regarding the use of a portion of the remaining future foreign tax credit carryforwards. Since this decrease also related to the purchase of 19 Entertainment, the decrease in the valuation allowance was offset by a decrease to goodwill. A change in SFAS No. 141(R), Business Combinations that will impact the accounting for prior acquisitions is that beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company made an initial adjustment to its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009. If all the uncertain tax positions were settled with the taxing authorities, there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. CKX has cumulatively accrued $0.5 million in interest and penalties. For the year ended December 31, 2008, the Company accrued interest and penalties of less than $0.1 million.

New York State is in the process of auditing 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. New York State has notified the Company that it will commence audits of the Company’s tax years ended December 31, 2005, 2006 and 2007. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. Open tax years related to federal filings are for the years ended December 31, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not expected to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 31, 2006.

Equity in Earnings of Affiliates

The Company recorded $2.5 million and $1.6 million of earnings in unconsolidated affiliates for the years ended December 31, 2008 and 2007, respectively, primarily reflecting the Company’s investment in Beckham Brand Limited. The increase is a result of higher Beckham Brand Limited income, principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

Minority Interest

Minority interest expense of $2.3 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

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

The increase in royalties and licensing revenue was due to sales of a limited edition collectible DVD box set of Elvis movies of $4.2 million, increased royalties of $1.7 million from the release of single versions of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” and increased merchandise licensing royalties of $1.8 million. Other television and video projects offset lower publishing, record and film royalties in 2007. Royalties and licensing cost of sales increased $1.7 million due to the cost of sales of the DVD box set and cost of production for other TV and Video projects. Royalties and licensing selling, general and administrative expenses increased by $3.4 million primarily due to $2.7 million for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial and higher legal costs for trademark work.

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

Graceland Operations cost of sales increased $0.2 million in 2007 compared to 2006 due to the production of the 30th anniversary concert of $0.8 million and increased retail operations revenue and higher costs based on exhibit attendance of $0.3 million offset by $0.9 million of costs associated with Elvis the Concert in 2006. Graceland Operations selling, general and administrative expenses increased $2.7 million primarily due to $0.6 million of increased advertising, $0.4 million of costs related to 30th anniversary commemoration events, $0.9 million due to the impact of additional headcount added in 2007 and late 2006 and $0.8 million in costs to operate the newly acquired ancillary real estate assets.

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

The Company, based on advice of tax counsel, structured the distribution of its interest in FXRE in a manner which it believes resulted in the distribution creating minimal additional taxable income to the Company. However, if the IRS disagrees with the Company’s position with respect to when and how the value of the distribution was determined, the Company could be required to recognize taxable income related to the distribution.

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

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2008. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. See the Tax Footnote within the consolidated financial statement for greater detail on FIN 48.

The Company recognizes accrued interest and penalties related to uncertain tax positions through income tax expense.

Equity in Earnings of Affiliates

The Company recorded $1.6 million and $0.7 million of earnings in unconsolidated affiliates for the years ended December 31, 2007 and 2006, respectively, reflecting primarily the Company’s investment in Beckham Brand Limited. The increase is a result of higher Beckham Brand Limited income, principally related to David Beckham’s marketing contract with the Los Angeles Galaxy and an increase in licensing activity.

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

Liquidity and Capital Resources

Revolving Credit Facility — The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. On June 1, 2007 the Company amended the agreement to increase the amount of the Credit Facility by $25.0 million from its initial $125.0 million to a total of $150.0 million and to permit the investment by the Company in FXRE and the subsequent distribution to the Company’s stockholders of the Company’s equity interest in FXRE. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in September 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2008, the Company had drawn down $100.0 million on the Credit Facility. Additional borrowings under the Credit Facility are available to the Company for general corporate purposes and to finance future acquisitions and joint ventures. Base rate loans under the Credit Facility bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points plus margins of 50-125 basis points depending upon the Company’s ratio of debt to EBITDA (“Leverage Ratio”). Eurodollar loans under the Credit Facility bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus margins of 150-225 basis points depending upon the Company’s Leverage Ratio. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.375%-0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement as of December 31, 2008 was 3.33%. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum Leverage ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures.

The Company was in compliance with all loan covenants as of December 31, 2008.

Cash Flow for the Years Ended December 31, 2008, 2007 and 2006

Operating Activities

Net cash provided by operating activities was $60.2 million for the year ended December 31, 2008, reflecting net income of $19.0 million, which includes depreciation and amortization expenses of $21.2 million, impairment charges of $35.7 million and the impact of changes in working capital levels.

Net cash provided by operating activities was $40.7 million for the year ended December 31, 2007, reflecting net income of $12.1 million, which includes depreciation and amortization expenses of $22.6 million, discontinued operations of $8.4 million and the impact of changes in working capital levels.

Net cash provided by operating activities was $29.9 million for the year ended December 31, 2006, reflecting the net income of $9.2 million, which includes depreciation and amortization expenses of $20.5 million. Operating cash flow was unfavorably impacted compared to the prior year due to income tax payments made in 2006.

Investing Activities

Net cash used in investing activities was $1.5 million for the year ended December 31, 2008, reflecting capital expenditures related primarily to the purchase of additional land adjacent to Graceland and other purchases of property and equipment of $7.8 million and the repayment to the Company of a loan to FXRE of $6.3 million.

Net cash used in investing activities was $122.8 million for the year ended December 31, 2007 primarily reflecting the amount, including transaction costs, paid for the investment in FXRE of $103.7 million, the loan to FXRE of $6.0 million and capital expenditures of $11.4 million related primarily to the purchase of additional land adjacent to Graceland.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding services to the Company. This vendor is owned by several individuals who collectively own less than one percent of our outstanding common stock. The loan bears interest, payable monthly, at 10% per annum, which has been paid currently through December 31, 2008. The borrowers are required to make principal payments, beginning in February 2009 in an amount equal to 50% of the vendor’s cash flow, as defined; the maturity date of the loan is August 2012. The loan is personally guaranteed by the four principals of the vendor.

$1.8 million was outstanding under the loan agreement at December 31, 2008 and 2007. The Company also entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.5 million and $0.2 million was expensed under the agreement in 2008 and 2007, respectively. The consulting agreement may be terminated by either party upon sixty days notice.

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

Financing Activities

Cash used in financing activities was $4.7 million for the year ended December 31, 2008. The Company made distributions of $1.7 million to minority interest shareholders, principal payments on notes payable of $1.2 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At December 31, 2008, the Company had $101.9 million of debt outstanding and $101.9 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our total capital expenditures for 2009 will total approximately $3.5 million. We also estimate that we will incur additional expenditures for the development of the Elvis Cirque du Soleil Las Vegas show of approximately $20.9 million in 2009 and early 2010. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors’ center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company.

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

We have no intention of paying any cash dividends on our Common Stock for the foreseeable future. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our Common Stock.

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

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open in January 2010. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the new Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million. CKX has incurred expenditures of $3.1 million to date and expects to fund the remaining $20.9 million in 2009 and early 2010.

The scheduled maturities as of December 31, 2008 for our credit facilities, future minimum rental commitments under non-cancelable operating leases, minimum payments under employment agreements, guaranteed minimum distributions to The Promenade Trust and The Muhammad Ali Family Trust and future obligations to the former owners of 19 Entertainment are as follows (in thousands):

	2009	2010		2011	2012	2013	Thereafter		Total
	(In thousands)

Debt (including interest at current rates)	$3,943	$3,880		$101,882	$482	$—	$—		$110,187
Non-cancelable operating leases	4,343	3,645		2,891	2,946	2,185	3,509		19,519
Employment contracts	14,976	4,802		1,944	560	560	607		23,449
Guaranteed minimum distributions	1,700	1,700		1,700	1,700	1,700		(a)	8,500
19 Entertainment put right	—	—	(b)	22,039	—	—	—		22,039
Series B convertible preferred stock dividend	1,826	1,826		1,826	1,826	1,826		(c)	9,130
MBST contingent consideration	—	—		—	—	—	—	(d)	—
MAE contingent consideration	—	—		—	—	—	—	(e)	—

Total	$26,788	$15,853		$132,282	$7,514	$6,271	$4,116		$192,824

(a)	We are required to make guaranteed minimum distributions to the minority interest shareholder of at least $1.2 million annually for as long as the minority interest shareholder continues to own 15% of the Presley Business. We are also required to make guaranteed minimum distributions to the minority interest shareholder of at least $0.5 million annually for as long as the minority interest shareholder continues to own 20% of the Ali Business.

(b)	We have granted to the former holders of capital stock of 19 Entertainment the right, during a period of 20 business days beginning March 17, 2011, to cause us to purchase up to 1.7 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above.

(c)	We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)	The sellers of MBST may receive up to 150,000 additional restricted shares of common stock upon satisfaction of certain performance thresholds during the period ending August 9, 2010.

(e)	The Ali Trust has the right to receive an additional 5% membership interest in the Ali Business effective as of the end of the calendar year in which the total compound internal rate of return to the Company on its initial $50 million investment equals or exceeds (i) 30% on a cumulative basis during the period ending April 10, 2011 or (ii) 25% on a cumulative basis for any period commencing on the acquisition date and ending at any time after April 10, 2011. The Ali Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on the fifth anniversary of the acquisition at a price based on the then current fair market value.

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

The capitalized cost of producing television programs are recognized as expense in accordance with the individual film forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. The estimate of revenue is based upon the Company’s contractual rights with respect to certain television projects and is calculated on an individual production basis for these programs. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization as estimates of total revenue can change due to a variety of factors, including a change in the number of hours of programming and foreign distribution opportunities for its programs. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

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

The Company performed its annual impairment assessment of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2008 in accordance with the methods outlined in Application of Critical Accounting Policies. Based on the annual impairment test, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter were triggered by the Company’s 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations. See notes 8 and 12 to the consolidated financial statements.

Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS 109, on January 1, 2007. See note 12 within the consolidated financial statements.

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

Share-Based Payments

In accordance with SFAS 123R, Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, limited reliable historical data is available for expected lives and forfeitures. We estimated the expected lives of the options granted using an estimate of anticipated future employee exercise behavior, which is partly based on the vesting schedule. We estimated forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on the Company’s consolidated financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. In the year ended December 31, 2008, the Company expensed $2.3 million of deferred acquisition costs in anticipation of adopting SFAS 141(R), as these costs cannot be deferred as of January 1, 2009 when the standard is adopted. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. One change in SFAS 141(R) that will impact the accounting for prior acquisitions is that beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill. The Company has completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption and has concluded that the statement will not have a significant impact for its existing non-controlling interests because the impact is limited to presentation and disclosure in the Company’s financial statements. Future changes in non-controlling interests are accounted for as equity transactions, unless the change results in a loss of control.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $101.9 million of total debt outstanding at December 31, 2008, of which $100.0 million was variable rate debt.

Any additional borrowings under the Company’s revolving credit facility commitment would also be variable rate debt and the Company would therefore have exposure to interest rate risk. Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the year ended December 31, 2008 would have decreased by approximately $0.6 million.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the year ended December 31, 2008 would have decreased by approximately $2.4 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of December 31, 2008, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, these sellers can exercise a put right to sell 1,672,170 shares of common stock to the Company at a price equal to $13.18 per share. If the Company’s stock price is below $13.18 per share during the period that the put is exercisable and the sellers exercise this put right, the Company will have exposure to market risk for the amount that $13.18 per share exceeds the then market price of the stock for the number of shares put back to the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CKX, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the internal control over financial reporting of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/  Deloitte & Touche LLP

New York, New York
March 9, 2009

CKX, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$101,895	$50,947
Receivables, net of allowance for doubtful accounts of $803 at December 31, 2008 and $832 at December 31, 2007	37,085	42,231
Due from related party	274	999
Inventories, net of allowance for obsolescence of $649 at December 31, 2008 and $627 at December 31, 2007	1,988	2,092
Prepaid expenses and other current assets	8,119	5,337
Investment in FXRE	—	6,175
Deferred tax assets	4,941	1,293

Total current assets	154,302	109,074
Property and equipment — net	47,818	43,989
Receivables	3,267	1,607
Loans to related parties	1,765	7,931
Deferred production costs	7,339	635
Other assets	19,458	19,223
Goodwill	108,771	160,454
Other intangible assets — net	127,403	181,872
Deferred tax assets	5,938	670

TOTAL ASSETS	$476,061	$525,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,648	$14,987
Accrued expenses	22,373	20,448
Accrued dividend	—	6,175
Current portion of long-term debt	489	652
Income taxes payable	5,526	6,226
Deferred revenue	30,745	12,009

Total current liabilities	78,781	60,497
Long-term liabilities:
Long-term debt	101,429	102,418
Deferred revenue	3,515	2,778
Other long-term liabilities	2,850	4,216
Deferred tax liabilities	23,744	38,083

Total liabilities	210,319	207,992

Minority interest	5,279	4,757
Redeemable restricted common stock — 1,672,170 shares outstanding at December 31, 2008 and 2007	23,002	23,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B - 1,491,817 shares outstanding at December 31, 2008 and 2007	22,825	22,825
Series C - 1 share outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,634,685 shares issued at December 31, 2008 and 95,402,757 issued and outstanding at December 31, 2007	956	954
Additional paid-in-capital	377,617	374,665
Accumulated deficit	(106,619)	(123,746)
Common stock in treasury of 3,339,350 shares at December 31, 2008 and none at December 31, 2007	(7,647)	—
Accumulated other comprehensive income (loss)	(49,671)	15,006

Total stockholders’ equity	237,461	289,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,061	$525,455

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share information)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenue	$288,128	$266,777	$210,153
Operating expenses:
Cost of sales	117,358	90,073	79,893
Selling, general and administrative expenses	78,354	87,672	68,760
Corporate expenses	18,065	18,156	15,236
Impairment charges	35,661	—	—
Depreciation and amortization	21,161	22,551	20,541
Merger and distribution-related costs (recoveries), net	(5,768)	5,259	—
Acquisition-related costs	2,267	—	3,159
Other (income) expense	(15,910)	308	2,669

Total operating expenses	251,188	224,019	190,258

Operating income	36,940	42,758	19,895
Interest income	1,778	1,644	1,406
Interest expense	(5,601)	(5,590)	(1,166)
Other income (expense)	—	2,181	(3,323)

Income before income taxes, equity in earnings of affiliates and minority interest	33,117	40,993	16,812
Income tax expense	14,430	19,432	6,178

Income before equity in earnings of affiliates and minority interest	18,687	21,561	10,634
Equity in earnings of affiliates	2,521	1,566	686
Minority interest	(2,257)	(2,553)	(2,127)

Income from continuing operations	18,951	20,574	9,193
Loss from discontinued operations	—	(8,430)	—

Net income	18,951	12,144	9,193
Dividends on preferred stock	(1,824)	(1,824)	(1,824)

Net income available to common shareholders	$17,127	$10,320	$7,369

Basic income per share:
Income from continuing operations	$0.20	$0.21	$0.10
Discontinued operations	—	(0.08)	—
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Basic income per share	$0.18	$0.11	$0.08

Diluted income per share:
Income from continuing operations	$0.20	$0.21	$0.10
Discontinued operations	—	(0.08)	—
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Diluted income per share	$0.18	$0.11	$0.08

Average number of common shares outstanding:
Basic	96,674,706	96,901,172	92,529,152
Diluted	96,684,377	96,991,441	93,555,201

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,951	$12,144	$9,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,161	22,551	20,541
Impairment charges	35,661	—	—
Impact on cash of discontinued operations	—	8,430	—
Unrealized foreign currency gains and losses	(11,833)	308	3,996
Share-based payments	2,954	1,325	1,052
Minority interest	2,257	2,553	2,127
Equity in earnings of affiliates, net of cash received	264	482	(988)
Merger termination recoveries, net of cash received	(7,647)	—	—
Gain on distribution	—	(2,225)	—
Deferred income taxes	(15,923)	(1,802)	(2,009)
Non-cash interest expense	666	654	390
Provision for accounts receivable allowance	814	588	450
Provision for inventory allowance	114	32	242
Changes in operating assets and liabilities:
Receivables	83	(21,005)	(1,677)
Inventory	(10)	68	662
Prepaid expenses	(2,782)	(2,579)	1,210
Prepaid income taxes	—	7,014	(5,512)
Other assets	(7,144)	364	(1,416)
Accounts payable and accrued expenses	5,215	7,456	4,376
Deferred revenue	19,473	(271)	(3,388)
Income taxes payable	(700)	4,736	(768)
Other	(1,347)	(143)	1,447

Net cash provided by operating activities	60,227	40,680	29,928

Cash flows from investing activities:
Additions to property and equipment	(7,838)	(11,354)	(10,684)
Loan repayment from FXRE	6,345	—	—
Loan to minority interest shareholder	(500)	—	—
Repayment of loan to minority interest shareholder	500	—	—
Investment in and loan to FXRE	—	(109,691)	—
Loan to related party	—	(1,750)	—
Purchases of businesses, net of cash acquired	—	—	(64,921)
Proceeds from sale of marketable securities	—	—	42,625

Net cash used in investing activities	(1,493)	(122,795)	(32,980)

Cash flows from financing activities:
Distributions to minority interest shareholders	(1,700)	(1,750)	(1,967)
Principal payments on debt	(1,152)	(631)	(759)
Borrowing under revolving credit facility	—	100,000	—
Proceeds from exercise of warrants	—	244	—
Debt issuance costs	—	(94)	(3,158)
Issuance of common stock	—	—	6,911
Dividends paid on preferred stock	(1,824)	(1,824)	(1,824)

Net cash (used in) provided by financing activities	(4,676)	95,945	(797)

Effect of exchange rate changes on cash	(3,110)	507	3,480

Net increase (decrease) in cash and equivalents	50,948	14,337	(369)
Cash and cash equivalents, beginning of period	50,947	36,610	36,979

Cash and cash equivalents, end of period	$101,895	$50,947	$36,610

Supplemental cash flow data (in thousands):
Cash paid during the period for:
Interest	$5,266	$4,535	$514
Income taxes	30,106	11,033	15,118

Supplemental Cash Flow Information:

The Company had the following non-cash operating, investing and financing activities in the year ended December 31, 2008 (in thousands):

Shares received in merger termination	$7,647
Distribution of final 2% ownership interest in FXRE	6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2007 (in thousands):

Dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	$91,259
Accrued dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2006 (in thousands):

Issuance of note in connection with the acquisition of certain assets of Elvis-themed museum	$750
Common stock issued in connection with acquisitions	2,387
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

											Accumulated
											Other
	Preferred Stock						Additional		Common Stock		Comprehensive
	Series B		Series C		Common Stock		Paid-In	Accumulated	in Treasury		Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Loss)	Total

Balance at January 1, 2006	1,491,817	$22,825	1	$—	90,528,818	$905	$362,833	$(43,931)	—	$—	$(19,200)	$323,432
Warrant exercises	—	—	—	—	3,455,219	35	6,876	—	—	—	—	6,911
Shares issued for acquisitions	—	—	—	—	221,683	2	2,385	—	—	—	—	2,387
Shares issued to independent directors	—	—	—	—	16,355	—	576	—	—	—	—	576
Restricted shares issued to employees	—	—	—	—	15,000	—	70	—	—	—	—	70
Stock option expense	—	—	—	—	—	—	375	—	—	—	—	375
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Net income	—	—	—	—	—	—	—	9,193	—	—	—	9,193
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29,889	29,889

Balance at December 31, 2006	1,491,817	$22,825	1	$—	94,237,075	$942	$373,115	$(36,562)	—	$—	$10,689	$371,009
Fin 48 adjustment	—	—	—	—	—	—	—	(70)	—	—	—	(70)
Warrant exercises	—	—	—	—	1,081,889	11	233	—	—	—	—	244
Shares issued to independent directors	—	—	—	—	28,293	—	656	—	—	—	—	656
Restricted shares issued to employees	—	—	—	—	55,500	1	189	—	—	—	—	190
Stock option expense	—	—	—	—	—	—	472	—	—	—	—	472
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Distribution of FXRE	—	—	—	—	—	—	—	(97,434)	—	—	—	(97,434)
Net income	—	—	—	—	—	—	—	12,144	—	—	—	12,144
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,317	4,317

Balance at December 31, 2007	1,491,817	$22,825	1	$—	95,402,757	$954	$374,665	$(123,746)	—	$—	$15,006	$289,704
Shares issued to independent directors	—	—	—	—	38,628	—	475	—	—	—	—	475
Restricted shares issued to employees	—	—	—	—	200,000	2	1,904	—	—	—	—	1,906
Restricted shares forfeited by employees	—	—	—	—	(6,700)	—	—	—	—	—	—	—
Shares received upon merger termination	—	—	—	—	(3,339,350)	—	—	—	3,339,350	(7,647)	—	(7,647)
Stock option expense	—	—	—	—	—	—	573	—	—	—	—	573
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Net income	—	—	—	—	—	—	—	18,951	—	—	—	18,951
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(64,677)	(64,677)

Balance at December 31, 2008	1,491,817	$22,825	1	$—	92,295,335	$956	$377,617	$(106,619)	3,339,350	$(7,647)	$(49,671)	$237,461

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Overview

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

2.	Terminated Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. 19X notified the Company that, as permitted under the Merger Agreement, it elected to pay $37.0 million of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) to be paid in cash. 19X paid the termination fee on November 21, 2008. The Company recognized a gain of $8.1 million consisting of the $0.5 million fee received in cash plus $7.6 million, which was the value of the 3,339,350 shares based on the average trading price of the Company’s stock ($2.29) on NASDAQ on the date the shares were delivered (November 21, 2008). The Company incurred merger and distribution-related costs of $2.3 million in 2008 and $5.3 million in 2007, respectively. The gain and related costs are classified on the statement of operations as merger and distribution-related costs (recoveries), net.

Prior to and as a condition to the proposed merger, CKX distributed to its stockholders two shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The final distribution of these shares of common stock of FXRE took place on January 10, 2008 (see note 3).

3. Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC

During 2007, the Company engaged in a series of transactions with FXRE and FX Luxury Realty, LLC (“FXLR”), each of which is described below.

FXRE holds its assets and conducts its limited operations through its subsidiary, FXLR and its subsidiaries. FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas properties are currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that it has received from its lenders written demands for repayment of all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on its Las Vegas properties. The loan matured on January 6, 2009. FXRE has disclosed that neither FXRE nor its Las Vegas subsidiaries are able to repay the obligations outstanding under the loan. Failure to repay the mortgage loan could result in the lenders exercising their remedies under the loan agreement, including possibly foreclosing on the property.

As described elsewhere herein, FXLR entered into license agreements on June 1, 2007 with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of CKX, Inc., and Muhammad Ali Enterprises LLC, an 80%-owned subsidiary of CKX, which granted to FXLR the right to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of real estate and other entertainment attraction based projects. These license agreements have since been terminated as more fully described below under “Terminated License Agreements.”

Investments in FX Luxury Realty and FX Real Estate and Entertainment Inc. and Distributions to CKX Stockholders

On June 1, 2007, the Company acquired 50% of the newly issued common membership interests in FXLR. The consideration for the acquired interests was $100 million, paid in cash at closing. Transaction costs totaled $2.1 million. The Company funded the $100 million purchase price with proceeds from a drawdown under its existing Credit Facility (as defined). At the time of CKX’s investment in FXLR, FXLR owned a 50% interest in entities (the “Metroflag Entities”) that collectively own and control the Las Vegas property and had entered into a binding agreement to acquire the other 50% of such entities. The acquisition of the remaining 50% of the Metroflag Entities, which gave FXLR 100% ownership and control of the Las Vegas property, closed on July 6, 2007.

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

As a condition to the Merger Agreement, CKX agreed to distribute to its stockholders all of its shares of common stock of FXRE. The Company consummated the distribution through a series of dividends which involved the transfer of an aggregate of 48% of the outstanding common stock of FXRE into three trusts for the benefit of CKX stockholders, with such shares subsequently released to CKX stockholders. The first dividend, transferred into two trusts on June 18, 2007, was valued at approximately $50.3 million. The second dividend, transferred into a third trust on September 27, 2007, was valued at approximately $40.9 million. After this second dividend, CKX continued to retain an investment of $6.2 million at December 31, 2007 representing its then remaining 2% ownership interest in FXRE.

On December 21, 2007, the Company declared a dividend with respect to its remaining 2% ownership interest in FXRE and set the record date of December 31, 2007 for the distribution of all of the shares of FXRE stock held by CKX and the three distribution trusts to the CKX stockholders. The Company recorded a $2.2 million gain on the declared dividend of the final 2% interest in FXRE to the Company’s shareholders. The gain represents the difference between the Company’s cost basis in the shares and the trading price of FXRE on January 10, 2008, the first day of trading in FXRE stock.

On January 10, 2008, CKX and the distribution trusts completed the distribution by delivering to each stockholder of CKX two shares of FXRE common stock for every ten shares of CKX common or preferred stock held by such stockholder on the record date. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Terminated License Agreements

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

Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable. FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreement, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million, which was paid, together with interest of $0.4 million, in April 2008.

Notwithstanding payment by FXRE of the initial $10.0 million license payment in April 2008, CKX has not yet recorded any related royalty revenue as, per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is recognized only when all the conditions of the arrangements tied to the licensing payments to CKX are met.

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for six months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

Discontinued Operations

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007 and through the distribution of its 2% ownership interest on January 10, 2008, the Company accounted for its 2% ownership interest under the cost method of accounting because the Company had no significant continuing involvement. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under Accounting Principles Board Opinion 29, Accounting for Non-monetary Transactions, and Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The results of operations presented as discontinued operations for the period from June 1, 2007 to September 30, 2007 are summarized below (in thousands):

Period from
June 1, 2007 to
September 30,
2007

Revenue	$1,346
Total costs and expenses, net of minority interest share	(6,802)
Equity in losses of unconsolidated subsidiaries	(2,974)
Income taxes	—

Loss from discontinued operations, net of income taxes	$(8,430)

CKX Loan to FXRE

On September 26, 2007, CKX entered into a Line of Credit Agreement with FXRE pursuant to which CKX agreed to loan up to $7.0 million to FXRE, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. The loan accrued interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. The loan was secured by a pledge of an aggregate of 972,762 shares of FXRE common stock held by Mr. Sillerman and Messrs. Paul Kanavos and Brett Torino, both of whom are principals of Flag Luxury Properties (“Flag”) and officers of FXRE. On April 17, 2008, FXRE paid all amounts outstanding under the loan, the Line of Credit Agreement terminated and the shares subject to the pledge referenced above were released.

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

For the year ended December 31, 2008, CKX has billed FXRE $1.6 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $1.3 million of the 2008 shared service costs prior to year-end. The $0.3 million outstanding at December 31, 2008 was paid to the Company in February 2009.

For the year ended December 31, 2007, CKX billed FXRE $1.0 million for professional services, primarily accounting and legal services. These amounts were paid in 2008. These expenses for the CKX billings were eliminated in consolidation for the period that CKX consolidated FXRE.

FXRE’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2007 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern. FXRE’s ability to satisfy obligations as they come due, which may include making future payments under the shared services agreement described above, is dependent on FXRE successfully raising capital in the future. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

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

Any variable interest entities for which the Company is the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), are consolidated.

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

Investment in FXRE

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in FIN 46R. The Company completed the analysis required by FIN 46R and determined that FXRE does not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. Therefore, FIN 46R does not apply. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, under the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Company consolidated FXRE based on its control through voting interests. The Company recorded minority interest for the 75% of the shares that it does not own through the date of the September dividend. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, the Company’s ownership interest was reduced to 2% of the outstanding equity of FXRE. From September 26, 2007 to December 31, 2007, the record date of the distribution, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of the FDIC-insured limit. In September 2008, the FDIC-insured limit was temporarily increased from $100,000 to $250,000. The limit will revert back to $100,000 on January 1, 2010. The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through December 31, 2009 for banks participating in the FDIC Temporary Liquidity Guarantee Program. At December 31, 2008, $24.7 million of cash was in uninsured accounts, representing cash in foreign bank accounts. These accounts are in a financial institution in which the British government has a controlling ownership interest.

Inventory

Inventory, all of which is finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first out method. Allowances are provided for slow-moving or obsolete inventory items based on management’s review of historical and projected sales data.

Property and Equipment, net

Property and equipment, net are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and betterments are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $3.3 million, $2.7 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment, net consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007	Useful Lives
	(In thousands)	(In thousands)

Land	$27,681	$25,285	n/a
Buildings and improvements	21,082	18,425	5-20
Equipment, furniture and fixtures	7,859	7,530	3-7

	56,622	51,240
Less: accumulated depreciation and amortization	(8,804)	(7,251)

	$47,818	$43,989

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

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances are recorded in accordance with SFAS 50, and thus, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. The Company had capitalized artist advances of $3.0 million and $0.8 million as of December 31, 2008 and 2007, respectively.

Advertising Expense

Advertising costs are expensed as incurred except for production costs, which are deferred and expensed when advertisements run for the first time. Advertising costs charged to expense were $1.9 million, $4.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006. There were no advertising costs deferred as of December 31, 2008 and 2007.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 on January 1, 2007. See note 12.

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

Gains and losses from transactions denominated in foreign currencies are included in the statement of operations. For the year ended December 31, 2008, the Company had foreign currency gains of $15.9 million as a result of transactions denominated in non-UK pound sterling currencies, primarily the U.S. dollar, at 19 Entertainment due to the strengthening of the U.S. dollar. For the years ended December 31, 2007 and 2006, the Company had foreign currency losses of $0.3 million and $2.7 million, respectively, as the U.S. dollar weakened. These gains and losses are recorded as other income (expense) within operating income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually on the first day of the Company’s fiscal fourth quarter or if certain circumstances indicate a possible impairment may exist. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values.

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

As a result of the 2008 annual impairment test, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax). See notes 8 and 12.

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

At December 31, 2008 the Company had equity investments of $4.2 million, representing $1.1 million related to the Company’s one-third ownership of Beckham Brand Limited and $3.1 million representing the Company’s 50% ownership in the partnership that is developing the Elvis Presley Cirque du Soleil show (see note 14). At December 31, 2007 the Company had an equity investment of $1.3 million, representing the Company’s one-third ownership of Beckham Brand Limited. These equity investments are included in other assets in the accompanying consolidated balance sheets.

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in note 11, Company records compensation expense for all share-based payments (including employee stock options) based on their fair value over the requisite service period. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on the Company’s consolidated financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. In the year ended December 31, 2008, the Company expensed $2.3 million of deferred acquisition costs in anticipation of adopting SFAS 141(R), as these costs cannot be deferred as of January 1, 2009 when the standard is adopted. One change in SFAS 141(R) that will impact the accounting for prior acquisitions is that beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill. The Company has completed its assessment of the impact of SFAS No. 160 on its financial statements following adoption and has concluded that the statement will not have a significant impact for its existing non-controlling interests because the impact is limited to presentation and disclosure in the Company’s financial statements. Future changes in non-controlling interests are accounted for as equity transactions, unless the change results in a loss of control.

5.	Capital Structure

Redeemable Restricted Common Stock

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company can exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers can exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights apply to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition. As the Company considered the common stock, including the put and call option, as a single equity instrument, and since the stock was puttable to the Company at the option of these sellers, these shares have been presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights at $23.0 million.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock is valued for accounting purposes at its stated value of $15.30 per share, which approximated its fair value.

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

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock is convertible into one share of common stock and is pari passu with the common stock with respect to dividends and distributions upon liquidation. The Series C Convertible Preferred Stock is not transferable and automatically converts into one share of common stock at such time as The Promenade Trust, which owns a 15% interest in the Presley Business, ceases to own at least 50% of the aggregate sum of the outstanding shares of Series B Convertible Preferred Stock plus the shares of common stock received upon conversion of the Series B Convertible Preferred Stock. The holder of the Series C Convertible Preferred Stock has the right to elect a designee to serve on the Company’s board of directors for no additional compensation or expense.

Common Stock

The Company’s Revolving Credit Facility prohibits the Company from paying cash dividends on its common stock.

6.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net income	$18,951	$12,144	$9,193
Other comprehensive income (loss):
Foreign currency translation adjustments	(64,677)	4,317	29,889

Comprehensive income (loss)	$(45,726)	$16,461	$39,082

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements from U.K. pounds sterling to U.S. dollars.

7.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. In addition, for the years ended December 31, 2008, 2007 and 2006, 916,100, 515,000 and 440,000 shares, respectively, were excluded from the calculation of diluted earnings per share due to stock options that were anti-dilutive.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Weighted average basic common shares outstanding (including redeemable restricted common stock)	96,674,706	96,901,172	92,529,152
Incremental shares for assumed exercise of warrants and stock options	9,671	90,269	1,026,049

Weighted average diluted common shares outstanding (including redeemable restricted common stock)	96,684,377	96,991,441	93,555,201

8.	Intangible Assets and Goodwill

SFAS No. 142 requires the Company to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives at least annually. The Company performed its annual impairment assessment of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2008 in accordance with the methods outlined in Application of Critical Accounting Policies.

The Company evaluated the recoverability of goodwill and intangible assets with indefinite lives using a two-step impairment test approach at the reporting unit level. The fair values of the Company’s reporting units were estimated using the present values of cash flows, using assumptions about expected future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates were based on the Company’s internal budget and business plans. Discount rate assumptions were based on an assessment of the risk inherent in the respective reporting units. The results of this test indicated that the book values of the Ali Business and MBST reporting units exceeded the fair values of the businesses. Therefore, a second step was performed which compared the implied fair value of the reporting unit’s goodwill to the book value of the goodwill and other intangible assets with indefinite lives.

Based on the annual impairment test, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter were triggered by the Company’s 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations.

The changes in the book value of goodwill for the year ended December 31, 2008 are as follows (dollar amounts in thousands):

		2008
		Foreign
	Balance at	Currency			Balance at
	December 31,	Translation	Impairment	Other	December 31,
	2007	Adjustment	Charges	Adjustments	2008

Presley royalties and licensing	$14,413	$—	$—	$—	$14,413
Presley Graceland operations	10,166	—	—	—	10,166
19 Entertainment	121,328	(33,114)	—	(7,307)	80,907
MBST	10,097	—	(7,922)	—	2,175
Ali Business	4,450	—	(3,340)	—	1,110

Total	$160,454	$(33,114)	$(11,262)	$(7,307)	$108,771

The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $7.3 million in 2008.

The changes in the book value of indefinite lived intangible assets for the year ended December 31, 2008 are as follows (dollar amounts in thousands):

	Balance at		Balance at
	December 31,	Impairment	December 31,
	2007	Charge	2008

Trademarks, publicity rights and other intellectual property:
Presley Business	$38,165	$—	$38,165
Ali Business	52,599	(24,399)	28,200

	$90,764	$(24,399)	$66,365

Intangible assets as of December 31, 2008 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	11.1 years	$28,900	$(7,353)	$21,547
Other Presley intangible assets	13.2 years	13,622	(5,265)	8,357
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	3.3 years	58,644	(30,948)	27,696
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	0.7 years	12,252	(10,538)	1,714
MBST artist contracts, profit participation rights and other intangible assets	3.0 years	4,270	(2,546)	1,724

		$117,688	$(56,650)	$61,038

The gross carrying amount of intangible assets of $117.7 million in the table above differs from the amount of $144.6 million in the table below due primarily to foreign currency movements of $(26.9) million.

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

Amortization expense for definite lived intangible assets was $17.9 million, $19.8 million, and $18.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows:

Years Ending December 31,	(In thousands)

2009	$16,100
2010	15,300
2011	14,200
2012	5,500
2013	2,800

9.	Debt

At December 31, 2008, the Company had $1.9 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2012. On December 19, 2008, the Company prepaid $500,000 of the principal (see note 15).

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2008, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein. A commitment fee of 0.375%-0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at December 31, 2008 bears interest at the Eurodollar rate resulting in an effective annual interest rate at December 31, 2008 of 3.33% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of December 31, 2008.

The fair value of the Company’s debt has been calculated at $90.0 million as of December 31, 2008, reflecting to the favorable interest rates on the Company’s debt instruments.

The scheduled repayments of debt outstanding as of December 31, 2008, are as follows:

Years Ending December 31,	(In thousands)

2009	$489
2010	473
2011	100,498
2012	458
2013	—
Thereafter	—

$101,918

10.	Stockholders’ Equity

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

The Company has no outstanding warrants as of December 31, 2008.

11.	Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 2,807,911 at December 31, 2008.

Restricted Stock Grants

The Company issued 200,000 restricted shares to an executive in 2008. These restricted shares were valued at $1.7 million and were subject to various vesting requirements. For the year ended December 31, 2008, the full value of the grant was charged to non-cash compensation as the grant was fully vested as performance targets were met. The Company issued 55,500 restricted shares to employees valued at $0.7 million in 2007 and 15,000 restricted shares to employees valued at $0.2 million in 2006. These shares are subject to various vesting requirements and the shares are charged to non-cash compensation expense ratably over the vesting periods, which do not exceed five years. As of December 31, 2008, 40,984 of restricted shares granted to employees are unvested and 7,100 have been forfeited and therefore will not vest.

Stock Option Grants

The Company granted 223,500 and 124,500 stock options to employees in 2008 and 2007, respectively. These options vest 20% on each anniversary from the dates of grant.

The Company granted 218,000 stock options to employees in 2006. The options vest 30% on the third anniversary from the dates of grant; 30% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. An additional 10,000 options granted in 2006 vest at the rate of 20%-33% per year commencing on the effective date of the grant. All stock options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant.

Compensation expense for stock option grants is being recognized ratably over the vesting period, assuming 75% of the options will ultimately vest.

The following assumptions were used in valuing stock options granted during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Risk-free average interest rate	3.1%	4.5%	5.0%
Volatility	37.0%	39.0%	38.0%
Expected life (years)	6.5	6.5	7.5
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$3.54	$5.71	$5.75

We estimated forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

A summary of the status of the Company’s stock options as of December 31, 2008 and 2007 and changes during the years then ended are presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Balance outstanding at beginning of year	515,000	$12.75	440,000	$12.97	259,500	$12.20
Granted	223,500	$8.28	124,500	$12.02	218,000	$13.88
Exercised	—	—	—	—	—	—
Forfeited	(26,400)	$10.92	(49,500)	$12.85	(37,500)	$12.87

Balance outstanding at end of year	712,100	$11.42	515,000	$12.75	440,000	$12.97

Balance exercisable at end of year	89,530	$12.24

Balance expected to vest in future years	531,095	$11.44

Total compensation cost not yet recognized for stock options as of December 31, 2008 is $1.6 million and the weighted average future period for recognizing this cost is 3.0 years. The weighted average remaining life of outstanding stock options is 7.8 years which approximates the weighted average remaining contractual term. Total compensation cost not yet recognized for restricted stock grants as of December 31, 2008 is $0.6 million and the weighted average remaining vesting period is 2.2 years.

Compensation expense for all stock plan awards to employees for the years ended December 31, 2008, 2007 and 2006 were $2.5 million, $1.2 million and $0.8 million, respectively. The Company issued 38,628, 28,293, and 16,355 shares to independent directors as compensation in the years ended December 31, 2008, 2007, and 2006, respectively. Related compensation expense for stock issuances to independent directors in the years ended December 31, 2008, 2007 and 2006 were $0.3 million, $0.4 million and $0.2 million.

12.	Income Taxes

Domestic and foreign income (loss) from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2008	2007	2006

Domestic operations	$(4,785)	$(394)	$(9,692)
Foreign operations	37,902	41,387	26,504

Income before income taxes, equity in earnings of affiliates and minority interest	$33,117	$40,993	$16,812

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2008	2007	2006

Current provision (benefit)
Federal	$9,369	$3,448	$2,089
Foreign	17,509	15,134	5,030
State	3,475	2,652	1,068

	30,353	21,234	8,187
Deferred provision (benefit)
Federal	(10,226)	2,474	(368)
Foreign	(3,951)	(4,253)	(1,484)
State	(1,746)	(23)	(157)

	(15,923)	(1,802)	(2,009)

Total income tax expense	$14,430	$19,432	$6,178

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% in 2008, 2007 and 2006. The differences are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2008	2007	2006

Income tax expense at statutory federal rate	$11,591	$14,346	$5,884
Effect of state and local income taxes	1,124	1,350	1,002
Foreign earnings	(1,226)	932	686
Valuation allowance	—	—	(2,947)
Income taxed directly to minority interests	(314)	(558)	(378)
Intercompany transactions	—	—	1,154
Transaction related costs	(792)	1,586	—
MBST impairment charge	2,773	—	—
Other permanently non-deductible related items	1,274	1,776	777

Income tax expense	$14,430	$19,432	$6,178

The 2008 provision includes a $2.8 million tax detriment related to the MBST impairment charge as the Company has no tax basis in the MBST goodwill and therefore the impairment charge is a permanent book-tax difference. The impairment charge at the Ali Business flows through deferred taxes.

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
(in thousands)	2008	2007

Deferred income tax assets:
Current
Inventory	$340	$332
Accounts receivable	779	659
Deferred revenue	3,822	302

Current deferred income tax assets	4,941	1,293

Non-current
Future foreign tax credit carryforwards	19,707	23,116
Net operating loss carryforwards/unremitted earnings	(32)	(111)
Deferred revenue	723	618
Other	1,349	163
Less: valuation allowance	(15,809)	(23,116)

Non-current deferred income tax assets	5,938	670

Total deferred income tax assets, net	10,879	1,963
Deferred tax liabilities:
Intangible asset basis difference	(23,735)	(38,483)
Property and equipment	(46)	(186)
Other	37	586

Total deferred income tax liabilities	(23,744)	(38,083)

Total deferred income tax assets (liabilities), net	$(12,865)	$(36,120)

The deferred tax assets at December 31, 2008 and December 31, 2007 were reduced by a valuation allowance of $15.8 million and $23.1 million, respectively. The valuation allowance relates to uncertainty regarding the future realizability of tax benefits related to future foreign tax credit carryforwards. In addition to the current year reduction in valuation allowance resulting from the utilization of a portion of the future foreign tax credit carryforwards in 2008, the Company evaluated the future utilization of the future foreign tax credit carryforwards and has reduced the valuation allowance by an additional $3.9 million related to an increased level of certainty regarding the use of a portion of the remaining future foreign tax credit carryforwards. The release of the valuation allowance and the current year movement were reversed against goodwill in accordance with FAS 109 and EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. A change in SFAS 141(R) that will impact the accounting for prior acquisitions is that beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals which resulted from acquisitions will be recorded as adjustments to income tax expense. A valuation allowance is not needed against any of the other deferred tax assets.

The increase in current deferred income tax assets primarily relates to the $9.0 million license fee paid by FXRE to EPE in 2008, which has been deferred for book purposes.

At December 31, 2007, the Company wrote off approximately $0.4 million of foreign net operating loss carryforwards that would never be utilized. The deferred tax asset for this amount was offset by a valuation allowance which was also written off. Thus there was no effect on the 2007 effective tax rate.

Deferred income taxes of less than $0.1 million and $0.1 million for the tax years ended December 31, 2008 and 2007, respectively, have been provided on the undistributed earnings of foreign affiliates accounted for under the equity method, because the Company does not plan to permanently reinvest those earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company made an initial adjustment to its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefit is as follows:

(in thousands)

Balance at January 1, 2008	$193
Increases/(decreases) related to prior period positions	—
Increases/(decreases) related to current period positions	—
Decreases due to settlements with taxing authorities	—
Decreases due to lapse of statute of limitations	—

Balance at December 31, 2008	$193

(in thousands)

Balance at January 1, 2007	$—
Increases related to adoption of FIN 48	120
Increases/(decreases) related to prior period positions	73
Increases/(decreases) related to current period positions	—
Decreases due to settlements with taxing authorities	—
Decreases due to lapse of statute of limitations	—

Balance at December 31, 2007	$193

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. CKX has cumulatively accrued $0.5 million in interest and penalties. For the year ended December 31, 2008, the Company accrued interest and penalties of less than $0.1 million.

New York State is in the process of auditing 19 Entertainment, Inc. for the period July 1, 2003 through March 17, 2005. New York State has notified the Company that it will commence audits of the Company’s tax years ended December 31, 2005, 2006 and 2007. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. Open tax years related to federal filings are for the years ended December 31, 2005, 2006 and 2007. Open tax years for state and local jurisdictions are not considered to have a material impact on the financial statements in the event of an examination.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006. HMRC usually has 24 months from the end of the accounting period to review and query each return.

13.	Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. The operating results of MBST are reported as part of Corporate and Other for segment purposes. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE are reflected as part of discontinued operations, along with the Company’s 2% share of the net losses under the cost method of accounting of FXRE from September 27, 2007 through December 31, 2007 (see note 3).

The Company evaluates its operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets (which we refer to as “OIBDAN”).

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

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
Segment Information	Licensing	Operations	Entertainment	Business (2)	Other (1)(2)	Total
	(Amounts in thousands)

Year ended December 31, 2008:
Revenue	$18,186	$36,713	$223,625	$4,028	$5,576	$288,128

Operating income (loss)	$7,870	$3,875	$75,103	$(26,805)	$(23,103)	$36,940

Depreciation and amortization	$2,582	$2,251	$15,352	$59	$917	$21,161

OIBDAN	$10,491	$6,205	$92,457	$1,008	$(13,445)	$96,716

Year ended December 31, 2007:
Revenue	$21,883	$40,879	$192,962	$6,151	$4,902	$266,777

Operating income (loss)	$9,364	$5,019	$50,254	$2,718	$(24,597)	$42,758

Depreciation and amortization	$2,582	$2,089	$16,916	$51	$913	$22,551

OIBDAN	$11,981	$7,172	$67,417	$2,784	$(22,720)	$66,634

Year ended December 31, 2006:
Revenue	$13,699	$35,081	$151,218	$4,065	$6,090	$210,153

Operating income (loss)	$6,300	$2,391	$28,061	$1,404	$(18,261)	$19,895

Depreciation and amortization	$2,582	$1,823	$15,195	$67	$874	$20,541

OIBDAN	$8,897	$4,254	$43,476	$1,481	$(16,620)	$41,488

(1)	The operating losses in 2008 and 2007 include $(5.8) million and $5.3 million, respectively, of merger and distribution-related costs (recoveries), net. The operating losses in 2008 and 2006 include $2.3 million and $3.2 million of acquisition-related costs.

(2)	The 2008 operating losses for the Ali Business and Corporate and Other segments include $27.8 million and $7.9 million, respectively, of intangible asset impairment charges.

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
	Licensing	Operations	Entertainment	Business	Other	Total
	(Amounts in thousands)

Asset Information:
Segment assets at December 31, 2008	$84,437	$74,359	$148,548	$31,362	$137,355	$476,061

Segment assets at December 31, 2007	$83,324	$72,846	$230,696	$60,053	$78,536	$525,455

Investment in affiliates at December 31, 2008	$3,113	$—	$1,047	$—	$—	$4,160

Investment in affiliates at December 31, 2007	$—	$—	$1,311	$—	$6,175	$7,486

Purchase of property and equipment for year ended December 31, 2008	$—	$4,562	$3,217	$4	$55	$7,838

Purchase of property and equipment for year ended December 31, 2007	$—	$9,776	$1,511	$5	$62	$11,354

Purchase of property and equipment for year ended December 31, 2006	$—	$8,748	$1,690	$11	$235	$10,684

Below is a reconciliation of the Company’s OIBDAN to net income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Amounts in thousands)	2008	2007	2006

OIBDAN	$96,716	$66,634	$41,488
Impairment charges	(35,661)	—	—
Depreciation and amortization	(21,161)	(22,551)	(20,541)
Non-cash compensation	(2,954)	(1,325)	(1,052)
Interest income	1,778	1,644	1,406
Interest expense	(5,601)	(5,590)	(1,166)
Equity in earnings of affiliates	2,521	1,566	686
Other income (expense)	—	2,181	(3,323)
Income tax expense	(14,430)	(19,432)	(6,178)
Minority interest	(2,257)	(2,553)	(2,127)
Loss from discontinued operations	—	(8,430)	—

Net income	$18,951	$12,144	$9,193

Based upon the location of customers, the Company had revenue from international markets totaling $48.2 million for the year ended December 31, 2008, of which $4.8 million was attributable to the Royalties and Licensing segment, $42.4 million was attributable to the 19 Entertainment segment and $1.0 million was attributable to MBST in the Corporate and Other segment. For the year ended December 31, 2007, the Company had revenue from international markets totaling $31.7 million, of which $3.6 million was attributable to the Royalties and Licensing segment and $28.1 million was attributable to the 19 Entertainment segment. For the year ending 2006, the Company had revenue from international markets totaling $27.1 million, of which $3.3 million was attributable to the Royalties and Licensing segment and $23.8 million was attributable to the 19 Entertainment segment.

$17.9 million of 2008 international revenue was from the United Kingdom. Assets based in the United Kingdom are $160.2 million. In 2008, the Company had revenue from one customer that represented greater than 10% of the Company’s total revenue. This customer accounted for $72.9 million of the 19 Entertainment segment’s total revenue.

14.	Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $4.3 million, $3.9 million and $2.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Minimum rental commitments under noncancelable operating leases are as follows:

(In thousands)

Year Ending December 31,
2009	$4,343
2010	3,645
2011	2,891
2012	2,946
2013	2,185
Thereafter	3,509

$19,519

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

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(In thousands)

Year Ending December 31,
2009	$14,976
2010	4,802
2011	1,944
2012	560
2013	560
Thereafter	607

$23,449

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open in January 2010. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company. The partnership is a variable interest entity as defined by FIN 46R. The Company is not the primary beneficiary of the partnership and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of approximately $3.1 million in 2008 and expects to fund the remaining $20.9 million in 2009 and early 2010. This amount was recorded within other assets on the accompanying condensed consolidated balance sheet.

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company can exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers can exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights apply to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition. As the Company considered the common stock, including the put and call option, as a single equity instrument, and since the stock was puttable to the Company at the option of these sellers, these shares have been presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights at $23.0 million.

In connection with the acquisition of MBST, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period following the closing. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met.

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

Another lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp. on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and seeks class action status to represent all of the Company’s public stockholders. The complaint alleges that the sale price is too low and that the Company’s directors have therefore breached their fiduciary duties by approving the transaction.

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

As a result of the termination of the Merger Agreement, the terms of the settlement agreement became moot and therefore the settlement agreement was not finalized.

Notwithstanding the termination of the Merger Agreement, plaintiffs’ counsel has indicated to the Company that it does not intend to consent to a dismissal of the lawsuit, but rather is considering filing an amended complaint. The Company is not aware of what the basis for an amended complaint might be and is therefore unable to evaluate the merit of the complaint or anticipate the extent of any liability.

15.	Related Party Transactions

Please see Note 2 regarding the terminated Merger Transaction with 19X.

Please see Note 3 regarding the Transactions Involving FX Real Estate and Entertainment Inc. and FX Luxury Realty, LLC.

On September 29, 2008, the Company made a loan to The Promenade Trust in the amount of approximately $0.5 million. The Promenade Trust holds the Company’s Series B Convertible Preferred Stock and is the owner of the minority equity interest in the Presley Business. The loan, which bore interest at the rate of 2.38% per annum, was settled on November 7, 2008.

On December 19, 2008, the Company prepaid a $500,000 principal payment due in February 2013 under the Company’s subordinated promissory note that was issued in connection with the acquisition of the Presley Business. The Company recorded a $25,000 gain on this transaction.

The Company subleases from a third party 16,810 square feet, comprising the entire 16th and a portion of the 15th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. The remainder of the 15th floor at 650 Madison Avenue is subleased from the same sublessor by Flag Anguilla Management (“Flag Anguilla”), a company in which Robert F.X. Sillerman is the majority shareholder. Both the CKX and Flag Anguilla subleases have cross default provisions, so that a default by Flag Anguilla under its sublease could result in the sublessor calling a default under the CKX sublease, thereby forcing CKX to vacate its office space. For administrative convenience and to protect CKX from any cross default risk, CKX has historically paid the rent for the full space directly to the sublessor, and Flag Anguilla has then immediately reimbursed CKX for its portion of the monthly rent ($42,000). Starting with October 2008, Flag Anguilla stopped reimbursing CKX for its portion of the monthly rent. In order to avoid a potential cross default as referenced above, CKX elected to continue to make payment on the full space and seek payment after the fact from Flag Anguilla. As of January 31, 2009, CKX had made unreimbursed rental and related payments (including real estate taxes and operating expenses) for the benefit of Flag Anguilla in the amount of $212,626. All amounts paid by the Company on behalf of Flag Anguilla were reimbursed to the Company in March 2009. The Company did not make any payments on Flag Anguilla’s behalf in respect of rent due for February or March 2009.

Upon payment of the outstanding amounts referenced above, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FXRE, pursuant to which (i) Flag Anguilla will assign its sublease for the 15th floor to CKX and vacate the space, and (ii) CKX will sublicense a portion of such space to each of Flag Luxury Properties and FXRE. The terms of the agreements will run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX will be responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Luxury Properties and FXRE will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. Each agreement will be terminable at the option of FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and will be terminable at the option of CKX upon the failure of a FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period. The effectiveness of the assignment of the sublease and the agreements is conditioned on Flag Anguilla being current on its rent through March 1, 2009.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum and is due monthly which has been paid currently through December 31, 2008. Principal payments are due in each February during the years 2009 through 2012 based at a rate of 50% of the vendor’s cash flow, as defined; the maturity date of the loan is in August 2012. No principal payment was due or made in February 2009 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at December 31, 2008. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.5 million and $0.2 million were expensed under the agreement in the years ended December 31, 2008 and 2007, respectively. The consulting agreement may be terminated by either party upon sixty days notice.

16.	Retirement Plan

The Company has a defined contribution plan covering U.S. employees who have met eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of what an employee contributes to the plan. The Company’s matching contribution for the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.5 million, and $0.4 million, respectively.

17.	Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

As a result of the seasonality of the Company’s businesses, including the timing of the airing of its principal television properties, and impairment charges recorded in the fourth quarter of 2008, the Company generated lower revenue, a loss from operations and a net loss during the fourth quarters of the years ended December 31, 2008. All amounts for all periods shown are in thousands, except share information.

For The Year Ended	First	Second	Third	Fourth
December 31, 2008	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$65,237	$88,510	$96,977	$37,404	$288,128
Depreciation and amortization	5,632	5,457	5,322	4,750	21,161
Impairment charges	—	—	—	35,661	35,661
Other operating (income) expense	(217)	58	(5,631)	(10,120)	(15,910)
Operating income (loss)	20,059	25,233	22,708	(31,060)	36,940
Income tax expense (benefit)	8,365	11,515	12,152	(17,602)	14,430
Equity in earnings of affiliates	1,212	445	299	565	2,521
Minority interest	(397)	(678)	(688)	(494)	(2,257)
Net income (loss)	11,670	12,388	9,144	(14,251)	18,951
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to common shareholders	11,214	11,932	8,688	(14,707)	17,127
Basic income (loss) per common share	$0.12	$0.12	$0.09	$(0.15)	$0.18
Diluted income (loss) per common share	$0.12	$0.12	$0.09	$(0.15)	$0.18
Weighted average basic common shares outstanding	97,080,778	97,045,279	97,054,680	95,579,940	96,674,706
Weighted average diluted common shares outstanding	97,083,350	97,090,538	97,060,937	95,579,940	96,684,377

For The Year Ended	First	Second	Third	Fourth
December 31, 2007	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$49,598	$72,331	$99,069	$45,779	$266,777
Depreciation and amortization	5,572	5,526	5,658	5,795	22,551
Operating income	8,120	13,570	20,205	863	42,758
Other income (expense)	2	(388)	(8)	2,575	2,181
Income tax expense (benefit)	4,809	9,105	4,256	1,262	19,432
Equity in earnings (losses) of affiliates	377	(2,236)	514	2,911	1,566
Minority interest	(208)	1,531	(1,032)	(2,844)	(2,553)
Net income	3,356	1,912	6,433	443	12,144
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to common shareholders	2,900	1,456	5,977	(13)	10,320
Basic and diluted income (loss) per common share	$0.03	$0.01	$0.06	$—	$0.11
Weighted average basic common shares outstanding	96,737,982	96,857,748	96,985,517	97,019,427	96,901,172
Weighted average diluted common shares outstanding	96,947,282	96,949,853	97,087,081	97,019,427	96,991,441

18.	Subsequent Events

As referenced in note 3 above, on March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for six months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

3. Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was effective as of December 31, 2008.

4. There has not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on the Company’s internal control over financial reporting as of December 31, 2008. This report is located on page 54 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

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

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

See Table of Contents to Consolidated Financial Statements at page 52.

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

Financial Statement Schedule

SCHEDULE II

CKX, Inc.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	and Expenses	to Other Accounts	Deductions	End of Period

2008
Accounts receivable
Allowance for doubtful accounts	$832	$814	$—	$(843)	$803
Inventory allowance for obsolescence	627	114	—	(92)	649
Deferred taxes valuation allowance	23,116	—	(7,307)	—	15,809

Total	$24,575	$928	$(7,307)	$(935)	$17,261

2007
Accounts receivable
Allowance for doubtful accounts	$457	$588	$—	$(213)	$832
Inventory allowance for obsolescence	636	32	—	(41)	627
Deferred taxes valuation allowance	28,583	(479)	(4,988)	—	23,116

Total	$29,676	$141	$(4,988)	$(254)	$24,575

2006
Accounts receivable
Allowance for doubtful accounts	$7	$251	$227	$(28)	$457
Inventory allowance for obsolescence	394	296	—	(54)	636
Deferred taxes valuation allowance	31,405	(2,947)	125	—	28,583

Total	$31,806	$(2,400)	$352	$(82)	$29,676

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed June 1, 2007, and incorporated herein by reference) (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
2.2	Amendment No. 1, dated as of August 1, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed August 1, 2007, and incorporated herein by reference.)
2.3	Amendment No. 2, dated as of September 27, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.4	Amendment No. 3, dated as of January 23, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of September 27, 2007 and August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed January 24, 2008, and incorporated herein by reference.)
2.5	Amendment No. 4, dated as of May 27, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of January 23, 2008, September 27, 2007 and August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed May 29, 2008, and incorporated herein by reference.)
2.6	Management Cooperation Agreement, dated as of June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto (Previously filed as Exhibit 2.2 to the Form 8-K filed June 1, 2007, and incorporated herein by reference.)
2.7	Amendment, dated July 18, 2007, to the Management Cooperation Agreement, dated June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I to the Management Cooperation Agreement (Previously filed as Exhibit 2.3 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.)
2.8	Amendment No. 2, dated as of September 27, 2007, to the Management Cooperation Agreement dated as of June 1, 2007 and amended as of July 18, 2007 (Previously filed as Exhibit 2.2 to the form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.9	Amendment No. 3, dated as of May 27, 2008, to the Management Cooperation Agreement dated as of June 1, 2007 and amended as of July 18, 2007 and September 27, 2007 (Previously filed as Exhibit 2.2 to the Form 8-K filed May 29, 2007, and incorporated herein by reference.)
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (Filed herewith).
4.1	Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated February 7, 2005 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.3	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant, dated as of February 7, 2005, to purchase shares of common stock of the Company (Previously filed as Exhibit 4.6 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.5	Form of Promissory Term Note made on December 15, 2008, payable to Priscilla Presley (Filed herewith).
4.6	Letter Agreement, dated June 6, 2005 among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.1	Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.2	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2005 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.3	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2005 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).

Exhibit No.	Description

10.4	Bridge Loan Credit Agreement dated as of February 7, 2005 among the Company, EPE Holding Corporation, certain financial institutions or entities from time to time, Bear, Stearns & Co., Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.12 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.6	Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2005 among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.21 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.7	Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.13 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.8	Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated as of April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.9	Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.10	Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.9	Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated as of May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.10	Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.11	Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.1 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.2 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement between the Company and Howard J. Tytel (Previously filed as Exhibit 10.3 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.14	Amended and Restated Employment Agreement between the Company and Thomas P. Benson (Previously filed as Exhibit 10;4 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.15	Employment Agreement between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).
10.16	Director’s Service Agreement, dated March 17, 2005 between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.17	Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.18	Shareholders Agreement dated June 22, 2004 between 19 Merchandising Limited, David Beckham, Victoria Beckham and Beckham Brand Limited (Previously filed as Exhibit 10.28 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).
10.19	Revolving Credit Facility Commitment Letter, dated June 2, 2005, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2005, and incorporated herein by reference.
10.20	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony Music Entertainment (UK) Limited, dated November 28, 2005 (Previously filed as Exhibit 10.31 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).

Exhibit No.	Description

10.21	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement (Previously filed as Exhibit 10.32 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.22	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series (Previously filed as Exhibit 10.33 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.23	Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.24	First Amendment and Waiver dated as of February 20, 2007 to the Credit Agreement, dated as of May 24, 2006 (Previously filed as Exhibit 10.2 to the form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.).
10.25	Second Amendment dated as of June 1, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20,2007 (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarterly period September 30, 2007 and incorporated herein by reference.)
10.26	Third Amendment dated as of September 27, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20,2007 and June 1, 2007. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.)
10.27	Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, dated October 22, 2002 (Previously filed at Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.28	License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).
10.29	Amendment No. 1, dated November 16, 2007, to the License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.29 to the Form 10-K filed March 4, 2008, and incorporated herein by reference.)
10.30	License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).
10.31	Amendment No. 1, dated November 16, 2007, to the License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.31 to the Form 10-K filed March 4, 2008, and incorporated herein by reference.)
10.32	Termination, Settlement and Release Agreement, dated March 9, 2009, by and among FX Luxury, LLC, FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC (Filed herewith).
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.1	List of Subsidiaries (Filed herewith).
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board	March 10, 2009

By:	/s/ THOMAS P. BENSON Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer	March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chairman of the Board	March 10, 2009

By:	/s/ MITCHELL J. SLATER Mitchell J. Slater, Director	March 10, 2009

By:	/s/ HOWARD J. TYTEL Howard J. Tytel, Director	March 10, 2009

By:	/s/ EDWIN M. BANKS Edwin M. Banks, Director	March 10, 2009

By:	/s/ EDWARD BLEIER Edward Bleier, Director	March 10, 2009

By:	/s/ JERRY L. COHEN Jerry L. Cohen, Director	March 10, 2009

By:	/s/ SIMON FULLER Simon Fuller, Director	March 10, 2009

By:	/s/ CARL D. HARNICK Carl D. Harnick, Director	March 10, 2009

By:	/s/ JACK LANGER Jack Langer, Director	March 10, 2009

By:	/s/ PRISCILLA PRESLEY Priscilla Presley, Director	March 10, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

3.2	Amended and Restated Bylaws
4.5	Form of Promissory Term Note made on December 15, 2008, payable to Priscilla Presley
10.32	Termination, Settlement and Release Agreement, dated March 9, 2009, by and among FX Luxury, LLC, FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC (Filed herewith).
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer