Form 10-K/A
period 2008-12-31
CKX, Inc.
filed 2009-04-30
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
650 Madison Avenue
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Global Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing price of such stock on The NASDAQ Global Market on such date, was $481,915,175.

As of April 27, 2009, there were 94,155,772 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CKX, Inc.

EXPLANATORY NOTE

CKX, Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 10, 2009 (the “Original Report”), solely to amend and restate Item 5 of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

In this Amended Report, the words “we,” “us,” “our,” “CKX,” the “registrant” and the “Company” collectively refer to CKX, Inc., together with its subsidiaries and the predecessor.

Form 10-K/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $.01 per share (the “Common Stock”) is listed on The NASDAQ Global Market® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2008 and 2007 were as follows:

	2008
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2008	$5.95	$2.49
September 30, 2008	$8.64	$5.72
June 30, 2008	$10.57	$8.30
March 31, 2008	$11.32	$8.21

	2007
	High	Low

Quarters Ended
December 31, 2007	$12.60	$10.62
September 30, 2007	$14.25	$10.33
June 30, 2007	$14.65	$10.20
March 31, 2007	$14.00	$11.10

From January 1, 2009 through April 27, 2009, the high closing sales price for our Common Stock was $5.44, the low closing sales price was $3.12 and the last closing sales price on April 27, 2009 was $5.35. As of April 27, 2009, there were 1,053 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock.

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, the total dividend payment on the Series B Convertible Preferred Stock will be $1.8 million. If we fail to make a quarterly dividend payment to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% per annum and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8% per annum. All such dividend payments were made on a timely basis. Currently, our Series B Convertible Preferred Stock is held by a single investor.

Securities Authorized for Issuance Under Equity Compensation Plans

See the disclosure regarding securities authorized for issuance under our equity compensation plans that is included below under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Performance Graph

The graph below matches the cumulative 5-year total return of holders of CKX, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P SuperCap Media index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CKX Inc., The S&P 500 Index
And The S&P SuperCap Media Index

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

CKX Inc.	100.00	29999.71	43332.91	39099.62	39999.61	12774.55
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P SuperCap Media	100.00	98.94	87.06	113.44	95.99	59.18

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The following notes may be helpful in understanding the performance graph set forth above:

•	The Company was inactive from August 2002 until February 7, 2005, when current management took over and the Company entered a new line of business.

•	On December 15, 2004, immediately prior to the announcement that the Company entered into definitive agreements to acquire the Presley Business, the Company’s Common Stock closed at a trading price of $0.10 per share. On December 16, 2004, following such announcement, the Company’s Common Stock closed at a trading price of $6.41 per share.

•	On March 1, 2005, the Company’s Common Stock commenced trading on The NASDAQ Stock Market® under the symbol “CKXE.” Prior to that, the Company’s Common Stock traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol “SPEA.”

•	On December 31, 2008, the Company’s Common Stock closed at a trading price of $3.67 per share.

•	On April 27, 2009, the Company’s Common Stock closed at a trading price of $5.35 per share.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of CKX, Inc.

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position
Robert F.X. Sillerman	60	Chief Executive Officer, Chairman of the Board
Mitchell J. Slater	48	Senior Executive Vice President, Chief Operating Officer, Director, Member of the Office of the Chairman
Howard J. Tytel	62	Senior Executive Vice President, Director of Legal and Governmental Affairs, Director, Member of the Office of the Chairman
Thomas P. Benson	46	Executive Vice President, Chief Financial Officer, Treasurer
Simon Fuller	48	Chief Executive Officer, 19 Entertainment Limited, Director, Member of the Office of the Chairman
Edwin M. Banks	46	Director
Edward Bleier	79	Director
Jerry L. Cohen	75	Director
Carl D. Harnick	74	Director
Jack Langer	60	Director
Priscilla Presley	63	Director

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

Howard J. Tytel was appointed Senior Executive Vice President, Director of Legal and Governmental Affairs, director and Member of the Office of the Chairman effective February 7, 2005. Prior to that, since August 2000, Mr. Tytel was Executive Vice President and Director of Legal and Governmental Affairs of FXM, Inc. Mr. Tytel served as Executive Vice President, General Counsel, Secretary, a Member of the Office of the Chairman and a director of SFX Entertainment from December 1997 through August 2000.

Thomas P. Benson was appointed Executive Vice President, Chief Financial Officer and Treasurer effective February 7, 2005. Mr. Benson served as Chief Financial Officer and a director of FX Real Estate and Entertainment Inc. from January 2008 until February 2009 and January 2009, respectively. Mr. Benson also serves as Executive Vice President and Chief Financial Officer of MJX Asset Management. Mr. Benson has been with MJX since November 2003. Mr. Benson was Chief Financial Officer at FXM, Inc. from August 2000 until February 2005. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997.

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

Jerry L. Cohen was appointed to our board of directors on February 7, 2005. Mr. Cohen has been associated for more than ten years with Tishman Speyer, one of the largest and oldest real estate development organizations in the United States. Prior to that, from 1992 to 1998, Mr. Cohen was Vice Chair and a member of the Board of Directors of Cushman & Wakefield, Inc. Mr. Cohen is a partner of Yankee Global Enterprises. Mr. Cohen is a member of the Board of Overseers of New York University’s Stern School of Business.

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

On December 18, 2008, Michael G. Ferrel resigned as President of the Company. Mr. Ferrel and Bruce Morrow also declined to stand for re-nomination to the Company’s Board of Directors at its annual meeting of stockholders on December 18, 2008. In notifying the Company of his intention to step down from his executive role and directorship, Mr. Ferrel, who is a resident of Massachusetts, cited his desire to spend more time with his family and to focus on personal investments. Mr. Morrow cited an increased business schedule, primarily related to his weekly radio broadcast on Sirius XM Radio, as the primary reason for his decision not to continue on the Board.

On January 12, 2009, John Miller resigned from the Company’s Board of Directors. Mr. Miller proposed that the Company consider making an investment in an unaffiliated company in which he holds an equity interest and for which he serves as a paid advisor. Mr. Miller notified the Company that he resigned to minimize any perceived or potential conflict of interest arising from such consideration and potential investment. As a result of the vacancy on the Company’s board of directors resulting from Mr. Miller’s, the Company is not in compliance with Nasdaq Rule 4350(c)(1) which requires that the Company maintain a majority of independent directors. Under Nasdaq Rule 4350(c)(1), the Company is required to gain regain compliance with the board composition by the earlier of its next annual stockholders meeting or one year from the occurrence of the event that caused the failure to comply with these requirements provided, however, that if the annual stockholders meeting occurs no later than 180 days following the event that caused the failure to comply with these requirements, the Company instead will have 180 days from such event to regain compliance.

Series C Director

In addition to its right to vote in the general election of members to our board of directors, the holder of the Series C Preferred Stock is entitled to elect one member to the Company’s board of directors, referred to herein as the “Series C Director.” Ms. Priscilla Presley currently serves on our board of directors as the Series C Director and the holder of the Series C Preferred Stock has confirmed its election of Ms. Presley to continue to serve as the Series C Director until the next annual meeting of stockholders or earlier removal by the holder of the Series C Preferred Stock in accordance with the Company’s Certificate of Incorporation. Ms. Presley has been deemed not to be an independent director. Holders of the Company’s Common Stock are not entitled to vote in the election of the Series C Director.

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

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that during 2008, all SEC filings of its directors and executive officers and persons who own more than 10% of its outstanding Common Stock were timely filed.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market®

and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines can be found on the Company’s website at www.ckx.com.

Board Committees

The following chart sets forth the current membership of each board committee and the number of meetings held during 2008. The board of directors reviews and determines the membership of the committees at least annually.

		Number of
Committee	Members	Meetings

Audit Committee*	Carl D. Harnick (Chairman) Jack Langer Jerry L. Cohen	6
Compensation Committee*	Edwin M. Banks (Chairman) Edward Bleier Jack Langer	9
Nominating and Corporate Governance Committee	Jack Langer (Chairman) Edward Bleier Jerry Cohen	1

* John D. Miller served as a member of the Audit Committee and as Chairman of the Compensation Committee until his resignation from the board on January 12, 2009. Edwin M. Banks filled the vacancy on the Compensation Committee that resulted from Mr. Miller’s resignation, and the resulting vacancy on the Audit Committee was filled by Jerry L. Cohen.

Audit Committee

The Audit Committee is comprised of Messrs. Harnick, Langer and Cohen. Mr. Harnick is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, the requirements of The NASDAQ Stock Market® and our Corporate Governance Guidelines. In addition, Mr. Harnick is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by The NASDAQ Stock Market®. The Audit Committee’s charter can be found on the Company’s website at www.ckx.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee

The Compensation Committee of the board of directors has responsibility for overseeing all aspects of the compensation program for the Chief Executive Officer and the other named executive officers of the Company who report to the Chief Executive Officer. In addition, the Committee reviews and approves the annual compensation packages, including incentive compensation programs, for the members of senior management of each of the Company’s subsidiaries and divisions. The Compensation Committee also administers the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. The Compensation Committee members are Edwin Banks (Chairman), Edward Bleier and Jack Langer, all of whom have been deemed by the board of directors to be independent within the meaning of the rules and regulations of the SEC, our Company’s Corporate Governance Guidelines, the regulations of The NASDAQ Stock Market® and Section 162(m) of the Internal Revenue Code.

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

Components of Compensation for Named Executive Officers

The key elements of annual executive compensation are base salary, annual performance incentive awards and long-term incentive awards. In considering appropriate levels of annual and long-term incentive compensation, the Company takes into account the extent to which existing incentives, including each executive’s existing stock ownership in the Company and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue the Company’s success. The Committee also reviews and analyzes the compensation of key executive officers in other communications and entertainment companies and may be guided in its decision making by the results of such analyses. The companies comprising this “peer” group for 2008 were: 4kids Entertainment, Inc.; Cablevision Systems Corporation; DreamWorks Animation SKG, Inc.; Gaiam, Inc.; Liberty Media Interactive; Lions Gate Entertainment Corp.; Live Nation, Inc.; Marvel Entertainment, Inc.; Sirius XM Radio, Inc.; Six Flags, Inc.; Viacom Inc.; and World Wrestling Entertainment, Inc. The Committee used this group to consider the form and structure of compensation elements among communications and entertainment companies having some characteristics in common with CKX. Because of the substantial differences in the size of several companies in the peer group relative to CKX, the Committee relied on a subset of the full group to determine the reasonableness of compensation levels for the company’s key executives.

Base Salary

The Compensation Committee annually reviews the base salaries of the Chief Executive Officer and other named executive officers of the Company, including Messrs Fuller, Ferrel (prior to his resignation in December 2008), Slater, Tytel and Benson. The salaries of the Chief Executive Officer and the other named executive officers were first set when they entered into employment agreements with the Company in 2005 to reflect the nature and responsibility of each of their respective positions and to retain a management group with a proven track record. The Company believes that entering into employment agreements with its most senior executives helps ensure that the

Company’s core group of managers will be available to the Company and its stockholders on a long-term basis. The employment agreements of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for a base salary that escalates annually by an amount not less than the greater of five percent or the rate of inflation. The base salary for each named executive officer may be raised in excess of this amount upon the recommendation and approval of the Compensation Committee. None of the named senior executives are guaranteed a bonus payment under the terms of his employment agreement. For a detailed description of the employment agreements see “Employment Agreements” below.

In accordance with annual practice, the Compensation Committee reviewed the salaries of these executive officers following the conclusion of 2008 and ratified the increase in the base salary of 5% for each of Messrs. Sillerman, Slater, Tytel and Benson for 2009, the same as the increase in 2008. The decision not to adjust the base salaries of the senior executive officers by an amount greater than the minimum required by their employment agreements, despite the fact that the Company achieved its strategic and financial objectives for the year, was motivated primarily by management’s and the Compensation Committee’s desire to approach compensation conservatively. Mr. Ferrel’s employment agreement was terminated upon his resignation as President of the Company on December 18, 2008. While Mr. Fuller’s employment agreement does not require a minimum annual increase, it does require that his salary be reviewed annually and the Compensation Committee approved an increase in his base salary of 5% for 2009.

Annual Incentives

For 2008, the Compensation Committee determined, at the recommendation of management, that no formal annual incentive compensation plan for the Company’s named executive officers would be adopted for 2008. This decision was made, in large part, in light of the proposed merger with 19X. The Committee and senior management determined not to attempt to construct a bonus plan on the operating results of a public company which, if the merger transaction had closed, would then have become applicable to a private company, given the expectation that the private company would have different financial constraints.

While the Committee did not adopt a formal bonus plan for the senior executives at the beginning of 2008, management and the Compensation Committee believed that the overall performance of the Company during this particularly challenging year warranted the payment of bonuses to a number of executives. In considering the payment of bonuses, the Committee retrospectively considered criteria that they believed would have been considered had a bonus plan been established at the outset of the year. The Committee also considered competitive compensation levels among our peer group companies in determining the range of possible bonuses.

For Mr. Sillerman, the Committee considered revenue and OIBDAN (the Company’s measure of cash flow) performance relative to budget for the Company and each of its divisions, with the consolidated results being weighted more heavily than the divisional results and placing greater weight on OIBDAN than revenue in each case. Mr. Sillerman’s presumptive target bonus was $1,550,000. A bonus funding formula was established wherein 50 percent of the target bonus would be deemed earned at 90 percent achievement of budgeted goals, 100 percent of the target bonus would be deemed earned at 100 percent achievement and 200 percent of the target bonus would be deemed earned at 120 percent achievement. Based on the audited financial results for the year ended December 31, 2008, the company exceeded its revenue budget for the year and fell slightly below its OIBDAN budget. 19 Entertainment exceeded both its revenue and OIBDAN budgets, Elvis Presley Enterprises and Muhammad Ali Enterprises both fell short of their revenue and OIBDAN budgets. Applying these results to the formula, and taking into account a number of non-financial criteria, the Committee awarded Mr. Sillerman a bonus of $1,150,000 for 2008, which represented 72.4 percent of his presumptive target bonus.

For Mr. Fuller, the Committee considered the performance of 19 Entertainment, the unit he heads, and noted that 19 Entertainment exceeded both its revenue and OIBDAN budgets. The Committee was also mindful of Mr. Fuller’s efforts (and the corresponding results) in continuing to build significantly the brand equity of the “Idol” franchise. For these reasons, the Committee approved Mr. Sillerman’s recommendation of a 2008 bonus of £1,000,000 ($1,448,910) for Mr. Fuller.

For Messrs. Tytel, Slater and Benson, the Committee considered the financial results of the Company and its divisions, competitive compensation levels, and their very significant respective contributions in managing the

Company in the face of a difficult economy and uncertainty surrounding the Company’s ongoing status as a public or private entity. The Committee determined that the bonus amounts recommended by Mr. Sillerman for Messrs. Tytel, Slater and Benson were reasonable in view of performance and were well within the range of competitive practice. As a result, the Committee approved the 2008 bonuses of $275,000 each for Messrs. Tytel and Slater, and $225,000 for Mr. Benson.

In March 2009, the Committee adopted an annual incentive compensation plan for 2009 for each of Messrs. Sillerman, Fuller, Slater, Tytel and Benson. The 2009 annual incentive compensation plan provides a target bonus for each executive and establishes financial performance goals for the Company which, if achieved at varying levels, results in payment of an escalating percentage of such target bonus to the executives. The Committee selected OIBDAN-based financial targets to measure achievement because it considers OIBDAN to be an important indicator of the operational strengths and performances of the Company’s businesses. OIBDAN, a non-GAAP financial metric generally employed as a measure of cash flow, is defined for the purposes of the senior executive incentive compensation plan as operating income (loss) before corporate expense, non-cash depreciation of tangible assets, non-cash amortization of intangible assets , non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets.

The financial performance threshold on which the payment of bonuses is based (the “Performance Target”) consists of a formula that weights predetermined OIBDAN goals for 2009 for CKX on a consolidated basis (60%), as well as budget goals for each of 19 Entertainment (20%), Elvis Presley Enterprises (15%) and Muhammad Ali Enterprises (5%). The OIBDAN targets for CKX as well as each of the aforementioned divisions represent amounts that would evidence growth over financial performance for the prior year.

The target bonuses for Messrs. Sillerman, Slater, Tytel and Benson are $1.6 million, $325,000, $325,000 and $325,000, respectively (each, a “Target Bonus”). For Mr. Fuller, the target bonus is £1.5 million. The target bonus amounts were determined based on competitive data compiled on our peer group as well as additional data (annual incentive structures, not levels) drawn from the public filings pertaining to key executive incentive compensation in other media and entertainment companies.

The executives will be paid 50% of the Target Bonus amounts upon achieving 90% of the Performance Target, with the payment increasing proportionately to 100% of Target Bonus upon achieving 100% of the Performance Target and increasing proportionately from there to 200% of Target Bonus upon achieving 120% of the Performance Target. The Committee also considers performance in several subjective measures including strategy, brand equity development and management succession planning among others and retains the discretion to adjust downward the bonus payable to an executive based on these evaluations.

The Committee also retains the discretion to approve bonuses outside of the annual incentive compensation plan if such bonuses are in the best interests of the stockholders and the Company. Any such bonuses granted outside of the plan, however, would not qualify for the exemption from the deduction limitations of Section 162(m) of the Internal Revenue Code.

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

In January 2007, the Compensation Committee adopted a policy whereby all annual award of stock options issued in connection with the year-end compensation review are to be granted on the first business day that is

72 hours after the release of the Company’s earnings. The Company believes that this policy aligns its employee’s interests with those of its stockholders as the price of award grants will be determined at a time when there is maximum transparency regarding the Company’s financial results. In addition to these annual grants, management and the Compensation Committee retain the flexibility to make grants of equity rewards from time to time during the year, including to new employees. Equity rewards to new employees will be priced at the close of the market on the day that employment commences. In accordance with this policy, all stock options approved by the Compensation Committee in February 2008 were granted on March 13, 2008, which was the first business day 72 hours after the filing of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

In April 2008, the Chief Executive Officer and Chairman of the Company recommended, and the Compensation Committee approved, a grant of 200,000 shares of restricted stock to Mr. Fuller based on the outstanding performance of 19 Entertainment Limited, the subsidiary of which Mr. Fuller serves as Chief Executive Officer. The restrictions on the shares shall lapse ratably over a five year period, provided that all restrictions will lapse upon 19 Entertainment exceeding a pre-established financial performance target for 2008. The Company established a threshold amount, measured by OIBDAN, that, if surpassed, would evidence substantial growth over 2007. In March 2009, the Committee determined that 19 Entertainment had met its financial performance target for 2008 and the restrictions on Mr. Fuller’s restricted stock grant lapsed accordingly. The decision to make this grant to Mr. Fuller was in large part in recognition of 19 Entertainment Limited substantially exceeding its budgeted results for 2007 and the continued outstanding performance of the American Idol platform in 2007, including the television show, record sales and the summer tour.

Perquisites

The Company provides its named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its objective of attracting and retaining exceptional executive talent. Perquisites to the named executive officers for 2008 included the following:

•	The Company provided a $24,000 car allowance to each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson and a $25,601 car allowance to Mr. Fuller.

•	The Company paid health and insurance premiums for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson in the amount of $23,786.

•	The Company contributed $2,262 to a personal pension scheme maintained in the United Kingdom by Mr. Fuller on his behalf.

•	Certain employees of the Company are permitted to provide services to Mr. Sillerman and/or entities he controls, provided that the Company is reimbursed for the fair value of such services, as determined by the Compensation Committee. The Compensation Committee determined the value of the services provided in 2008 by employees of the Company to Mr. Sillerman and/or entities he controls was $159,706. Mr. Sillerman’s salary for the year ended December 31, 2008 was reduced by such amount to compensate the Company for such services.

401(k) Plan

The Company maintains a retirement savings plan, or a 401(k) Plan, for the benefit of its eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21 and have been employed by the Company for a period of at least three months. Employees may elect to defer their compensation up to the statutorily prescribed limit. The Company matches 100% of the first 3% of each employee’s salary and 50% of the next 2% of an employee’s salary to the plan in cash. The matching funds provided by the Company, along with employees’ deferrals are 100% vested when contributed. During 2008, the Company provided $9,200 in matching contributions to the Company’s 401(k) plan for each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, the contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the plan, and all contributions are deductible by the Company when made.

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

Each of such named executive officers also may receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, in 2008, Messrs. Sillerman, Slater, Tytel and Benson received bonuses of $1,150,000, $275,000, $275,000, and $225,000, respectively.

Mr. Sillerman’s employment agreement is for a term of six years, while the agreement for each of Messrs. Slater, Tytel and Benson is for a term of five years, in each case beginning as of February 8, 2005. The employment agreements include a non-competition agreement between the executive officer and our Company which is operative during the term. Upon a “change in control,” the executive officer may terminate his employment, and, upon doing so, will no longer be subject to the non-competition provisions. In addition, Mr. Sillerman’s employment agreement provides that if Mr. Sillerman’s employment is terminated by our Company without “cause,” or if there is a “constructive termination without cause,” as such terms are defined in the employment agreements, his non-compete shall cease to be effective on the later of such termination or three years from the effective date of the agreement.

In January 2008, Mr. Sillerman’s employment agreement with CKX was amended to allow him to serve as Chairman and Chief Executive Officer of FX Real Estate and Entertainment Inc. Mr. Sillerman was appointed Chief Executive Officer of FX Real Estate and Entertainment Inc. on January 10, 2008. Mr. Sillerman has entered into an employment agreement with FX Real Estate and Entertainment Inc. which became effective on November 1, 2008.

In January 2009, the employment agreements of each of Messrs. Sillerman, Slater, Tytel and Benson were amended and restated for the purpose of incorporating, as necessary, the regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended.

The employment agreements for each of Messrs. Sillerman, Slater, Tytel and Benson provide for certain payments to be made to the executives upon such executive’s death or disability as more fully described below under “Potential Payments upon Death or Disability,” as well as upon a Change of Control or a termination without Cause, as more fully described under “Potential Payments upon Termination without Cause or Change-in-Control.”

The amended and restated employment agreements between the Company and Messrs. Sillerman, Slater, Tytel and Benson were filed with the SEC on January 7, 2009 as Exhibits 10.1 (Sillerman), 10.2 (Slater), 10.3 (Tytel) and 10.4 (Benson) to the Company’s Current Report on Form 8-K. The employment agreement between the Company and Mr. Ferrel was filed with the SEC on May 19, 2005 as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995).

Mr. Ferrel’s employment agreement with the Company was terminated upon his resignation as President on December 18, 2008. Mr. Ferrel continues to serve as a consultant to the Company.

In connection with the Company’s acquisition of 19 Entertainment, the Company entered into an employment agreement with Simon Fuller under which he continues to serve as the Chief Executive Officer of 19 Entertainment. The agreement is effective March 17, 2005 and provides for a term of six years. During the term, Mr. Fuller’s professional services are exclusive to 19 Entertainment subject to minor pre-approved business activities that do not compete with 19 Entertainment and do not affect Mr. Fuller’s ability to perform his duties to 19 Entertainment. The agreement provides for an annual base salary of £480,000 (or $704,832 as of April 27, 2009). In addition to such compensation and customary benefits, Mr. Fuller also may receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of our board of directors, on the recommendation of the Compensation Committee. Mr. Fuller has agreed to certain non-competition and non-

solicitation provisions, both in his employment agreement, which is governed by U.K. law, and in a separate non-compete agreement governed by New York law. Under his employment agreement, Mr. Fuller has agreed to restrictions covering the period ending on the earlier of twelve months following the termination of the agreement or six years from the date of the agreement. Under the terms of his separate non-compete agreement governed by New York law, Mr. Fuller is subject to non-competition, non-solicitation and non-disclosure provisions for a period of five years from the date of our acquisition of 19 Entertainment. The employment agreement between 19 Entertainment and Simon Fuller was filed with the SEC as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2005.

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

Internal Revenue Code Section 162(m)

Beginning in 1994, the Omnibus Reconciliation Act of 1993 amended Section 162(m) of the Internal Revenue Code limiting to $1 million the amount that may be deducted by a publicly held corporation for compensation paid to each of its named executives in a taxable year, unless the compensation in excess of $1 million is “qualified performance-based compensation.” The Compensation Committee and the Company have determined that the Company’s general policy is to design its short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives. Stockholder approval of the 2005 Omnibus Long-Term Incentive Compensation Plan has previously been sought and obtained, thereby ensuring that qualifying grants made pursuant to that plan will qualify for the performance-based exemption. While the Compensation Committee considers the impact of this rule when developing executive compensation programs, it retains the flexibility to structure the Company’s compensation programs in ways that best promote the interests of the Company and its stockholders. The Committee believes that all payments made under the plan that result in an executive receiving in excess of $1.0 million for the year will be exempt from the limits on deductability pursuant to Section 162(m) of the Internal Revenue Code.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee

Edwin M. Banks, Chairman
Edward Bleier
Jack Langer

2008 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company in all capacities for the fiscal year ended December 31, 2008 by our Chief Executive Officer and the five other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities during 2008. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

									Change in
									Pension
									Value
									and
									Nonqualified
									Deferred
						Stock		Option	Compensation
Name and Principal	Fiscal		Salary	Bonus		Awards		Awards	Earnings	All Other
Position	Year		($)	($)		($)		($)	($)	Compensation		Total

Robert F.X. Sillerman	2008	(1)	$595,050	$1,150,000	(1)	—		—	—	$216,692	(2)	$1,961,742
Chairman and Chief	2007	(3)	$588,505	—		—		—	—	$184,725	(4)	$773,230
Executive Officer	2006	(5)	$558,975	—		—		—	—	$192,895	(6)	$751,870
Thomas P. Benson	2008		$519,078	$225,000		—		—	—	$56,986	(7)	$801,064
Chief Financial Officer	2007		$496,125	$225,000		—		—	—	$56,605	(8)	$777,730
	2006		$470,625	—		—		—	—	$55,395	(9)	$526,020
Simon Fuller	2008	(10)	$1,038,757	$1,488,910		$1,700,000	(11)	—	—	$25,601	(12)	$4,253,268
Chief Executive Officer of	2007	(10)	$989,352	—		—		—	—	$29,445	(13)	$1,018,797
19 Entertainment Limited	2006	(10)	$884,640	$645,050		—		—	—	$31,104	(13)	$1,560,794
Michael G. Ferrel	2008	(14)	$727,014	—		—		—	—	$56,986	(7)	$784,000
President	2007		$716,625	$275,000		—		—	—	$56,605	(8)	$1,048,230
	2006		$679,792	—		—		—	—	$55,395	(9)	$735,187
Mitchell J. Slater	2008		$749,684	$275,000		—		—	—	$56,986	(7)	$1,081,670
Chief Operating Officer	2007		$716,625	$275,000		—		—	—	$56,605	(8)	$1,048,230
	2006		$679,792	—		—		—	—	$55,395	(9)	$735,187
Howard J. Tytel	2008		$749,684	$275,000		—		—	—	$56,986	(7)	$1,081,670
Senior Executive Vice	2007		$716,625	$275,000		—		—	—	$56,605	(8)	$1,048,230
President, Director of Legal and Governmental Affairs	2006		$679,792	—		—		—	—	$55,395	(9)	$735,187

(1)	The amount of $172,954 was withheld from Mr. Sillerman’s annual salary during 2008 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2008 valued at $159,706. This amount has been included under the column “All Other Compensation.” In [March 2009], the Company paid Mr. Sillerman the amount of $13,248, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2008. Although this amount was paid in 2009, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2008. Similarly, although Mr. Sillerman’s bonus amount of $1,150,000 was paid in 2009, it is included under “Bonus” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2008.

(2)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,200 of matching contributions made by the Company to

Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $159,706 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(3)	The amount of $164,778 was withheld from Mr. Sillerman’s annual salary during 2007 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2007 valued at $128,120. This amount has been included under the column “All Other Compensation.” In February 2007, the Company paid Mr. Sillerman the amount of $36,658, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2007. Although this amount was paid in 2008, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2007.

(4)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,000 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $128,120 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(5)	The amount of $155,512 was withheld from Mr. Sillerman’s annual salary during 2006 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2006 valued at $120,817. This amount has been included under the column “All Other Compensation.” In February 2007, the Company paid Mr. Sillerman the amount of $34,695, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2006. Although this amount was paid in 2007, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2006.

(6)	Includes: (a) $24,000 car allowance; (b) $22,595 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $8,800 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; (d) $120,817 for services provided by Company employees for Mr. Sillerman and/or entities he controls; and (e) $16,683 for the portion of time that the drivers that the Company provides to Mr. Sillerman spent rendering non-business related services for Mr. Sillerman in 2006.

(7)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by the Company on behalf of the named executive offer; and (c) $9,200 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(8)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of the named executive offer; and (c) $9,000 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(9)	Includes: (a) $24,000 car allowance; (b) $22,595 of health and dental insurance premiums paid by the Company on behalf of the named executive offer; and (c) $8,800 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(10)	Mr. Fuller is paid in U.K. pounds sterling. The average exchange rates applied in 2006, 2007 and 2008 were $1.843, $1.963 and $1.85518, respectively, per U.K. pound sterling.

(11)	Represents the fair value on the grant date of 200,000 shares of restricted stock granted to Mr. Fuller in 2008.

(12)	Includes a $25,601 car allowance.

(13)	Includes a $27,089 car allowance.

(14)	Mr. Ferrel resigned as President of the Company on December 18, 2008.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during 2008 were Messrs Bleier, Langer and Miller. Mr. Banks joined the Compensation Committee following Mr. Miller’s resignation as a director on January 12, 2009. During 2008, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

Options Granted in Fiscal Year 2008

We granted a total of 223,500 options during the fiscal year ended December 31, 2008. None of them were granted to the named executive officers.

Outstanding Equity Awards at December 31, 2008

Option Awards
Equity
Incentive
Plan
Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		($)	($)	Date

Robert F.X. Sillerman	—	—		—	—	—
Thomas P. Benson	—	—		—	—	—
Simon Fuller	30,000	70,000	(1)	—	$12.20	7/19/2015
Michael G. Ferrel	—	—		—	—	—
Mitchell J. Slater	—	—		—	—	—
Howard J. Tytel	—	—		—	—	—

(1)	30,000 of Mr. Fuller’s options vested on 7/19/2008; 30,000 vest on 7/19/2009 and 40,000 vest on 7/19/2010.

2008 Fiscal Year Option Exercises and Stock Vested

As of December 31, 2008, Mr. Simon Fuller was the only named senior executive officer holding stock options. As noted in the table above, 30,000 of Mr. Fuller’s options vested on July 19, 2008. None of the named senior executive officers exercised options in 2008 or had any shares of Common Stock vest.

Pension Benefits

None of our named executive officers is covered by a Company sponsored pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement. However, Mr. Fuller maintains a personal pension scheme in the United Kingdom. In 2008, the Company contributed approximately $2,262 to such plan on behalf of Mr. Fuller.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not-tax-qualified.

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

The amount of compensation payable to each named executive officer as described above is listed in the table below assuming the termination occurred on December 31, 2008:

			Health/
			Insurance
Name	Salary	Bonus	Benefits	Total

Robert F.X. Sillerman	$2,249,052	$725,000(1)	$49,554	$3,023,606
Thomas P. Benson	$1,557,234	$162,500(1)	$25,768	$1,745,502
Simon Fuller(2)	$1,678,659	—	—	$1,678,659
Michael G. Ferrel(3)	$2,249,052	$143,500(1)	$25,768	$2,418,320
Mitchell J. Slater	$2,249,052	$187,500(1)	$25,768	$2,462,320
Howard J. Tytel	$2,249,052	$187,500(1)	$25,768	$2,462,320

(1)	The bonus amount reflects the one year remaining on Messrs. Benson, Ferrel, Slater and Tytel’s contracts and the two years remaining on Mr. Sillerman’s contract. In calculating the bonuses, a $225,000 bonus for Mr. Benson and a $275,000 bonus for Messrs. Slater and Tytel for the years 2007 and 2008. No bonus was paid to these executives for 2005 or 2006, so the minimum $100,000 bonus was used in the calculation for those years. In calculating the bonus for Mr. Ferrel, a $275,000 bonus was used for the year 2007 and the minimum $100,000 bonus was used for 2005, 2006 and 2008, as no bonus was paid to Mr. Ferrel for those years. The bonus amount for Mr. Sillerman was calculated using a $1.15 million bonus for 2008 while the minimum $100,000 bonus was used in calculation for 2005, 2006, and 2007, as no bonus was paid for those years.

(2)	Mr. Fuller’s severance would be paid in U.K. pounds sterling. The exchange rate on December 31, 2008 was $1.48891 per U.K. pound sterling. This amount is an estimate of the amount that may be due to Mr. Fuller as severance under UK law. Mr. Fuller would have a duty to mitigate by obtaining substitute employment and the amount of the severance payment that the Company would be obligated to pay to Mr. Fuller as a result of a termination without cause would be reduced by the amount, if any, received by Mr. Fuller from alternate employment sources.

(3)	Mr. Ferrel resigned as President of the Company on December 18, 2008. Pursuant to his consulting agreement with the Company, however, Mr. Ferrel would remain entitled to this payment upon a “change-in-control” that occurred on or prior to February 7, 2011.

In the event of a change of control, each of the named executives, other than Mr. Fuller, may receive an additional tax-gross up payment to cover any taxes on the total amount so that such named executive officers receive the total amount, without any deduction for taxes. The estimated amount of such tax payments, along with the total amount that would be paid to each such named executive officer, are set forth in the table below assuming December 31, 2008 as the date of the change in control and assuming that Mr. Ferrel had not resigned as President:

	Total	Amount of	Total
	(Before Tax Gross-Up	Gross-Up	(After Tax Gross-Up
Name	Payment)	Payment	Payment)

Robert F.X. Sillerman	$3,206,384	$1,583,440	$4,789,824
Thomas P. Benson	$1,801,474	$656,864	$2,458,338
Michael G. Ferrel	$2,406,650	$1,049,807	$3,456,457
Mitchell J. Slater	$2,518,410	$917,526	$3,435,936
Howard J. Tytel	$2,503,410	$911,318	$3,414,728

In addition to the foregoing, in the event of a “termination without cause,” a “constructive termination without cause,” or a “change in control,” all previously granted but unvested restricted shares of Common Stock or options to purchase Common Stock held by Messrs. Sillerman, Ferrel, Slater, Tytel and Benson shall vest fully. As of December 31, 2008, none of such named executive officers held any stock options or unvested restricted shares of Common Stock.

The employment agreements of such named executive officers further provide that the Company will indemnify each of them for taxes incurred if his “change in control” payment is deemed an “excess parachute payment” under the Internal Revenue Code.

At December 31, 2008, Mr. Fuller currently held an option to acquire 100,000 shares of Common Stock, 30,000 of which was vested and 70,000 of which was unvested. See “Outstanding Equity Awards at December 31, 2008.” Under the stock option award agreement governing Mr. Fuller’s option, the option would become immediately vested and exercisable upon a change in control of the Company unless the successor company assumed or substituted Mr. Fuller’s stock option by offering Mr. Fuller the right to purchase or receive the same consideration received by the Company’s stockholders in the transaction constituting a change in control for each share of Common Stock subject to his option. If a change of control occurred on December 31, 2008 and the successor company did not substitute or assume Mr. Fuller’s stock options as described above, the value of Mr. Fuller’s accelerated option would have been $0, as the exercise price ($12.20) of his option was higher than the closing price of the Company’s Common Stock on December 31, 2008 ($3.67), the last trading day prior to the hypothetical change in control date.

Potential Payments upon Death or Disability

The employment agreements of each of Messrs. Sillerman, Ferrel, Slater, Tytel and Benson provide for the following benefits in the event of their death: (a) a payment in an amount equal to three times base salary in effect at the time of the executive officer’s death plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of each of such named executive officers in the event of their death as of December 31, 2008, and assuming that Mr. Ferrel had not resigned as President, would be $2,320,410 for each of Messrs. Sillerman, Ferrel, Slater and Tytel and $1,628,592 for Mr. Benson. Mr. Fuller is not contractually entitled to any payments from the Company upon his death.

Pursuant to the employment agreements for Messrs. Sillerman, Ferrel, Slater, Tytel and Benson, in the event of a disability continuing for a period in excess of six continuous months, such named executive officer shall be entitled to his full salary for the first six months of his disability (the last day of such 6-month period is referred to as the disability date), and, thereafter, each such named executive officer would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2008 and assuming that Mr. Ferrel had not resigned as President, the approximate amount that would be due to Mr. Sillerman would be $1,293,394, the approximate amount that would be due to each of Messrs. Ferrel, Slater and Tytel would be $718,552 and the approximate amount that would be due to Mr. Benson would be $513,280. Such amounts would be reduced by any benefits payable to the named executive officer under any insurance plan for which the Company paid the premiums. Under Mr. Fuller’s employment agreement, in the event of a disability continuing for a period in excess of six months in any rolling twelve-month period, he would be entitled to his full salary during the initial six-month period and, thereafter, to approximately $74,446 per year as long as he was undergoing medical treatment aimed at procuring his return to work. Mr. Fuller’s employment agreement provides that if he becomes incapable of performing his duties for six months or more during any twelve-month period by reason of ill health or other incapacity, he may be terminated. If the Company executes this right of termination, the maximum amount that the Company would be required to pay to Mr. Fuller, assuming a disability date of December 31, 2008, would be $390,839, less normal deductions for tax and national insurance.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2008, non-employee directors received an annual fee of $80,000, paid half in cash and half in shares of restricted Common Stock, or at their election all in shares of restricted Common Stock (see below), plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $50,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee, all of which were paid in cash. The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000, all of which were paid in cash. All non-employee directors have the option to elect to receive 100% of their compensation in shares of restricted Common Stock. The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate.

Effective April 1, 2009, the annual fee paid to directors was increased to $85,000, still paid half in cash and half in shares of restricted Common stock, or at the election of each director all in shares of restricted Common Stock. The annual fee payable to the chairperson of the Compensation Committee was increased to $25,000 .

Messrs. Edwin Banks, Jerry Cohen and John Miller were members of a special committee formed to evaluate and oversee CKX’s proposed merger transaction with 19X, Inc. and its investments in FX Luxury Realty LLC and its successor, FX Real Estate and Entertainment Inc. Each special committee member was compensated for serving as a member of the special committee. The CKX board of directors authorized these payments to compensate the members of the special committee for the significant additional time commitment required of them in connection with their duties and responsibilities as members of the special committee. Mr. Banks, the chairman of the special committee, received a monthly fee of $7,500 for each of April, May and June of 2008, and each other member of the special committee received a monthly fee of $7,500 for May 2008, which were the months that involved the greatest level of work and time commitment from the members of the committee. For the months of January, February, March, July, August, September, October and November 2008, with respect to Mr. Banks, and for the months of January, February, March, April, June, July, August, September, October, and November 2008, with respect to the other members of the special committee, each received $2,500 per month in connection with the merger transaction. For the year ended December 31, 2008, Mr. Banks received special committee fees totaling $42,500 and each other member of the special committee received special committee fees totaling $32,500. The special committee was dissolved shortly following the termination of the merger agreement with 19X, Inc., which occurred on November 1, 2009.

In addition, the independent members of CKX’s board of directors (which includes the members of the special committee) met numerous times to discuss and consider the amendments to and termination of the merger transaction. As compensation for the additional time commitment involved in such meetings, the independent members of our board of directors who are not members of the special committee (Messrs. Bleier, Harnick, Langer and Morrow) were paid a meeting fee of $1,000, the same fee such directors receive for attending a meeting of the board of directors, for attendance at such meetings. For the year ended December 31, 2008, Mr. Harnick received special meeting fees totaling $5,000, Messrs. Bleier and Langer received special meeting fees totaling $4,000 and Mr. Morrow received special meeting fees totaling $3,000.

The total compensation received by our non-employee directors during fiscal year 2008 is shown in the following table (1):

	Fees Earned or	Stock
	Paid in Cash	Awards		Total
Name	($)	($)(2)		($)
Edwin M. Banks	$89,750	$39,991		$129,741
Edward Bleier	$64,250	$60,531		$124,781
Jerry L. Cohen(3)	$35,750	$112,295		$148,045
Carl D. Harnick	$105,250	$88,278	(4)	$193,528
Jack Langer	$83,750	$157,106	(5)	$240,856
John D. Miller	$110,750	$60,531		$171,281
Bruce Morrow	$46,750	$60,531		$107,281

(1)	Represents compensation actually paid during the year ended December 31, 2008, which includes compensation for the fourth quarter of 2007 and the first three quarters of 2008.

(2)	All stock awards are made in shares of Common Stock and are granted under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. In 2008, Mr. Cohen received 10,734 shares and each of Messrs. Banks, Bleier, Harnick, Langer, Miller and Morrow received 4,649 shares.

(3)	Mr. Cohen elected to receive all his director compensation in shares of Common Stock.

(4)	Includes 2,500 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2008 and 2,500 shares of Common Stock that vested on June 27, 2008. All 5,000 of such shares of restricted Common Stock were granted in June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years.

(5)	Includes 5,000 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2008 and 5,000 shares of Common Stock that vested on June 27, 2008. All 10,000 of such shares of restricted Common Stock were granted in June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors as well as Chairman of the Nominating and Corporate Governance Committee for a period of five years

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2008. For a description of our 2005 Omnibus Long-Term Incentive Compensation Plan, see “Executive Compensation and Related Matters — Components of Compensation for Named Executive Officers”.

(a)
	Number of	(b)
	Securities to be	Weighted-Average	(c)
	Issued Upon	Exercise Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available for
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	712,100	$11.42	2,807,911
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the number of shares of CKX common stock beneficially owned on April 27, 2009 by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of April 27, 2009 have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 94,155,772 shares of our common stock outstanding on April 27, 2009, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after such date. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise set forth below, the address of each of the persons listed below is c/o CKX, Inc., 650 Madison Avenue, New York, New York 10022.

	Shares
	Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned		Common Stock
Beneficial Owners of 5% or More
The Huff Alternative Fund, L.P.	14,011,538	(1)	14.9%
BlackRock, Inc.	6,962,948		7.4%
Directors and Executive Officers:
Robert F.X. Sillerman	27,033,311	(2)	28.7%
Mitchell J. Slater	3,067,983	(3)	3.3%
Howard J. Tytel	2,665,494	(4)	2.8%
Simon Fuller	1,707,315	(5)	1.8%
Thomas P. Benson	1,370,780		1.5%
Edwin M. Banks	12,943	(6)	*
Edward Bleier	24,566	(7)	*
Jerry L. Cohen	43,595	(8)	*
Carl D. Harnick	47,566	(9)	*
Jack Langer	72,566	(10)	*
Priscilla Presley	6,000		*
All directors and executive officers as a group (11 individuals)	36,052,119		38.3%

*	Represents less than 1%.

(1)	Includes shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P. William R. Huff possesses the sole power to vote and dispose of all securities of CKX held by these two Huff entities, subject to certain internal compliance procedures.

(2)	Includes (i) 3,009,389 shares of common stock owned of record by Mr. Sillerman, (ii) 20,467,530 shares of common stock owned of record by Mr. Sillerman, which shares have been pledged as collateral to secure a personal loan extended by Deutsche Bank Trust Company Americas to Mr. Sillerman, (iii) 1,000,000 shares of Common Stock owned of record by Laura Baudo Sillerman, Mr. Sillerman’s spouse, and (iv) 2,556,392 shares of Common Stock owned of record by Sillerman Capital Holdings, L.P., a limited partnership controlled by Mr. Sillerman through a trust for the benefit of Mr. Sillerman’s descendants, which shares have been pledged as collateral to secure a personal loan extended by Deutsche Bank Trust Company Americas to Mr. Sillerman.

(3)	Includes: (i) 2,569,548 shares of common stock owned of record by Mr. Slater; and (ii) 498,435 shares of common stock owned of record by Mitchell J. Slater 2004 GRAT.

(4	Includes: (i) 2,126,232 shares of common stock owned of record by Mr. Tytel and Sandra Tytel, Mr. Tytel’s spouse, as tenants in common with rights of survivorship; (ii) 419,262 shares of common stock owned of record by the Sandra Tytel 1998 Trust for the benefit of Jennifer Tytel; and (iii) 120,000 shares of Common stock owned by the Tytel Family Foundation.

(5)	Includes 1,507,315 shares of common stock issued in connection with our acquisition of 19 Entertainment Limited and 200,000 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan that will vest upon effectiveness of the merger.

(6)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan.

(7)	Includes 22,566 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan and 2,000 shares of common stock purchased on the open market.

(8)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan. Mr. Cohen has elected to received all of his director compensation in shares of common stock.

(9)	Includes: (i) 22,566 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 25,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of our June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years. One half of the shares received by Mr. Harnick are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares are subject to forfeiture, on a pro rata basis, in the event Mr. Harnick voluntarily resigns his position prior to the expiration of the five-year term. Of the 25,000 shares granted in June 2005, 7,500 remain subject to restrictions or forfeiture.

(10)	Includes: (i) 22,566 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 50,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of the our public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors and chairman of the Nominating and Corporate Governance Committee for a period of five years. One half of the shares received by Mr. Langer are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares are subject to forfeiture, on a pro rata basis, in the event Mr. Langer voluntarily resigns his position prior to the expiration of the five-year term. Of the 50,000 shares granted in June 2005, 15,000 remain subject to restrictions or forfeiture.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the terms of their employment agreements, certain employees of the Company, including Messrs. Tytel and Benson, are permitted to spend a portion of their time providing services for Mr. Sillerman and MJX Asset Management LLC, a company managed by Mr. Sillerman in which Messrs. Ferrel, Tytel, Slater and Benson are also investors. In addition, certain non-management employees of the Company provide services for Mr. Sillerman and/or MJX Asset Management LLC. The compensation committee of the Company’s board of directors reviews the amount of time spent on outside endeavors by the Company’s employees on a quarterly basis, and to the extent the compensation committee believes any such employee is engaging in outside activities at a level whereby he is being compensated by the Company for the time spent on such outside activities, the compensation committee may require that the employee reduce the level of outside services being performed, and further, may require that the recipient of such services (either Mr. Sillerman or MJX Asset Management LLC) reimburse the Company for the compensation attributable to the time spent thereon. In 2008, the compensation committee determined that certain non-management employees of the Company had provided services to Mr. Sillerman with an aggregate value of $159,706. Mr. Sillerman’s salary for the year ended December 31, 2008 was reduced by such amount to compensate the Company for such services. In 2007, the compensation committee determined that employees of the Company had provided services to MJX Asset Management LLC and/or Mr. Sillerman with an aggregate value of $128,120. Mr. Sillerman’s salary for the year ended December 31, 2007 was reduced by such amount to compensate the Company for such services.

The information set forth under “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Terminated Merger Agreement” and “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Transactions Involving FX Luxury Realty LLC and FX Real Estate and Entertainment Inc.” of the Original Form 10-K” is incorporated herein by reference.

Loan to Promenade Trust

On September 29, 2008, the Company made a loan to The Promenade Trust in the amount of approximately $0.5 million. The Promenade Trust holds the Company’s Series B Convertible Preferred Stock and is the owner of the minority equity interest in the Presley Business. The loan, which bore interest at the rate of 2.38% per annum, was settled on November 7, 2008.

Loan Prepayment

On December 19, 2008, the Company prepaid $500,000 of principal payment due in February 2013 under the Company’s subordinated promissory note that was issued in connection with the acquisition of the Presley Business. The Company recorded a $25,000 gain on this transaction.

650 Madison Avenue

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

Effective April 1, 2009, (i) Flag Anguilla assigned its sublease for the 15th floor to CKX and vacated the space, and (ii) CKX sublicensed a portion of such space to each of Flag Luxury Properties and FXRE. The terms of these agreements run concurrently with the term of CKX’s sublease for the space (expiring in 2013). CKX will be responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Luxury Properties and FXRE will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. Each agreement is terminable at the option of FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of a FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period.

Director Independence

Our board has determined that the following directors are independent within the meaning of the rules and regulations of The NASDAQ Stock Market®: Edwin M. Banks; Edward Bleier; Jerry L. Cohen; Carl D. Harnick and Jack Langer.

As a result of the vacancy on the Company’s board of directors resulting from the resignation of Mr. Miller in January 2009, the Company is not in compliance with Nasdaq Rule 4350(c)(1) which requires that the Company maintain a majority of independent directors. Under Nasdaq Rule 4350(c)(1), the Company is required to gain regain compliance with the board composition by the earlier of its next annual stockholders meeting or one year from the occurrence of the event that caused the failure to comply with these requirements provided, however, that if the annual stockholders meeting occurs no later than 180 days following the event that caused the failure to comply with these requirements, the Company instead will have 180 days from such event to regain compliance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the fees paid by the Company and its subsidiaries for services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and December 31, 2007:

	2008	2007

Audit Fees(1)	$2,778,652	$3,464,496

Audit-Related Fees	—	—
Tax Fees(2)	81,855	188,231
All Other Fees	—	—

Total	$2,860,507	$3,652,727

(1)	Audit fees in 2008 include $82,000 related to acquisition-related services and the Company’s proposed terminated merger transaction. Audit fees in 2007 include $950,889 related to work associated with the Company’s investment in FXRE and the Company’s terminated merger transaction.

(2)	Tax fees related to tax compliance, advice and planning.

Audit Committee Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements: The following financial statements were previously included in the Original Report:

The Consolidated Financial Statements for the year ended December 31, 2008 commence on page 55 of the Original Report.

(2) Financial Statement Schedule: The following financial statement schedules were previously included in the Original Report:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

The Financial Statement Schedule commences on page 86 of the Original Report.

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Part IV of the Original Report is hereby amended to add the exhibits listed below that are required to be filed in connection with this Amended Report. See the separate Exhibit Index attached hereto and incorporated herein.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN	April 30, 2009

Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON	April 30, 2009

Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer