Form 10-Q
period 2009-03-31
CKX, Inc.
filed 2009-05-07
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 4, 2009, there were 94,155,772 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$87,660	$101,895
Receivables, net of allowance for doubtful accounts of $882 at March 31, 2009 and $803 at December 31, 2008	49,830	37,085
Due from related party	167	274
Inventories, net of allowance for obsolescence of $688 at March 31, 2009 and $649 at December 31, 2008	1,832	1,988
Prepaid expenses and other current assets	9,479	8,119
Deferred tax assets	3,984	4,941

Total current assets	152,952	154,302
Property and equipment — net	49,948	47,818
Receivables	2,522	3,267
Loans to related parties	1,765	1,765
Other assets	21,340	26,797
Goodwill	107,262	108,771
Other intangible assets — net	123,301	127,403
Deferred tax assets	4,562	5,938

TOTAL ASSETS	$463,652	$476,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,012	$19,648
Accrued expenses	23,750	22,373
Current portion of long-term debt	473	489
Income taxes payable	7,224	5,526
Deferred revenue	16,292	30,745

Total current liabilities	59,751	78,781
Long-term liabilities:
Long-term debt	100,956	101,429
Deferred revenue	3,184	3,515
Other long-term liabilities	2,790	2,850
Deferred tax liabilities	21,689	23,744

Total liabilities	188,370	210,319

Redeemable restricted common stock — 1,672,170 shares outstanding at March 31, 2009 and December 31, 2008	23,002	23,002
Commitments and contingencies
CKX, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 95,656,794 shares issued at March 31, 2009 and 95,634,685 issued at December 31, 2008	957	956
Additional paid-in-capital	377,966	377,617
Accumulated deficit	(94,556)	(106,619)
Common stock in treasury — 3,339,350 shares at March 31, 2009 and December 31, 2008	(7,647)	(7,647)
Accumulated other comprehensive income (loss)	(52,098)	(49,671)

CKX, Inc. stockholders’ equity	247,447	237,461
Noncontrolling interests	4,833	5,279

Total equity	252,280	242,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$463,652	$476,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenue	$81,506	$65,237
Operating expenses:
Cost of sales	28,310	17,071
Selling, general and administrative expenses	19,342	17,504
Corporate expenses	4,175	4,597
Depreciation and amortization	4,438	5,632
Merger and distribution-related costs	—	591
Acquisition-related costs	1,537	—
Other (income) expense	128	(217)

Total operating expenses	57,930	45,178

Operating income	23,576	20,059
Interest income	103	778
Interest expense	(1,050)	(1,617)

Income before income taxes and equity in earnings of affiliates	22,629	19,220
Income tax expense	9,294	8,365

Income before equity in earnings of affiliates	13,335	10,855
Equity in earnings of affiliates	62	1,212

Net income	13,397	12,067
Dividends on preferred stock	(456)	(456)

Net income available to CKX, Inc.	12,941	11,611
Less: Net income attributable to noncontrolling interests	(878)	(397)

Net income attributable to CKX, Inc.	$12,063	$11,214

Income per share:
Basic income per share	$0.13	$0.12

Diluted income per share	$0.13	$0.12

Average number of common shares outstanding:
Basic	93,798,843	97,080,778
Diluted	93,954,400	97,083,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income available to CKX, Inc.	$12,941	$11,611
Adjustments to reconcile net income attributable to CKX, Inc. to net cash provided by operating activities:
Depreciation and amortization	4,438	5,632
Dividends on preferred stock	456	456
Write-off of deferred costs	874	—
Unrealized foreign currency gains and losses	448	(217)
Share-based payments	342	314
Equity in earnings of affiliates, net of cash received	(62)	(1,212)
Deferred income taxes	278	(1,200)
Non-cash interest expense	231	166
Provision for inventory and accounts receivable allowance	112	64
Changes in operating assets and liabilities:
Receivables	(12,431)	(26,462)
Accounts payable and accrued expenses	(6,357)	(3,176)
Deferred revenue	(14,945)	23,138
Income taxes payable	1,698	4,120
Other	4,074	(4,291)

Net cash (used in) provided by operating activities	(7,903)	8,943

Cash flows from investing activities:
Purchases of property and equipment	(3,912)	(2,586)

Net cash used in investing activities	(3,912)	(2,586)

Cash flows from financing activities:
Distributions to noncontrolling interest shareholders	(1,324)	(426)
Principal payments on debt	(489)	(464)
Dividends paid on preferred stock	(456)	(456)

Net cash used in financing activities	(2,269)	(1,346)

Effect of exchange rate changes on cash	(151)	(30)

Net (decrease) increase in cash and equivalents	(14,235)	4,981

Cash and cash equivalents — beginning of period	101,895	50,947

Cash and cash equivalents — end of period	$87,660	$55,928

Supplemental cash flow data:
Cash paid during the period for:
Interest	$519	$1,401
Income taxes	6,515	5,139

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2008 (in thousands):

Distribution of final 2% ownership interest in FX Real Estate and Entertainment Inc.	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

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

The financial information in this report for the three months ended March 31, 2009 and 2008 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. Subsequently, 19X paid the termination fee comprised of $37.0 million by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash.

Prior to and as a condition to the proposed merger, CKX distributed to its stockholders two shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The final distribution of these shares of common stock of FXRE took place on January 10, 2008 (see note 3, Transactions Involving FX Real Estate and Entertainment Inc.).

The Company incurred merger and distribution-related costs of $0.6 million in the three months ended March 31, 2008.

3. Transactions Involving FX Real Estate and Entertainment Inc.

CKX acquired an aggregate approximate 50% interest in FXRE in June and September of 2007.

About FXRE

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas properties are currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay of all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas properties at maturity (January 6,

2009), the first lien lenders under the mortgage loan sent a Notice of Breach and Election to Sell on April 9, 2009. The purpose of this notice is to initiate the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. FXRE further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

FXRE Distribution

As referenced in note 2 above, prior to and a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

Terminated License Agreements

Simultaneous with our investment in FXRE in June 2007, EPE entered into a worldwide license agreement with FXRE, granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with the Ali Business, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

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

As a result of the termination of the license agreements on March 9, 2009, during the three months ended March 31, 2009 the Company recognized $10.0 million in licensing revenue that had previously been deferred relating to the license payment received in April 2008. Per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is only recognized when all the conditions of the arrangements tied to the licensing payments to CKX are met. The termination of the license agreements resulted in the elimination of all remaining conditions to the arrangement, and thus the revenue which had previously been deferred was recognized.

During the three months ended March 31, 2009, the Company recorded a write-off of $0.9 million of deferred costs related to preliminary design work for a Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the

Company determined that these cost should be written off in March 2009. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties.

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

For the three months ended March 31, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement; this amount was paid to the Company on May 1, 2009. For the three months ended March 31, 2008, CKX billed FXRE $0.5 million for services performed under the shared services agreement; this amount was paid on April 22, 2008.

FXRE’s independent registered public accounting firm issued an audit report dated March 31, 2009 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2008 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern. FXRE’s ability to satisfy obligations as they come due, which may include making future payments under the shared services agreement, is dependent on FXRE successfully raising capital in the future. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

4.	Accounting Policies

During the three months ended March 31, 2009, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The adoption of SFAS 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. One change in SFAS 141(R) that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions have been recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill.

The Company’s adoption of SFAS 160 has no significant impact for its existing non-controlling interests because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in non-controlling interests are accounted for as equity transactions, unless the change results in a loss of control.

5.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$13,397	$12,067
Less: foreign currency translation adjustments	(2,427)	(79)

	10,970	11,988
Net income attributable to noncontrolling interests	(878)	(397)

Comprehensive income	$10,092	$11,591

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

6.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 2,147,900 and 678,000 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive, for the three months ended March 31, 2009 and 2008, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Basic common shares outstanding (including redeemable restricted common stock)	93,798,843	97,080,778
Incremental shares for assumed exercise of Series C preferred stock and stock options	155,557	2,572

Diluted common shares outstanding (including redeemable restricted common stock)	93,954,400	97,083,350

7.	Intangible Assets and Goodwill

Intangible assets as of March 31, 2009 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	10.8 years	$28,900	$(7,840)	$21,060
Other Presley intangible assets	12.9 years	13,622	(5,581)	8,041
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	3.0 years	57,551	(32,462)	25,089
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	0.5 year	12,024	(10,811)	1,213
MBST artist contracts, profit participation rights and other intangible assets	2.7 years	4,270	(2,737)	1,533

		$116,367	$(59,431)	$56,936

The gross carrying amount of intangible assets of $116.4 million as of March 31, 2009 in the table above differs from the amount of $117.7 million as of December 31, 2008 in the table below due to foreign currency movements of $1.3 million.

Balance at
March 31,
2009

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Intangible assets as of December 31, 2008 consist of (dollar amounts in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(7,353)	$21,547
Other Presley intangible assets	13,622	(5,265)	8,357
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	58,644	(30,948)	27,696
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	12,252	(10,538)	1,714
MBST artist contracts, profit participation rights and other intangible assets	4,270	(2,546)	1,724

	$117,688	$(56,650)	$61,038

Balance at
December 31,
2008

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Amortization expense for definite lived intangible assets was $3.6 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the nine months ending December 31, 2009	$9,700
For the years ending December 31,
2010	12,700
2011	11,700
2012	4,900
2013	2,800

Goodwill as of March 31, 2009 consists of (dollar amounts in thousands):

		2009
		Foreign
	Balance at	Currency	Balance at
	December 31,	Translation	March 31,
	2008	Adjustment	2009

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	80,907	(1,509)	79,398
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$108,771	$(1,509)	$107,262

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter unless a triggering event occurs prior. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter.

8.	Debt

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2008, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein. A commitment fee of 0.375%-0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at March 31, 2009 bears interest at the Eurodollar rate resulting in an effective annual interest rate at March 31, 2009 of 2.92% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of March 31, 2009.

At March 31, 2009, the Company also had $1.4 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2012.

9.	Stockholders’ Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	12,519	878	13,397
Distributions to noncontrolling interest shareholders	—	(1,324)	(1,324)
Series B preferred dividends	(456)	—	(456)
Other comprehensive loss	(2,427)	—	(2,427)
Other	350	—	350

Balance at March 31, 2009	$247,447	$4,833	$252,280

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2008	$289,704	$4,757	$294,461
Net income	11,670	397	12,067
Distributions to noncontrolling interest shareholders	—	(426)	(426)
Series B preferred dividends	(456)	—	(456)
Other comprehensive loss	(79)	—	(79)
Other	315	—	315

Balance at March 31, 2008	$301,154	$4,728	$305,882

10.	Share-Based Payments

Share-based compensation expense was $0.3 million for the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, the Company granted 1,410,000 stock options to employees. These options vest 20% on each anniversary date from the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant. The fair value of each grant was $1.99. Compensation expense is being recognized ratably over the vesting period, assuming 10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the three months ended March 31, 2009:

Risk-free average interest rate	2.4%
Volatility	44.8%
Expected life (years)	6.5
Dividend yield	0.0%

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

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $9.3 million, reflecting the Company’s estimated 2009 effective tax rate of 41.1%.

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $8.4 million, reflecting the Company’s estimated 2008 effective tax rate of 43.5%.

The decrease in the 2009 effective tax rate relates primarily to the Company expecting to be able to utilize more foreign tax credits than was anticipated in the first quarter of 2008.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2010. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2005, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. and its audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few subsidiaries where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

12.	Commitments and Contingencies

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is expected to open to the public in January 2010. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company. The partnership is a variable interest entity as defined by FIN 46R. The Company is not the primary beneficiary of the partnership and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of approximately $3.1 million in 2008 and $2.1 million in the three months ended March 31, 2009. The Company expects to fund the remaining $18.8 million over the remainder of 2009 and in early 2010. The amount incurred to date of $5.2 million is recorded within other assets on the accompanying condensed consolidated balance sheet.

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

On June 1, 2007, the same day that CKX announced the 19X merger transaction, a lawsuit was filed against the Company and its directors in New York State Court, New York County. The complaint was filed by a purported stockholder of the Company and sought class action status to represent all of the Company’s public stockholders. The complaint alleged that the sale price was too low and that the Company’s directors therefore had breached their fiduciary duties by approving the transaction. The complaint sought to enjoin the transaction and compel the defendants to find alternate bidders in order to obtain the highest price for the Company. The complaint sought no money damages, but did seek attorneys’ and experts’ fees and expenses.

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

Another lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition Corp. on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and sought class action status to represent all of the Company’s public stockholders. The complaint alleged that the sale price was too low and that the Company’s directors had therefore breached their fiduciary duties by approving the transaction.

The lawsuit sought a preliminary and permanent injunction preventing the Defendants from consummating the merger. Alternatively, if the merger is consummated, the complaint sought rescission or recessionary damages in an unspecified amount. Finally, the complaint sought “Class compensatory damages” in an unspecified amount, as well as the costs and disbursements of the action, experts’ fees and the fees of plaintiff’s attorneys.

On or about February 1, 2008, another summons and complaint was filed in the Delaware Chancery Court against the Defendants, by another purported shareholder of the Company. The complaint was identical to the complaint filed on December 14, 2007.

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

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. In 2009, MBST is reported in the 19 Entertainment segment due to a change in management structure; in 2008, MBST was reported as part of Corporate and Other for segment purposes. All amounts reflected for 2008 have been recasted to conform to the 2009 presentation. All inter-segment transactions have been eliminated in the condensed consolidated financial statements.

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

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended March 31, 2009:
Revenue	$12,463	$6,126	$61,289	$1,628	$—	$81,506

Operating income (loss)	$10,570	$(1,557)	$20,608	$(321)	$(5,724)	$23,576

Depreciation and amortization	$645	$563	$3,197	$21	$12	$4,438

OIBDAN	$11,227	$(973)	$23,910	$(296)	$(5,512)	$28,356

Three months ended March 31, 2008:
Revenue	$4,048	$6,313	$53,760	$1,116	$—	$65,237

Operating income (loss)	$2,039	$(1,076)	$24,037	$274	$(5,215)	$20,059

Depreciation and amortization	$645	$552	$4,393	$15	$27	$5,632

OIBDAN	$2,695	$(506)	$28,506	$293	$(4,983)	$26,005

Asset Information:
Segment assets at March 31, 2009	$85,453	$73,715	$154,550	$31,263	$118,671	$463,652

Segment assets at December 31, 2008	$84,437	$74,359	$153,083	$31,362	$132,820	$476,061

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)

OIBDAN	$28,356	$26,005
Depreciation and amortization	(4,438)	(5,632)
Non-cash compensation	(342)	(314)
Interest income	103	778
Interest expense	(1,050)	(1,617)
Equity in earnings of affiliates	62	1,212
Income tax expense	(9,294)	(8,365)

Net income	$13,397	$12,067

14.	Related Party Transactions

Please see note 2, Merger Agreement.

Please see note 3, Transactions Involving FX Real Estate and Entertainment Inc.

The Company subleases from a third party 16,810 square feet, comprising the entire 16th floor and a portion of the 15th floor at 650 Madison Avenue, for its principal corporate offices in New York, New York. The remainder of the 15th floor at 650 Madison Avenue was historically subleased from the same sublessor by Flag Anguilla Management (“Flag Anguilla”), a company in which Robert F.X. Sillerman, the Company’s Chairman and CEO, is the majority shareholder. Both the CKX and Flag Anguilla subleases had cross default provisions, so that a default by Flag Anguilla under its sublease could result in the sublessor calling a default under the CKX sublease, thereby forcing CKX to vacate its office space. For administrative convenience and to protect CKX from any cross default risk, CKX had historically paid the rent for the full space directly to the sublessor, and Flag Anguilla had then immediately reimbursed CKX for its portion of the monthly rent ($42,000). Starting in October 2008, Flag Anguilla stopped reimbursing CKX for its portion of the monthly rent. In order to avoid a potential cross default as referenced above, CKX elected to continue to make payment on the full space and seek payment after the fact from Flag Anguilla. As of January 31, 2009, CKX had made unreimbursed rental and related payments (including real estate taxes and operating expenses) for the benefit of Flag Anguilla in the amount of $212,626. All amounts paid by the Company on behalf of Flag Anguilla were reimbursed to the Company in March 2009. The Company did not make any payments on Flag Anguilla’s behalf in respect of rent due for February or March 2009.

Following payment of the outstanding amounts referenced above, effective April 1, 2009, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FXRE, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to each of Flag Anguilla, Flag Luxury Properties and FXRE. The terms of the agreements run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and FXRE will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. Each agreement is terminable at the option of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of a FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period.

* * * * * * * * *

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2008. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

On November 1, 2008, 19X, Inc. delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. Subsequently, 19X paid the termination fee comprised of $37.0 million by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash.

Prior to and as a condition to the proposed merger, CKX distributed to its stockholders two shares of common stock of FX Real Estate and Entertainment Inc. (“FXRE”) for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The final distribution of these shares of common stock of FXRE took place on January 10, 2008.

The Company incurred merger and distribution-related costs of $0.6 million in the three months ended March 31, 2008.

Transactions Involving FX Real Estate and Entertainment Inc.

CKX acquired an aggregate approximate 50% interest in FXRE in June and September of 2007.

    About FXRE

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas properties are currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay of all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas properties at maturity (January 6,

2009), the first lien lenders under the mortgage loan sent a Notice of Breach and Election to Sell on April 9, 2009. The purpose of this notice is to initiate the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. FXRE further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

    FXRE Distribution

As referenced in Terminated Merger Agreement above, prior to and a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every 10 shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

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

As a result of the termination of the license agreements on March 9, 2009, during the three months ended March 31, 2009 the Company recognized $10.0 million in licensing revenue that had previously been deferred relating to the license payment received in April 2008. Per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is only recognized when all the conditions of the arrangements tied to the licensing payments to CKX are met. The termination of the license agreements resulted in the elimination of all remaining conditions to the arrangement, and thus the revenue which had previously been deferred was recognized.

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

For the three months ended March 31, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement; this amount was paid to the Company on May 1, 2009. For the three months ended March 31, 2008, CKX billed FXRE $0.5 million for services performed under the shared services agreement; this amount was paid on April 22, 2008.

FXRE’s independent registered public accounting firm issued an audit report dated March 31, 2009 pertaining to FXRE’s consolidated financial statements for the year ended December 31, 2008 that contains an explanatory paragraph expressing substantial doubt as to FXRE’s ability to continue as a going concern. FXRE’s ability to satisfy obligations as they come due, which may include making future payments under the shared services agreement, is dependent on FXRE successfully raising capital in the future. There can be no assurance that FXRE will be able to complete a financing on terms that are favorable to its business or at all.

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

The majority of our revenue is derived from production and license fees and related performance bonuses from producing and licensing the IDOLS television show format in various countries and ancillary revenue streams from the IDOLS brand. Ancillary revenue from the IDOLS brand is generated through agreements which provide us with the option to sign finalists on the IDOLS television shows to long-term recording and management contracts, concert tours we produce featuring IDOLS finalists and the sale of sponsorships and merchandise involving the IDOLS brand.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The current eighth broadcast season has aired 34.0 hours during the first quarter of 2009 and we expect to air 16.0 hours in the second quarter for a total of 50.0 hours. In 2008 we aired 33.5 hours and 19.0 hours during the first and second quarters, respectively, for a total of 52.5 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed the current 2009 season of American Idol, with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony Music.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States. Our Superstars of Dance series aired on NBC in the first quarter of 2009. 19 Entertainment’s revenue reflect its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and Superstars of Dance and our operating expenses include the contractual share that we distribute to our production partners.

19 Entertainment’s results include MBST, a full service management company representing an array of leading entertainers including Robin Williams, Billy Crystal and Woody Allen. In addition to its management activities, MBST produces motion pictures. MBST earns revenue through arrangements with artists that result in MBST receiving a percentage of the artists’ performance revenue, from consulting fees paid by advisory clients and from participations in films it has produced.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three months ended March 31, 2009 and 2008.

Consolidated Operating Results Three Months Ended March 31, 2009

    Compared to Three Months Ended March 31, 2008

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008	Variance
	(In thousands)

Revenue	$81,506	$65,237	$16,269
Operating expenses	57,930	45,178	12,752
Other income (expense)	(128)	217	(345)
Operating income	23,576	20,059	3,517
Income tax expense	9,294	8,365	929
Net income attributable to CKX, Inc.	12,063	11,214	849

Operating income	$23,576	$20,059	$3,517
Depreciation and amortization	4,438	5,632	(1,194)
Non-cash compensation	342	314	28

OIBDAN	$28,356	$26,005	$2,351

Revenue increased $16.3 million in 2009 due to higher revenue at 19 Entertainment, which was primarily due to Superstars of Dance, a new television program, and the Presley Business, which was primarily due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement. Higher operating expenses of $12.8 million for the three months ended March 31, 2009 resulted from costs related to Superstars of Dance and accrued severance costs of $1.4 million at the Ali Business due to a restructuring of the business.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$24,655	$(4,125)	$20,530
Other IDOLS television programs (including license fees and sponsorship)	3,161	(2)	3,159
So You Think You Can Dance and other television productions	15,630	(13,462)	2,168
Recorded music, management clients and other	17,843	(9,484)	8,359

	$61,289	$(27,073)	$34,216
Selling, general and administrative expenses, excluding non-cash compensation			(10,178)
Other expense			(128)

OIBDAN			$23,910

OIBDAN			$23,910
Depreciation and amortization			(3,197)
Non-cash compensation			(105)

Operating income			$20,608

Three Months Ended March 31, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$28,764	$(4,762)	$24,002
Other IDOLS television programs (including license fees and sponsorship)	4,345	(211)	4,134
So You Think You Can Dance and other television productions	311	(1,992)	(1,681)
Recorded music, management clients and other	20,340	(8,684)	11,656

	$53,760	$(15,649)	$38,111
Selling, general and administrative expenses, excluding non-cash compensation			(9,822)
Other income			217

OIBDAN			$28,506

OIBDAN			$28,506
Depreciation and amortization			(4,393)
Non-cash compensation			(76)

Operating income			$24,037

The revenue increase of $7.5 million is due primarily to a new television program, Superstars of Dance, which had a limited run in 2009, which offset declines in American Idol and management revenue.

American Idol 8 aired 34 series hours in the U.S. in 2009 while American Idol 7 aired 33.5 series hours in the U.S. in 2008. American Idol revenue declined by $4.1 million as the additional half hour of programming and an increase in guaranteed license fees were more than offset by reduced revenue from tape sales and on-air and off-air sponsorship deals. The decline in tape sale revenue reflects the renewal of an agreement under less favorable terms to broadcast American Idol in the U.K. and the impact of foreign exchange while the global recession has unfavorably impacted sponsorship revenue. Television ratings for American Idol have declined in 2009 by approximately 10%, reflecting an overall decline in network television viewing. Other Idols revenue declined $1.2 million due primarily to reduced sponsorship and music revenue, partially offset by increased television revenue.

Other television productions revenue increased $15.3 million in 2009; $12.1 million of this increase represents Superstars of Dance, a limited run program which aired 9 series hours on the NBC network in January 2009. Similar to So You Think You Can Dance, 19 Entertainment recorded all of the television revenue on Superstars of Dance and our operating expenses include the contractual share that we distribute to our production partner. So You Think You Can Dance contributed $3.2 million of the increase primarily from a tour in Canada and increased off-air and tour sponsorship.

Music revenue was flat with the prior year as strong sales by former American Idol contestants were offset by the cyclical recording schedule of the artist group. Management revenue decreased $2.5 million primarily due to management fees from the Spice Girls’ reunion tour in 2008.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $10.9 million in 2009 over the prior year. Cost of sales increased $11.4 million due to $10.7 million for Superstars of Dance, costs for the So You Think You Can Dance tour, and new project spending, partially offset by reduced music royalties.

Selling, general and administrative expenses increased by $0.4 million due primarily to additional costs directed to projects. Other expense of $0.1 million and other income of $0.2 million for the three months ended March 31, 2009 and 2008, respectively, represent foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008	Variance
	(In thousands)

Revenue	$12,463	$4,048	$8,415
Cost of sales	(234)	(180)	(54)
Selling, general and administrative expense, excluding non-cash compensation	(1,002)	(1,173)	171

OIBDAN	$11,227	$2,695	$8,532

OIBDAN	$11,227	$2,695	$8,532
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(12)	(11)	(1)

Operating income	$10,570	$2,039	$8,531

The increase in royalties and licensing revenue for the three months ended March 31, 2009, was due to the recognition of $9.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement. The increase was offset by lower merchandise licensing royalties of $0.4 million in the current period as 2008 had a strong carryover effect from the prior anniversary year and by lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.2 million. Royalties and licensing cost of sales increased $0.1 million due to higher production costs for current year projects. Royalties and licensing selling, general and administrative expenses decreased by $0.2 million in the current period primarily due to lower advertising and marketing costs for the DVD box set.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008	Variance
	(In thousands)

Revenue	$6,126	$6,313	$(187)
Cost of sales	(885)	(935)	50
Selling, general and administrative expense, excluding non-cash compensation	(6,214)	(5,884)	(330)

OIBDAN	$(973)	$(506)	$(467)

OIBDAN	$(973)	$(506)	$(467)
Depreciation and amortization	(563)	(552)	(11)
Non-cash compensation	(21)	(18)	(3)

Operating income	$(1,557)	$(1,076)	$(481)

Tour and exhibit revenue of $2.5 million for the three months ended March 31, 2009 increased $0.1 million over the prior year. This increase resulted from a 2% increase in visitor spending and a 1% increase in attendance to 94,780 in 2009 from 93,790 in 2008. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours. Retail operations revenue of $2.2 million for the three months ended March 31, 2009 decreased $0.1 million compared to the prior year, due to the decrease in per-visitor spending offset by the increase in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $1.4 million for the three months ended March 31, 2009 was down $0.2 million compared to the prior year. The decline was primarily due to lower hotel occupancy, due primarily to fewer foreign travelers and the loss of rental income from ancillary real estate due primarily to the closure of one property.

Graceland Operations cost of sales decreased by $0.1 million for the three months ended March 31, 2009 compared to the prior year due to lower retail revenue and cost improvements. Graceland Operations selling, general and administrative expenses increased $0.3 million for the three months ended March 31, 2009 primarily due to the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the Company determined that these cost should be written off in March 2009. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties. This cost was offset by decreases in advertising of $0.1 million, salaries and benefits of $0.2 million and professional and legal costs primarily related to master plan initiatives of $0.3 million.

Ali Business

The Ali Business contributed $1.6 million and $1.1 million of revenue for the three months ended March 31, 2009 and 2008, respectively. The increase in revenue is primarily due to the recognition of $1.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement offset by a reduction in memorabilia signings by Mr. Ali in the first quarter of 2009 as well as fewer licensing deals in 2009 as compared to the prior year period. Operating expenses increased to $1.9 million for the three months ended March 31, 2009 from $0.8 million in the prior year period primarily due to accrued severance costs of $1.4 million due to a restructuring of the business in the current period partially offset by decreased commissions. OIBDAN declined to $(0.3) million from $0.3 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.2 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.4 million reflects decreased legal expenses resulting from the settlement of an immaterial litigation matter in 2008 offset in part by increased employee costs.

During the three months ended March 31, 2009, the Company incurred $1.5 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that are currently under evaluation.

During the three months ended March 31, 2008, the Company incurred merger and distribution-related costs of $0.6 million. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $1.1 million and $1.6 million in the three months ended March 31, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 5.28% to 2.95%. The Company had interest income of $0.1 million and $0.8 million in the three months ended March 31, 2009 and 2008, respectively. Interest income in 2008 included $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan. The decline in interest income also reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program through the end of 2009.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $9.3 million, reflecting the Company’s estimated 2009 effective tax rate of 41.1%.

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $8.4 million, reflecting the Company’s estimated 2008 effective tax rate of 43.5%.

The decrease in the 2009 effective tax rate relates primarily to the Company expecting to be able to utilize more foreign tax credits than was anticipated in the first quarter of 2008.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2010. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate. The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2005, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. and its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few subsidiaries where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $0.1 million and $1.2 million of earnings in unconsolidated affiliates for the three months ended March 31, 2009 and 2008, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due primarily to Mr. Beckham’s loan to AC Milan which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $0.9 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Cash Flow for the three months ended March 31, 2009 and 2008

Operating Activities

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2009, reflecting net income available to CKX, Inc. of $12.9 million, which includes depreciation and amortization of $4.4 million, and the impact of the recognition of the previously deferred licensing revenue, the timing of payments and receipts associated with the production of So You Think You Can Dance, American Idol and Superstars of Dance and the impact of other seasonal changes in working capital levels.

Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2008, reflecting net income available to CKX, Inc. of $11.6 million, which includes depreciation and amortization expenses of $5.6 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2009, primarily reflecting the purchase of a fractional interest in a corporate airplane and recurring capital expenditures at Graceland.

Net cash used in investing activities was $2.6 million for the three months ended March 31, 2008 primarily reflecting capital expenditures of $2.6 million related primarily to the purchase of additional land adjacent to Graceland.

Financing Activities

Cash used in financing activities was $2.3 million for the three months ended March 31, 2009. The Company made distributions of $1.3 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Cash used in financing activities was $1.3 million for the three months ended March 31, 2008. The Company made distributions to noncontrolling interest shareholders of $0.4 million, principal payments on notes payable of $0.5 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Uses of Capital

At March 31, 2009, the Company had $101.4 million of debt outstanding and $87.7 million in cash and cash equivalents.

We believe that our current cash on hand together with the $41.7 million available under the Company’s revolving credit facility and cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the noncontrolling shareholder in the each of the Presley Business and Ali Business and capital expenditures.

Capital Expenditures

We presently anticipate that our total capital expenditures for 2009 will total approximately $5.5 million. We estimate that we will incur expenditures for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM. We incurred $2.1 million in the three months ended March 31, 2009 and expect to incur an additional $18.8 million over the remainder of 2009 and in early 2010. These estimates exclude expenditures for the Company’s Graceland re-development projects, the timing and extent of which is not determinable at this time.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the re-development of Graceland will take several years and could require a substantial financial investment by the Company. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties.

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

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM’s CityCenter hotel/casino, which is currently under construction in Las Vegas. The Elvis Presley show is expected to open to the public with the CityCenter hotel/casino in January 2010. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of approximately $3.1 million in 2008 and $2.1 in the three months ended March 31, 2009. The Company expects to fund the remaining $18.8 million over the remainder of 2009 and in early 2010.

Annual Impairment Review

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter unless a triggering event occurs prior. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter

Inflation

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

Critical Accounting Policies

Impact of Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The adoption of SFAS 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. One change in SFAS 141(R) that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions have been recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill.

The Company’s adoption of SFAS No. 160 has no significant impact for its existing non-controlling interests because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in non-controlling interests are accounted for as equity transactions, unless the change results in a loss of control.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $101.4 million of total debt outstanding at March 31, 2009, of which $100 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the three months ended March 31, 2009 would have decreased by approximately $0.1 million.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the three months ended March 31, 2009 would have decreased by approximately $0.7 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of March 31, 2009, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provides them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, these sellers can exercise a put right to sell 1,672,170 shares of the Company’s common stock to the Company at a price equal to $13.18 per share. If the Company’s stock price is below $13.18 per share during the period that the put is exercisable and the sellers exercise this put right, the Company will have exposure to market risk for the amount that $13.18 per share exceeds the then market price of the stock for the number of shares put back to the Company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the first three months of 2009 that have materially affected CKX’s internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A lawsuit was filed in the Delaware Chancery Court against the Company, its directors, 19X and 19X Acquisition on or about December 14, 2007. The complaint was filed by a purported stockholder of the Company and sought class action status to represent all of the Company’s public stockholders. The complaint alleged that the sale price was too low and that the Company’s directors had therefore breached their fiduciary duties by approving the transaction.

The lawsuit sought a preliminary and permanent injunction preventing the Defendants from consummating the merger. Alternatively, if the merger was consummated, the complaint sought rescission or recessionary damages in an unspecified amount. Finally, the complaint sought “Class compensatory damages” in an unspecified amount, as well as the costs and disbursements of the action, experts’ fees and the fees of plaintiff’s attorneys.

On or about February 1, 2008, another summons and complaint was filed in the Delaware Chancery Court against the Defendants, by another purported shareholder of the Company. The complaint was identical to the complaint filed on December 14, 2007.

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
Chief Financial Officer, Executive
Vice President and Treasurer

DATE: May 7, 2009

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.