Form 10-Q
period 2009-06-30
CKX, Inc.
filed 2009-08-10
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2009, there were 93,027,774 shares of the registrant’s common stock outstanding.

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1	Legal Proceedings	41
Item 6	Exhibits	42
EX-3.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$72,904	$101,895
Receivables, net of allowance for doubtful accounts of $923 at June 30, 2009 and $803 at December 31, 2008	70,641	37,085
Due from related party	55	274
Inventories, net of allowance for obsolescence of $725 at June 30, 2009 and $649 at December 31, 2008	1,984	1,988
Prepaid expenses and other current assets	9,328	8,119
Deferred tax assets	3,020	4,941

Total current assets	157,932	154,302
Property and equipment — net	50,333	47,818
Receivables	2,512	3,267
Loans to related parties	1,766	1,765
Other assets	25,695	26,797
Goodwill	120,170	108,771
Other intangible assets — net	123,936	127,403
Deferred tax assets	4,300	5,938

TOTAL ASSETS	$486,644	$476,061

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,323	$19,648
Accrued expenses	25,394	22,373
Current portion of long-term debt	773	489
Income taxes payable	6,011	5,526
Deferred revenue	14,801	30,745

Total current liabilities	71,302	78,781
Long-term liabilities:
Long-term debt	100,656	101,429
Deferred revenue	2,875	3,515
Other long-term liabilities	3,215	2,850
Deferred tax liabilities	21,030	23,744

Total liabilities	199,078	210,319

Redeemable restricted common stock — 534,082 shares outstanding at June 30, 2009 and 1,672,170 shares outstanding at December 31, 2008	7,347	23,002
Commitments and contingencies
CKX, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,811,040 shares issued at June 30, 2009 and 95,634,685 issued at December 31, 2008	968	956
Additional paid-in-capital	393,930	377,617
Accumulated deficit	(90,548)	(106,619)
Common stock in treasury — 4,477,438 shares at June 30, 2009 and 3,339,350 shares at December 31, 2008	(22,647)	(7,647)
Accumulated other comprehensive income (loss)	(29,239)	(49,671)

CKX, Inc. stockholders’ equity	275,289	237,461
Noncontrolling interests	4,930	5,279

Total equity	280,219	242,740

TOTAL LIABILITIES AND EQUITY	$486,644	$476,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenue	$79,533	$88,510
Operating expenses:
Cost of sales	32,904	33,310
Selling, general and administrative expenses	18,210	19,656
Corporate expenses	5,734	3,704
Depreciation and amortization	4,560	5,457
Merger and distribution-related costs	525	1,092
Acquisition-related costs	696	—
Other expense	5,712	58

Total operating expenses	68,341	63,277

Operating income	11,192	25,233
Interest income	100	327
Interest expense	(906)	(1,424)

Income before income taxes and equity in earnings (losses) of affiliates	10,386	24,136
Income tax expense	5,035	11,515

Income before equity in earnings (losses) of affiliates	5,351	12,621
Equity in earnings (losses) of affiliates	(321)	445

Net income	5,030	13,066
Dividends on preferred stock	(456)	(456)

Net income available to CKX, Inc.	4,574	12,610
Less: Net income attributable to noncontrolling interests	(566)	(678)

Net income attributable to CKX, Inc.	$4,008	$11,932

Income per share:
Basic income per share	$0.05	$0.12

Diluted income per share	$0.05	$0.12

Average number of common shares outstanding:
Basic	93,702,530	97,045,279
Diluted	93,702,531	97,090,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenue	$161,039	$153,747
Operating expenses:
Cost of sales	61,214	50,381
Selling, general and administrative expenses	37,552	37,160
Corporate expenses	9,909	8,301
Depreciation and amortization	8,998	11,089
Merger and distribution-related costs	525	1,683
Acquisition-related costs	2,233	—
Other expense (income)	5,840	(159)

Total operating expenses	126,271	108,455

Operating income	34,768	45,292
Interest income	203	1,105
Interest expense	(1,956)	(3,041)

Income before income taxes and equity in earnings (losses) of affiliates	33,015	43,356
Income tax expense	14,329	19,880

Income before equity in earnings (losses) of affiliates	18,686	23,476
Equity in earnings (losses) of affiliates	(259)	1,657

Net income	18,427	25,133
Dividends on preferred stock	(912)	(912)

Net income available to CKX, Inc.	17,515	24,221
Less: Net income attributable to noncontrolling interests	(1,444)	(1,075)

Net income attributable to CKX, Inc.	$16,071	$23,146

Basic income per share:
Income attributable to CKX, Inc. before preferred dividends	$0.18	$0.24
Dividends on preferred stock	(0.01)	—

Basic income per share	$0.17	$0.24

Diluted income per share:
Income attributable to CKX, Inc. before dividends on preferred stock	$0.18	$0.24
Dividends on preferred stock	(0.01)	—

Diluted income per share	$0.17	$0.24

Average number of common shares outstanding:
Basic	93,749,330	97,036,692
Diluted	93,827,784	97,085,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income available to CKX, Inc.	$17,515	$24,221
Adjustments to reconcile net income available to CKX, Inc. to net cash (used in) provided by operating activities:
Depreciation and amortization	8,998	11,089
Dividends on preferred stock	912	912
Write-off of deferred costs	874	—
Unrealized foreign currency gains (losses)	6,018	(72)
Share-based payments	752	1,124
Equity in earnings (losses) of affiliates, net of cash received	259	(474)
Deferred income taxes	845	(857)
Non-cash interest expense	383	331
Provision for inventory and accounts receivable allowance	240	(34)
Changes in operating assets and liabilities:
Receivables	(33,935)	(40,805)
Accounts payable and accrued expenses	7,551	9,053
Deferred revenue	(16,993)	11,326
Income taxes payable	485	8,981
Other	2,079	3,076

Net cash (used in) provided by operating activities	(4,017)	27,871

Cash flows from investing activities:
Purchases of property and equipment	(4,838)	(3,990)
Investment in Cirque du Soleil partnership	(2,219)	—

Net cash used in investing activities	(7,057)	(3,990)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	(15,000)	—
Distributions to noncontrolling interest shareholders	(1,750)	(850)
Principal payments on debt	(489)	(526)
Dividends paid on preferred stock	(912)	(912)

Net cash used in financing activities	(18,151)	(2,288)

Effect of exchange rate changes on cash and cash equivalents	234	(32)

Net (decrease) increase in cash and cash equivalents	(28,991)	21,561

Cash and cash equivalents — beginning of period	101,895	50,947

Cash and cash equivalents — end of period	$72,904	$72,508

Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,312	$2,636
Income taxes	13,983	11,736

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Accrued but unpaid investment in Cirque du Soleil partnership	3,831

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2008 (in thousands):

Distribution of final 2% ownership interest in FX Real Estate and Entertainment Inc.	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Overview

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis and, the operations of Graceland; and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

The financial information in this report for the three and six months ended June 30, 2009 and 2008 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Exercise of Amended Call Option

In March 2005, in connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. Of the 1,672,170 shares of common stock covered by the Put and Call Option Agreement, 1,507,135 were held by Simon Fuller.

On June 8, 2009, the Company entered into an amendment to the Put and Call Option Agreement with Mr. Fuller. Pursuant to the amendment, the call price with respect to 1,138,088 of Mr. Fuller’s shares (the “Interim Shares”) was reduced to $13.18 per share and the exercise periods for the put and call of such shares were accelerated to allow for their exercise at any time commencing on the date of the amended agreement. The terms of the original Put and Call Option Agreement remain in place with respect to Mr. Fuller’s remaining 369,047 shares of our common stock.

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to the Interim Shares and paid to Mr. Fuller a gross purchase price of $15.0 million. The Company paid the full purchase price out of cash on hand. The Interim Shares purchased by the Company have been recorded as treasury shares. The Company recorded a cost of $0.8 million for payroll-related taxes associated with the exercise of the call option.

The remaining redeemable restricted common stock under the put and call option is a single equity instrument. As the stock is puttable to the Company at the option of these sellers, these shares are presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights; the fair value of the remaining 534,082 shares (inclusive of the 369,047 shares held by Mr. Fuller) is $7.3 million.

3.	Terminated Merger Agreement

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

On November 1, 2008, 19X delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. Subsequently, Mr. Sillerman, on behalf of 19X, paid the termination fee comprised of $37.0 million by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash.

4.	Transactions Involving FX Real Estate and Entertainment Inc.

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. Prior to and as a condition to the proposed merger, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every ten shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

About FXRE

The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE. Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE.

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas property is currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas property at maturity (January 6, 2009), its Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. FXRE has previously disclosed that the Las Vegas property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. FXRE has further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

Terminated License Agreements

Simultaneous with the Company’s investment in FXRE in June 2007, EPE entered into a worldwide license agreement with FXRE, granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with the Ali Business, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

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

As a result of the termination of the license agreements on March 9, 2009, during the three months ended March 31, 2009, the Company recognized $10.0 million in licensing revenue that had previously been deferred related to the license payment received in April 2008. Per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is only recognized when all the conditions of the arrangements tied to the licensing payments to CKX are met. The termination of the license agreements resulted in the elimination of all remaining conditions to the arrangement and thus the revenue which had previously been deferred was recognized.

During the three months ended March 31, 2009, the Company recorded a write-off of $0.9 million of deferred costs related to preliminary design work for a Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the Company determined that these costs should be written off in March 2009. The Company remains committed to the Graceland redevelopment and will continue to pursue opportunities on its own or with third parties.

Shared Services Agreement

Prior to June 30, 2009, CKX was party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provided services for FXRE, and certain of FXRE’s employees, including members of senior management, were available to provide services for CKX. The services provided pursuant to the shared services agreement included management, legal, accounting and administrative. The agreement was terminated by mutual agreement of the parties effective as of June 30, 2009.

Charges under the shared services agreement were made on a quarterly basis and were determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties met to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties were required to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

Because the shared services agreement with CKX constituted an agreement with a related party, the agreement was reviewed and approved by the independent members of the Company’s Board of Directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the Board of Directors of FXRE formed to evaluate and approve certain related party transactions.

For the six months ended June 30, 2009 and 2008, CKX billed FXRE $0.2 million and $1.0 million, respectively. All amounts due under the shared services agreement have been paid in full.

5.	Accounting Policies

During the six months ended June 30, 2009, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2008, other than the impact of the following:

Recently Issued Accounting Standards:

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The adoption of SFAS 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. One change in SFAS 141(R) that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill.

Due to the adoption of SFAS 160, the prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”). SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. SFAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on the Company’s financial statements because the impact is limited to presentation and disclosure.

6.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$5,030	$13,066	$18,427	$25,133
Foreign currency translation adjustments	22,859	317	20,432	238

	27,889	13,383	38,859	25,371
Net income attributable to noncontrolling interests	(566)	(678)	(1,444)	(1,075)

Comprehensive income	$27,323	$12,705	$37,415	$24,296

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

7.	Earnings Per Share/Common Shares Outstanding

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 2,149,900 and 675,550 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the three months ended June 30, 2009 and 2008, respectively. 2,129,600 and 677,300 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the six months ended June 30, 2009 and 2008, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic common shares outstanding (including redeemable restricted common stock)	93,702,530	97,045,279	93,749,330	97,036,692
Incremental shares for assumed exercise of Series C preferred stock and stock options	1	45,259	78,454	48,955

Diluted common shares outstanding (including redeemable restricted common stock)	93,702,531	97,090,538	93,827,784	97,085,647

8.	Intangible Assets and Goodwill

Intangible assets as of June 30, 2009 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	10.6 years	$28,900	$(8,326)	$20,574
Other Presley intangible assets	12.7 years	13,622	(5,901)	7,721
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	2.8 years	66,906	(40,170)	26,736
19 Entertainment other artist management, recording, merchandising, and sponsorship relationships	0.4 year	13,978	(12,782)	1,196
MBST artist contracts, profit participation rights and other intangible assets	2.5 years	4,270	(2,926)	1,344

		$127,676	$(70,105)	$57,571

The gross carrying amount of intangible assets of $127.7 million as of June 30, 2009 in the table above differs from the amount of $117.7 million as of December 31, 2008 in the table below due to foreign currency movements of $10.0 million.

Balance at
June 30,
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

Amortization expense for definite lived intangible assets was $7.1 million and $9.5 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the six months ending December 31, 2009	$6,700
For the years ending December 31,
2010	13,000
2011	12,000
2012	5,000
2013	2,800

Goodwill as of June 30, 2009 consists of (dollar amounts in thousands):

		2009
		Foreign
	Balance at	Currency	Balance at
	December 31,	Translation	June 30,
	2008	Adjustment	2009

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	80,907	11,399	92,306
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$108,771	$11,399	$120,170

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter unless a triggering event occurs prior.

9.	Debt

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was effectively reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of June 30, 2009, the Company had drawn down $100.0 million under the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein. A commitment fee of 0.375%-0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at June 30, 2009 bears interest at the Eurodollar rate resulting in an effective annual interest rate at June 30, 2009 of 2.66% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheets and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of June 30, 2009.

At June 30, 2009, the Company also had $1.4 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with a final installment of remaining principal and interest due and payable on February 7, 2012. On July 14, 2009 the Company prepaid a $300,000 principal payment due in February 2012 under this note.

The fair value of the Company’s debt has been calculated at $89 million as of June 30, 2009 reflecting the favorable interest rates on the Company’s debt instruments.

10.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	16,983	1,444	18,427
Distributions to noncontrolling interest shareholders	—	(1,750)	(1,750)
Series B preferred dividends	(912)	—	(912)
Other comprehensive income	20,432	—	20,432
Other	1,325	(43)	1,282

Balance at June 30, 2009	$275,289	$4,930	$280,219

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2008	$289,704	$4,757	$294,461
Net income	24,058	1,075	25,133
Distributions to noncontrolling interest shareholders	—	(850)	(850)
Series B preferred dividends	(912)	—	(912)
Other comprehensive income	238	—	238
Other	1,125	17	1,142

Balance at June 30, 2008	$314,213	$4,999	$319,212

11.	Share-Based Payments

Share-based compensation expense was $0.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company granted 1,412,000 stock options to employees. These options primarily vest 20% on each anniversary date from the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant. The weighted average fair value of the grants was $1.99. Compensation expense is being recognized ratably over the vesting period, assuming 10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the six months ended June 30, 2009:

Risk-free average interest rate	2.4%
Volatility	44.8%
Expected life (years)	6.5
Dividend yield	0.0%

The Company estimates forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

12.	Variable Interest Entity

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM MIRAGE (“MGM”) to create a permanent Elvis Presley show at MGM CityCenter’s ARIA resort and casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is scheduled to open to the public in January 2010. The show is being developed and will operate in a partnership jointly owned by Cirque du

Soleil and the Company. The partnership is a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”). The Company is not the primary beneficiary of the partnership and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2009, the Company recorded a provision for income taxes of $14.3 million, reflecting the Company’s estimated 2009 effective tax rate of 45.9% and a one time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company has ceased pursuing.

For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $19.9 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.

For the three months ended June 30, 2009, the Company recorded a provision for income taxes of $5.0 million. The provision is comprised of $5.8 million reflecting the general tax provision for the quarter offset by a one time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company has ceased pursuing.

For the three months ended June 30, 2008, the Company recorded a provision for income taxes of $11.5 million. The provision is comprised of $10.9 million reflecting the general tax provision for the quarter and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.

The increase in the 2009 annual effective tax rate relates primarily to the Company expecting to be able to utilize less foreign tax credits, as a percentage of income than was anticipated in the second quarter of 2008.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2010. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2005, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006 with the exception of a few entities where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

14.	Commitments and Contingencies

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM to create a permanent Elvis Presley show at MGM CityCenter’s ARIA resort and casino, which is currently under construction in Las Vegas. The Elvis Presley Cirque du Soleil show is scheduled to open to the public in January 2010. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company. The Company and Cirque du Soleil will each fund one-half of the development and production costs of the show through investments in the partnership. The Company expects its portion of the investment to total $24 million. The Company incurred expenditures for the development of the show of approximately $3.1 million in 2008 and $6.1 million in the six months ended June 30, 2009. The Company expects to fund the remaining $14.8 million over the remainder of 2009 and in the first half of 2010. The amount incurred to date of $9.2 million is recorded within other assets on the accompanying condensed consolidated balance sheet as of June 30, 2009.

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights applied to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller. Following the exercise of the amended call option described in note 2 above, 534,082 shares remain subject to the Put and Call Option Agreement.

The remaining redeemable restricted common stock under the put and call option is a single equity instrument. As the stock is puttable to the Company at the option of these sellers, these shares are presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights; the fair value of the remaining 534,082 shares is $7.3 million.

Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

On December 14, 2007 and February 1, 2008, two shareholder derivative actions were instituted, and later consolidated (the “Action”), against the Company, its directors, 19X and 19X Acquisition Corp. in connection with the proposed merger described in note 3 above. The Action challenged the Board’s approval of the merger, alleging among other things, that the proposed transaction favored Mr. Sillerman over CKX’s public stockholders.

On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The terms of the settlement included, among others: (i) that holders of not less than 73% of CKX’s outstanding capital stock entitled to vote on the merger had to vote in favor of the transaction in order for it to be consummated, rather than the 50% provided in the original Merger Agreement; (ii) that under any circumstance in which 19X must pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; (iii) that not less than $500,000 of the termination fee had to be paid in cash (whereas the original Merger Agreement had no cash requirement); and (iv) that the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original Merger Agreement.

The Merger Agreement was thereafter terminated and, on November 21, 2008, Mr. Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256,016 of the delivered shares were paid pursuant to the settlement agreement terms described above.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $675,000. Unless, on or before September 30, 2009, one or more CKX stockholders objects to the dismissal of the Action as moot or to CKX’s agreement with respect to the payment of attorneys’ fees and expenses, and unless any such objections are deemed by the Court to be of merit, the parties will ask the Court to enter a final order dismissing the Action with prejudice as to plaintiffs and their counsel.

The Company recorded a provision for this settlement in the three months ended June 30, 2009 of $525,000 representing the settlement amount of $675,000 less expected insurance proceeds of $150,000. This provision is reflected in the Company’s consolidated statement of operations as merger and distribution-related costs.

15.	Segment Information

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

The Company evaluates its operating performance based on several factors, including a financial measure of operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which the Company refers to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in the Company’s businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with US GAAP as OIBDAN is not a GAAP equivalent measurement.

In the three months ended March 31, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business due to the restructuring of the business.

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended June 30, 2009:
Revenue	$3,949	$10,615	$64,618	$351	$—	$79,533

Operating income (loss)	$1,593	$2,597	$14,102	$1	$(7,101)	$11,192

Depreciation and amortization	$646	$616	$3,143	$9	$146	$4,560

OIBDAN	$2,248	$3,239	$17,381	$11	$(6,717)	$16,162

Three months ended June 30, 2008:
Revenue	$4,080	$10,597	$72,483	$1,350	$—	$88,510

Operating income (loss)	$2,057	$2,351	$25,324	$323	$(4,822)	$25,233

Depreciation and amortization	$646	$563	$4,207	$15	$26	$5,457

OIBDAN	$2,711	$2,937	$30,114	$342	$(4,604)	$31,500

Six months ended June 30, 2009:
Revenue	$16,412	$16,741	$125,907	$1,979	$—	$161,039

Operating income (loss)	$12,163	$1,040	$34,710	$(320)	$(12,825)	$34,768

Depreciation and amortization	$1,291	$1,179	$6,340	$30	$158	$8,998

OIBDAN	$13,475	$2,266	$41,291	$(285)	$(12,229)	$44,518

Six months ended June 30, 2008:
Revenue	$8,128	$16,910	$126,243	$2,466	$—	$153,747

Operating income (loss)	$4,096	$1,276	$49,360	$597	$(10,037)	$45,292

Depreciation and amortization	$1,291	$1,115	$8,600	$30	$53	$11,089

OIBDAN	$5,406	$2,431	$58,620	$635	$(9,587)	$57,505

Asset Information:
Segment assets at June 30, 2009	$88,955	$74,509	$190,058	$31,185	$101,937	$486,644

Segment assets at December 31, 2008	$84,437	$74,359	$153,083	$31,362	$132,820	$476,061

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands)

OIBDAN	$16,162	$31,500	$44,518	$57,505
Depreciation and amortization	(4,560)	(5,457)	(8,998)	(11,089)
Non-cash compensation	(410)	(810)	(752)	(1,124)
Interest income	100	327	203	1,105
Interest expense	(906)	(1,424)	(1,956)	(3,041)
Equity in (losses) earnings of affiliates	(321)	445	(259)	1,657
Income tax expense	(5,035)	(11,515)	(14,329)	(19,880)

Net income	$5,030	$13,066	$18,427	$25,133

16.	Related Party Transactions

Please see note 2, Exercise of Amended Call Option.

Please see note 3, Merger Agreement.

Please see note 4, Transactions Involving FX Real Estate and Entertainment Inc.

The Company subleases from a third party 16,810 square feet, comprising the entire 16th floor and a portion of the 15th floor at 650 Madison Avenue, for its principal corporate offices in New York, New York. The remainder of the 15th floor at 650 Madison Avenue was historically subleased from the same sublessor by Flag Anguilla Management (“Flag Anguilla”), a company in which Robert F.X. Sillerman, the Company’s Chairman and CEO, is

the majority shareholder. Both the CKX and Flag Anguilla subleases had cross default provisions, so that a default by Flag Anguilla under its sublease could result in the sublessor calling a default under the CKX sublease, thereby forcing CKX to vacate its office space. For administrative convenience and to protect CKX from any cross default risk, CKX had historically paid the rent for the full space directly to the sublessor, and Flag Anguilla had then immediately reimbursed CKX for its portion of the monthly rent ($42,000). Starting in October 2008, Flag Anguilla stopped reimbursing CKX for its portion of the monthly rent. In order to avoid a potential cross default as referenced above, CKX elected to continue to make payment on the full space and seek payment after the fact from Flag Anguilla. As of January 31, 2009, CKX had made unreimbursed rental and related payments (including real estate taxes and operating expenses) for the benefit of Flag Anguilla in the amount of $212,626. All amounts paid by the Company on behalf of Flag Anguilla were reimbursed to the Company in March 2009. The Company did not make any further payments on Flag Anguilla’s behalf in respect of rent due in 2009.

Following payment of the outstanding amounts referenced above, effective April 1, 2009, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FXRE, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to each of Flag Anguilla, Flag Luxury Properties and FXRE. The terms of the agreements run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and FXRE will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. Each agreement is terminable at the option of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of a FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period. As of June 30, 2009, Flag Anguilla, FXRE and Flag Luxury Properties are each current on all rent payments.

On May 1, 2009, we loaned $100,000 to an entity that is affiliated with a former director of the Company. The Company has provided a reserve against the full amount of this loan.

17.	Subsequent Events

The Company evaluated subsequent events through August 7, 2009.

Ryan Seacrest

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for future seasons of American Idol and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Mr. Seacrest will receive guaranteed payments in the aggregate of $30 million for his services as host of American Idol seasons 9, 10 and 11 (years 2010, 2011 and 2012). $7.5 million of the guaranteed amount was paid by the Company to Mr. Seacrest upon the signing of the services agreement, and the remainder of the guaranteed amount will be paid in monthly installments during the term. The guaranteed amount paid by the Company will be reduced by the amounts that Fox and Fremantle ultimately agree to pay with respect to securing Mr. Seacrest’s services as host, although we cannot guarantee the extent of a reduction in the guaranteed amount, if any.

Under the terms of the Sale and Purchase of Goodwill Agreement, the Company purchased Mr. Seacrest’s personal goodwill, merchandising rights, rights to use Mr. Seacrest’s name, voice and image and his trademarks, and rights of publicity and promotion, all as they relate to American Idol, for total consideration of $15 million, which was paid upon execution of the Goodwill Agreement on July 7, 2009.

Prepayment of Promissory Note

On July 14, 2009 the Company prepaid a $300,000 principal payment due in February 2012 under the Company’s subordinated promissory note that was issued in connection with the acquisition of the Presley Business.

Merger Litigation Settlement

Please see note 14 above for a description of the pending settlement of the outstanding merger litigation.

Acquisition of Storm Model Management

On August 6, 2009, the Company completed the acquisition of a 51% interest in Storm Model Management, Ltd, a U.K.-based modeling agency in exchange for $5.0 million in cash paid at closing.

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited, which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

Our existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

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

Exercise of Amended Call Option

In March 2005, in connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. Of the 1,672,170 shares of common stock covered by the Put and Call Option Agreement, 1,507,135 were held by Simon Fuller.

On June 8, 2009, the Company entered into an amendment to the Put and Call Option Agreement with Mr. Fuller. Pursuant to the amendment, the call price with respect to 1,138,088 of Mr. Fuller’s shares (the “Interim Shares”) was reduced to $13.18 per share and the exercise periods for the put and call of such shares were accelerated to allow for the their exercise at any time commencing on the date of the amended agreement. The terms of the original Put and Call Option Agreement remain in place with respect to Mr. Fuller’s remaining shares of common stock.

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to the Interim Shares and paid to Mr. Fuller a gross purchase price of $15.0 million. The Company paid the full purchase price out of cash on hand. The Interim Shares purchased by the Company have been recorded as treasury shares.

In order to comply with the Company’s internal corporate governance policies as well as NASDAQ Listing Rule 5630 regarding approval of related party transactions, the independent directors of the Company’s Board of Directors unanimously approved the amendment to the put and call option agreement and exercise of the call option with respect to the Interim Shares. The Company’s Board of Directors, acting upon such recommendation of the independent directors of the Board of Directors, also unanimously approved (except for Mr. Fuller, who abstained) the amendment and the immediate exercise with respect to the Interim Shares.

Mr. Fuller’s employment agreement with the Company, which was entered into at the time of the Company’s acquisition of 19 Entertainment in March 2005, expires by its terms in March 2011. The Compensation Committee of the Company’s Board of Directors has commenced negotiations with Mr. Fuller on a long term extension of that agreement. Based upon the initial discussion taking place, the Company expects that such an extension, if reached, will involve cash compensation and other incentives (including stock based incentive compensation) significantly in excess of those contained in Mr. Fuller’s existing employment agreement. Any such agreement will require the approval of the Company’s Compensation Committee and certain stock awards not covered by the Company’s existing stock incentive plan may require the approval of the Company’s stockholders.

The exercise of the call option was accounted for as a treasury stock transaction. The Company recorded a cost of $0.8 million for payroll-related taxes associated with the exercise of the call option.

Terminated Merger Agreement

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

On November 1, 2008, 19X delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. Subsequently, 19X paid the termination fee comprised of $37.0 million by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash.

Transactions Involving FX Real Estate and Entertainment Inc.

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. Prior to and as a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every ten shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

    About FXRE

The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE. Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, also serves as Chairman and Chief Executive Officer of FXRE.

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas property is currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas property at maturity (January 6, 2009), its Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. FXRE has previously disclosed that the Las Vegas property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. FXRE has further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

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

As a result of the termination of the license agreements on March 9, 2009, during the three months ended March 31, 2009, the Company recognized $10.0 million in licensing revenue that had previously been deferred related to the license payment received in April 2008. Per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is only recognized when all the conditions of the arrangements tied to the licensing payments to CKX are met. The termination of the license agreements resulted in the elimination of all remaining conditions to the arrangement and thus the revenue which had previously been deferred was recognized.

    Shared Services Agreement

Prior to June 30, 2009, CKX was party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provided services for FXRE, and certain of FXRE’s employees, including members of senior management, were available to provide services for CKX. The services provided pursuant to the shared services agreement included management, legal, accounting and administrative. The agreement was terminated by mutual agreement of the parties effective as of June 30, 2009.

Charges under the shared services agreement were made on a quarterly basis and were determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties met to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties were required to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

Because the shared services agreement with CKX constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of the Company’s Board of Directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the Board of Directors of FXRE formed to evaluate and approve certain related party transactions.

For the six months ended June 30, 2009 and 2008, CKX billed FXRE $0.2 million and $1.0 million, respectively. All amounts due under the shared services agreement have been paid in full.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The eighth broadcast season aired 50.0 hours in 2009, 34.0 hours in the first quarter and 16.0 hours in the second quarter. In 2008 we aired 33.5 hours and 19.0 hours during the first and second quarters, respectively, for a total of 52.5 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed the 2010 season of American Idol, with an automatic renewal for the 2011 season upon the show achieving certain minimum ratings. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony Music.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States. We also aired Superstars of Dance, a special series, on NBC in the first quarter of 2009. Fox has recently ordered an additional season of So You Think You Can Dance which will air in the fall of 2009. As a result we expect our revenue in the second half of 2009 to be significantly higher than the prior year.

19 Entertainment’s revenue reflects its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and do not include the revenues earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and Superstars of Dance and our operating expenses include the contractual share that we distribute to our production partners.

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

The Royalties and Licensing segment generates revenue from the exploitation of the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis Presley including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term contracts with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and six months ended June 30, 2009 and 2008.

Consolidated Operating Results Three Months Ended June 30, 2009

    Compared to Three Months Ended June 30, 2008

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008	Variance
	(In thousands)

Revenue	$79,533	$88,510	$(8,977)
Operating expenses	68,341	63,277	5,064
Other expense	5,712	58	5,654
Operating income	11,192	25,233	(14,041)
Income tax expense	5,035	11,515	(6,480)
Net income attributable to CKX, Inc.	4,008	11,932	(7,924)

Operating income	$11,192	$25,233	$(14,041)
Depreciation and amortization	4,560	5,457	(897)
Non-cash compensation	410	810	(400)

OIBDAN	$16,162	$31,500	$(15,338)

Revenue decreased $9.0 million in 2009 due primarily to reduced American Idol revenue at 19 Entertainment and reduced revenue at the Ali business. Higher operating expenses of $5.1 million for the three months ended June 30, 2009 resulted from foreign exchange losses and higher corporate expenses.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$31,326	$(3,611)	$27,715
Other IDOLS television programs (including license fees and sponsorship)	1,844	(1)	1,843
So You Think You Can Dance and other television productions	23,063	(19,205)	3,858
Recorded music, management clients and other	8,385	(8,042)	343

	$64,618	$(30,859)	$33,759
Selling, general and administrative expenses, excluding non-cash compensation			(10,666)
Other expense			(5,712)

OIBDAN			$17,381

OIBDAN			$17,381
Depreciation and amortization			(3,143)
Non-cash compensation			(136)

Operating income			$14,102

Three Months Ended June 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$37,109	$(5,162)	$31,947
Other IDOLS television programs (including license fees and sponsorship)	2,834	(34)	2,800
So You Think You Can Dance and other television productions	22,226	(18,757)	3,469
Recorded music, management clients and other	10,314	(7,041)	3,273

	$72,483	$(30,994)	$41,489
Selling, general and administrative expenses, excluding non-cash compensation			(11,317)
Other expense			(58)

OIBDAN			$30,114

OIBDAN			$30,114
Depreciation and amortization			(4,207)
Non-cash compensation			(583)

Operating income			$25,324

The revenue decrease of $7.9 million in the three months ended June 30, 2009 over 2008 is due primarily to declines in American Idol and management revenue.

American Idol 8 aired 16 series hours in the U.S. in the three months ended June 30, 2009 while American Idol 7 aired 19 series hours in the U.S. in the comparable 2008 season. American Idol revenue declined by $5.8 million due to the three fewer hours of programming, a reduction in the ratings bonus, and reduced revenue from foreign syndication and on-air and off-air sponsorship deals, partially offset by an increase in guaranteed license fees. The decline in foreign syndication revenue reflects the renewal of an agreement under less favorable terms to broadcast American Idol in the U.K. and the impact of foreign exchange. The global recession unfavorably impacted sponsorship revenue. Television ratings for American Idol declined in 2009 by approximately 10%, reflecting an overall decline in network television viewing. Other IDOLS revenue declined $1.0 million due primarily to reduced sponsorship and music revenue.

Revenue from So You Think You Can Dance and other television productions increased $0.8 million in 2009. So You Think You Can Dance, which broadcast 18 hours in the three months ended June 30, 2009 as compared to 19 hours in the comparable 2008 period, had higher secondary sales in 2009, which was partially offset by reduced sponsorship income. Cost of sales increased due to the timing of productions costs.

Recorded music revenue declined $0.6 million in 2009 as strong sales by former American Idol contestants were offset by the less favorable timing of album releases compared to the prior year. Management revenue decreased

$1.3 million primarily due to reduced touring schedules for several artists as they work on new album releases scheduled for the second half of 2009 and reduced management fees at MBST.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization, other expense/income and non-cash compensation, increased by $3.3 million in 2009 over the prior year due primarily to several new development projects. Cost of sales declined $0.1 million as higher costs on So You Think You Can Dance offset a decline in American Idol costs. Selling, general and administrative expenses declined by $0.7 million due primarily to more costs being allocated to specific projects. Other expense of $5.7 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, represents foreign exchange losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency. The increase was due to the significant strengthening of the pound compared to the U.S. dollar.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Variance
	(In thousands)

Revenue	$3,949	$4,080	$(131)
Cost of sales	(436)	(132)	(304)
Selling, general and administrative expense, excluding non-cash compensation	(1,265)	(1,237)	(28)

OIBDAN	$2,248	$2,711	$(463)

OIBDAN	$2,248	$2,711	$(463)
Depreciation and amortization	(646)	(646)	—
Non-cash compensation	(9)	(8)	(1)

Operating income	$1,593	$2,057	$(464)

The decrease in royalties and licensing revenue of $0.1 million for three months ended June 30, 2009 compared to 2008 was due to lower royalties from merchandise licensing, film, publishing and records of $0.6 million offset by an increase in royalties from the sale of television and video rights. Royalties and licensing cost of sales increased $0.3 million due to the cost of production and commissions related to the higher sales of television and video rights. Royalties and licensing selling, general and administrative expenses were flat with prior quarter.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Variance
	(In thousands)

Revenue	$10,615	$10,597	$18
Cost of sales	(1,572)	(1,633)	61
Selling, general and administrative expense, excluding non-cash compensation	(5,804)	(6,027)	223

OIBDAN	$3,239	$2,937	$302

OIBDAN	$3,239	$2,937	$302
Depreciation and amortization	(616)	(563)	(53)
Non-cash compensation	(26)	(23)	(3)

Operating income	$2,597	$2,351	$246

Graceland Operations revenue was flat for three months ended June 30, 2009 compared to 2008 due to favorable results from tours and exhibits being offset by lower ancillary revenue. Tour and exhibit revenue of $4.5 million in the three months ended June 30, 2009 increased $0.2 million compared to the prior year period. This increase resulted from a 2.7% increase in attendance to 166,236 in 2009 from 161,800 in 2008 and a 2.9% increase in per visitor spending. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours slightly offset by an increase in promotional deals. Retail operations revenue of $3.8 million in the three months ended June 30, 2009 was flat with the prior year with an increase in attendance offset by a reduction in per visitor spending. Other revenue, primarily hotel room revenue and ancillary real estate income, of $2.3 million for the three months ended June 30, 2009, decreased $0.2 million compared to the same period in 2008 due to lower hotel occupancy and lower rental revenue from ancillary real estate assets adjoining Graceland.

Graceland Operations cost of sales decreased by $0.1 million in the three months ended June 30, 2009 compared to prior year due to cost improvements on merchandise sales. Graceland Operations selling, general and administrative expenses decreased $0.2 million in the three months ended June 30, 2009 compared to prior year, primarily due to $0.1 million decrease in legal and other costs related to the Graceland redevelopment plan and $0.1 million decrease in salaries and other variable expenses at Graceland operations.

Ali Business

The Ali Business contributed $0.4 million and $1.4 million of revenue for the three months ended June 30, 2009 and 2008, respectively. The decrease was due to a reduction in memorabilia signings by Mr. Ali in the second quarter of 2009 as well as fewer licensing deals in 2009 as compared to the prior year period. Operating expenses decreased to $0.3 million for the three months ended June 30, 2009 from the prior year period primarily due to the restructuring of the business in early 2009 which reduced personnel costs. OIBDAN was break-even in 2009 compared to $0.3 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $5.7 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively. The increase of $2.0 million primarily reflects $0.6 million of executive bonus expenses which were not recorded until the fourth quarter in 2008 due to the absence of a formal bonus plan in 2008, $0.8 million in payroll-related taxes incurred due to the redemption of the redeemable restricted common stock in June 2009 and $0.4 million of higher legal expenses.

During the three months ended June 30, 2009, the Company incurred $0.7 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation.

During the three months ended June 30, 2009, the Company incurred costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of the stockholder litigation described elsewhere herein. During the three months ended June 30, 2008, the Company incurred merger and distribution-related costs of $1.1 million. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $0.9 million and $1.4 million in the three months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.43% to 2.68%. The Company had interest income of $0.1 million and $0.3 million in the three months ended June 30, 2009 and 2008, respectively. The decline in interest income reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended June 30, 2009, the Company recorded a provision for income taxes of $5.0 million. The provision is comprised of $5.8 million reflecting the general tax provision for the quarter offset by a one time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company has ceased pursuing.

For the three months ended June 30, 2008, the Company recorded a provision for income taxes of $11.5 million. The provision is comprised of $10.9 million reflecting the general tax provision for the quarter and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.

The increase in the 2009 annual effective tax rate relates primarily to the Company expecting to be able to utilize less foreign tax credits, as a percentage of income than was anticipated in the second quarter of 2008.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The liability is carried in taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2010. If all the uncertain tax positions were settled with the taxing authorities there would be no material effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2005, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. New York State completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006 with the exception of a few entities where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings (Losses) of Affiliates

The Company recorded a loss of $0.3 million and income of $0.4 million from unconsolidated affiliates for the three months ended June 30, 2009 and 2008, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due primarily to Mr. Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Consolidated Operating Results Six Months Ended June 30, 2009

    Compared to Six Months Ended June 30, 2008

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008	Variance
		(In thousands)

Revenue	$161,039	$153,747	$7,292
Operating expenses	126,271	108,455	17,816
Other expense (income)	5,840	(159)	5,999
Operating income	34,768	45,292	(10,524)
Income tax expense	14,329	19,880	(5,551)
Net income attributable to CKX, Inc.	16,071	23,146	(7,075)

Operating income	$34,768	$45,292	$(10,524)
Depreciation and amortization	8,998	11,089	(2,091)
Non-cash compensation	752	1,124	(372)

OIBDAN	$44,518	$57,505	$(12,987)

Revenue increased $7.3 million in 2009 increased due to a new television program, Superstars of Dance, which was partially offset by reduced American Idol and management revenue at 19 Entertainment. Revenue increased at the Presley Business which was primarily due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement. Higher operating expenses of $17.8 million for the six months ended June 30, 2009 resulted from costs related to Superstars of Dance and accrued severance costs of $1.4 million at the Ali Business due to a restructuring of the business.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$55,981	$(7,736)	$48,245
Other IDOLS television programs (including license fees and sponsorship)	5,005	(3)	5,002
So You Think You Can Dance and other television productions	38,693	(32,667)	6,026
Recorded music, management clients and other	26,228	(17,526)	8,702

	$125,907	$(57,932)	$67,975
Selling, general and administrative expenses, excluding non-cash compensation			(20,844)
Other expense			(5,840)

OIBDAN			$41,291

OIBDAN			$41,291
Depreciation and amortization			(6,340)
Non-cash compensation			(241)

Operating income			$34,710

Six Months Ended June 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$65,873	$(9,924)	$55,949
Other IDOLS television programs (including license fees and sponsorship)	7,179	(245)	6,934
So You Think You Can Dance and other television productions	22,537	(20,748)	1,789
Recorded music, management clients and other	30,654	(15,727)	14,927

	$126,243	$(46,644)	$79,599
Selling, general and administrative expenses, excluding non-cash compensation			(21,138)
Other income			159

OIBDAN			$58,620

OIBDAN			$58,620
Depreciation and amortization			(8,600)
Non-cash compensation			(660)

Operating income			$49,360

The revenue decline of $0.3 million is due primarily to declines in American Idol and management revenue, offset by revenue from Superstars of Dance, a special series aired on NBC, which had a limited run in the first quarter of 2009.

American Idol 8 aired 50 series hours in the U.S. in the six months ended June 30, 2009 while American Idol 7 aired 52.5 series hours in the U.S. in the comparable 2008 season. American Idol revenue declined by $9.9 million as the decrease of 2.5 hours of programming, a reduction in the rating bonus, and reduced revenue from foreign syndication and on-air and off-air sponsorship deals, partially offset by an increase in guaranteed license fees. The decline in foreign syndication revenue reflects the renewal of an agreement under less favorable terms to broadcast American Idol in the U.K. and the impact of foreign exchange while the global recession has unfavorably impacted sponsorship revenue. Television ratings for American Idol have declined in 2009 by approximately 10%, reflecting an overall decline in network television viewing. Other IDOLS revenue declined $2.2 million due primarily to reduced sponsorship and music revenue.

Other television production revenue increased $16.2 million in 2009; $12.1 million of this increase represents Superstars of Dance, a special series aired on NBC in the first quarter of 2009. So You Think You Can Dance, which broadcast 18 hours in the six months ended June 30, 2009 as compared to 19 hours in the comparable 2008 period, contributed $4.2 million of the revenue increase due to higher secondary sales and a tour in Canada in 2009, partially offset by reduced sponsorship income. Cost of sales increased due to the timing of productions costs.

Music revenue was flat with the prior year as strong sales by former American Idol contestants were offset by timing of album releases compared to the prior year. Management revenue decreased $4.4 million primarily due to management fees from the Spice Girls’ reunion tour in 2008 and reduced touring schedules for several artists as they work on new album releases scheduled for the second half of 2009 and reduced management fees at MBST.

Operating expenses, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $14.3 million in 2009 over the prior year due primarily to production costs for Superstars of Dance, costs for the So You Think You Can Dance tour, and new project spending.

Selling, general and administrative expenses decreased by $0.3 million due primarily to more costs being allocated to specific projects. Other expense of $5.8 million and other income of $0.2 million for the six months ended June 30, 2009 and 2008, respectively, represents foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency. The increase was due to the significant strengthening of the pound compared to the U.S. dollar.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Variance
	(In thousands)

Revenue	$16,412	$8,128	$8,284
Cost of sales	(670)	(312)	(358)
Selling, general and administrative expense, excluding non-cash compensation	(2,267)	(2,410)	143

OIBDAN	$13,475	$5,406	$8,069

OIBDAN	$13,475	$5,406	$8,069
Depreciation and amortization	(1,291)	(1,291)	—
Non-cash compensation	(21)	(19)	(2)

Operating income	$12,163	$4,096	$8,067

The increase in royalties and licensing revenue of $8.3 million for the six months ended June 30, 2009, was due to the recognition of $9.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement. The increase was offset by lower merchandise licensing royalties of $0.7 million in the current period as 2008 had a strong carryover effect from the prior anniversary year and by lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.2 million. Other royalties increased by a net $0.2 million for the six months ended June 30, 2009 with higher revenue from the sale of television and video rights of $0.5 million offsetting lower record and film royalties. Royalties and licensing cost of sales increased $0.4 million due to higher production costs for current year projects. Royalties and licensing selling, general and administrative expenses decreased by $0.1 million in the current period primarily due to lower advertising and marketing costs for the DVD box set.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Variance
	(In thousands)

Revenue	$16,741	$16,910	$(169)
Cost of sales	(2,457)	(2,568)	111
Selling, general and administrative expense, excluding non-cash compensation	(12,018)	(11,911)	(107)

OIBDAN	$2,266	$2,431	$(165)

OIBDAN	$2,266	$2,431	$(165)
Depreciation and amortization	(1,179)	(1,115)	(64)
Non-cash compensation	(47)	(40)	(7)

Operating income	$1,040	$1,276	$(236)

Tour and exhibit revenue of $7.0 million for the six months ended June 30, 2009 increased $0.3 million over the prior year. This increase resulted from a 2.5% increase in visitor spending and a 2.1% increase in attendance to 261,016 in 2009 from 255,670 in 2008. The increase in visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours offset slightly by an increase in promotional deals. Retail operations revenue of $6.0 million for the six months ended June 30, 2009 decreased $0.1 million compared to the prior year, due to a slight decrease in per-visitor spending and lower eCommerce revenue offset by the increase in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $3.7 million for the six months ended June 30, 2009 was down $0.4 million compared to the prior year. The decline was due to lower hotel occupancy, primarily due to fewer foreign travelers and the loss of rental income from ancillary real estate primarily due to the closure of one property.

Graceland Operations cost of sales decreased by $0.1 million for the six months ended June 30, 2009 compared to the prior year due to lower retail revenue and cost improvements. Graceland Operations selling, general and administrative expenses increased $0.1 million for the six months ended June 30, 2009 primarily due to the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the Company determined that these cost should be written off in March 2009. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties. This cost was offset by decreases in advertising of $0.1 million, salaries and benefits of $0.3 million and professional and legal costs primarily related to master plan initiatives of $0.4 million.

Ali Business

The Ali Business contributed $2.0 million and $2.5 million of revenue for the six months ended June 30, 2009 and 2008, respectively. The decrease in revenue is due to a reduction in memorabilia signings by Mr. Ali in the first half of 2009 as well as fewer licensing deals in 2009 as compared to the prior year period. This reduction was partially offset by the recognition of $1.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement. Operating expenses increased to $2.3 million for the six months ended June 30, 2009 from $1.9 million in the prior year period primarily due to accrued severance costs of $1.4 million due to the restructuring of the business in early 2009 which reduced personnel costs which was partially offset by decreased commissions and operating costs. OIBDAN declined to $(0.3) million from $0.6 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $9.9 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $1.6 million primarily reflects $1.2 million of executive bonus expenses which were not recorded until the fourth quarter in 2008 due to the absence of a formal bonus plan in 2008 and $0.8 million in payroll-related taxes incurred due to the redemption of the redeemable restricted common stock in June 2009, partially offset by $0.4 million of lower legal expenses in 2009.

During the six months ended June 30, 2009, the Company incurred $2.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation.

During the six months ended June 30, 2009, the Company incurred costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of the stockholder litigation described elsewhere herein. During the six months ended June 30, 2008, the Company incurred merger and distribution-related costs of $1.7 million. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $2.0 million and $3.0 million in the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.85% to 2.82%. The Company had interest income of $0.2 million and $1.1 million in the six months ended June 30, 2009 and 2008, respectively; interest income in 2008 included $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan. The decline in interest income also reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2009, the Company recorded a provision for income taxes of $14.3 million, reflecting the Company’s estimated 2009 effective tax rate of 45.9% and a one time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company has ceased pursuing.

For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $19.9 million, reflecting the Company’s estimated 2008 effective tax rate of 44.5% and a one time adjustment of $0.6 million due to an adjustment to the rate applied to the unremitted earnings of unconsolidated affiliates, a deferred tax liability.

The increase in the 2009 annual effective tax rate relates primarily to the Company expecting to be able to utilize less foreign tax credits, as a percentage of income than was anticipated in the second quarter of 2008.

Equity in Earnings (Losses) of Affiliates

The Company recorded a loss of $0.3 million and income of $1.7 million of from unconsolidated affiliates for the six months ended June 30, 2009 and 2008, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due primarily to Mr. Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $1.4 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Cash Flow for the six months ended June 30, 2009 and 2008

Operating Activities

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2009, a decrease of $33.7 million from the same period in the prior year. This reflects primarily the decrease in net income available to CKX of $6.7 million, recognition of $10.0 million of revenue from the FXRE license payments in 2009 for which the cash was received in 2008 and normal seasonal patterns in cash collections on certain American Idol revenue streams.

Net cash provided by operating activities was $27.9 million for the six months ended June 30, 2008, reflecting net income available to CKX, Inc. of $24.2 million, which includes depreciation and amortization expenses of $11.1 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2009, primarily reflecting the purchase of a fractional interest in a corporate airplane, the investment in the Cirque du Soleil partnership and recurring capital expenditures at Graceland.

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2008 reflecting capital expenditures related primarily to the purchase of additional land adjacent to Graceland.

Financing Activities

Cash used in financing activities was $18.2 million for the six months ended June 30, 2009. The Company made payments of $15.0 million related to the purchase of restricted redeemable common stock. The Company also made distributions of $1.8 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock.

Cash used in financing activities was $2.3 million for the six months ended June 30, 2008. The Company made distributions to noncontrolling interest shareholders of $0.9 million, principal payments on notes payable of $0.5 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock.

Uses of Capital

At June 30, 2009, the Company had $101.4 million of debt outstanding and $72.9 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our capital expenditures for 2009 will total approximately $7.0 million. We will also incur significant expenditures for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM Mirage (“MGM”). We incurred $6.1 million in the six months ended June 30, 2009 and expect to incur an additional $14.8 million over the remainder of 2009 and in the first half of 2010.

We announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the redevelopment of Graceland will take several years and could require a substantial financial investment by the Company. The Company remains committed to the Graceland redevelopment and will continue to pursue opportunities on its own or with third parties.

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

On December 14, 2007 and February 1, 2008, two shareholder derivative actions were instituted, and later consolidated (the “Action”), against the Company, its directors, 19X and 19X Acquisition Corp. in connection with the proposed merger described in note 3 above. The Action challenged the Board’s approval of the Merger, alleging among other things, that the proposed transaction favored Mr. Sillerman over CKX’s public stockholders.

On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The terms of the settlement included, among others: (i) that holders of not less than 73% of CKX’s outstanding capital stock entitled to vote on the Merger had to vote in favor of the transaction in order for it to be consummated, rather than the 50% provided in the original Merger Agreement; (ii) that under any circumstance in which 19X must pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; (iii) that not less than $500,000 of the termination fee had to be paid in cash (whereas the original Merger Agreement had no cash requirement); and (iv) that the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original Merger Agreement.

The Merger Agreement was thereafter terminated and, on November 21, 2008, Mr. Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256,016 of the delivered shares were paid pursuant to the settlement agreement terms described above.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $675,000. Unless, on or before September 30, 2009, one or more CKX stockholders objects to the dismissal of the Action as moot or to CKX’s agreement with respect to the payment of attorneys’ fees and expenses, and unless any such objections are deemed by the Court to be of merit, the parties will ask the Court to enter a final order dismissing the Action with prejudice as to plaintiffs and their counsel.

The Company recorded a provision for this settlement in the three months ended June 30, 2009 of $525,000 representing the settlement amount of $675,000 less expected insurance proceeds of $150,000. This provision is reflected in the Company’s consolidated statement of operations as merger and distribution-related costs.

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

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM to create a permanent Elvis Presley show at MGM CityCenter’s ARIA resort and casino, which is currently under construction in Las Vegas. The Elvis Presley show is expected to open to the public with the ARIA resort and casino in January 2010. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of approximately $3.1 million in 2008 and $6.1 million in the six months ended June 30, 2009. The Company expects to fund the remaining $14.8 million over the remainder of 2009 and in the first half of 2010.

Annual Impairment Review

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company will perform its annual impairment analysis in the fourth quarter unless a triggering event occurs prior. To date, no triggering events have occurred.

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

Critical Accounting Policies

During the six months ended June 30, 2009, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The adoption of SFAS 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. One change in SFAS 141(R) that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Prior to SFAS 141(R), these adjustments were recorded as adjustments to goodwill.

Due to the adoption of SFAS 160, the prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”). SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. SFAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on the Company’s financial statements because the impact is limited to presentation and disclosure.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $101.4 million of total debt outstanding at June 30, 2009, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the six months ended June 30, 2009 would have decreased by approximately $0.3 million.

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

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the six months ended June 30, 2009 would have decreased by approximately $1.5 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of June 30, 2009, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put and Call Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights applied to 1,672,170 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller. Following the exercise of the amended call option described in note 2 above, 534,082 shares remain subject to the put and call option agreement.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended June 30, 2009 that have materially affected CKX’s internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Merger Litigation

The following description of the Merger Litigation, which is described elsewhere in this Quarterly Report using slightly different wording, is being included herein as required under the terms of the Stipulation referenced below.

On December 14, 2007 and February 1, 2008, two shareholder derivative actions were instituted, and later consolidated (the “Action”), in the Delaware Chancery Court against the directors of CKX, Inc. (“CKX”) and others in connection with the proposed acquisition of the publicly held stock of CKX by its controlling shareholder, Robert F.X. Sillerman (“Sillerman”) and his affiliates (the “Acquisition”). Pursuant to a merger agreement among CKX, 19X, Inc. (“19X”) and 19X Acquisition Corp. (Sillerman’s acquisition vehicle), CKX would continue as the surviving corporation and wholly owned subsidiary of 19X. The Action challenged the Board’s approval of the Acquisition which was alleged to favor Sillerman over CKX’s public stockholders.

On May 27, 2008, the parties to the litigation agreed to settle the Action, as reflected in an amendment to the Amended Merger Agreement, the terms of which included, among others, that: holders of not less than 73% of CKX’s common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of stock entitled to vote on the Acquisition must vote in its favor in order for it to be consummated, rather than 50%, as provided in the original merger agreement; that under any circumstance in which 19X must pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; that not less than $500,000 thereof must be paid in cash (whereas the original merger agreement had no cash requirement); and the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original merger agreement.

The Acquisition was thereafter terminated and, on November 21, 2008, Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256, 016 of those shares were paid pursuant to the parties’ agreement to settle Action.

On July 31, 2009, the parties to the Action entered into a Stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $675,000.

Unless, on or before September 30, 2009, one or more CKX shareholders objects to the dismissal of the Action as moot or to CKX’s agreement with respect to the payment of attorneys’ fees and expenses, and unless any such objections are deemed by the Court to be of merit, the parties will ask the Court to enter a final order dismissing the Action with prejudice as to plaintiffs and their counsel. Objections must be filed in the office of the Register in Chancery, 500 North King Street, Wilmington, DE 19801 and copies served upon the following counsel of record:

Joseph A. Rosenthal, Esquire	Gregory Williams, Esquire
Rosenthal, Monhait & Goddess, P.A.	Richards, Layton & Finger, P.A.
Suite 1401, 919 N. Market Street	P.O. Box 551
P.O. Box 1070	920 King Street
Wilmington, DE 19899	Wilmington, DE 19899

Item 6.	Exhibits

Exhibit
No.	Description

3.2	Amended and Restated Bylaws (Filed herewith)
** 10.1	Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.13 to the Form 10-QSB for the quarterly period ended March 31, 2005 and incorporated by reference as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

**	Filed to include certain exhibits to the agreement that were accidentally omitted in the prior filing of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, Inc.

BY:	/s/ Robert F.X. Sillerman

Name:	Robert F.X. Sillerman
Chief Executive Officer and
Chairman of the Board

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer
(Principal Accounting Officer)

DATE: August 10, 2009

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2	Amended and Restated Bylaws
10.1	Amended and Restated Bridge Loan Credit Agreement, dated as of March 17, 2005, among the Company, EPE Holding Corporation, the several banks and other financial institutions or entities from time to time, Bear, Stearns & Co. Inc., as sole lead arranger, and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.13 to the Form 10-QSB for the quarterly period ended March 31, 2005 and incorporated by reference as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.