Form 10-Q
period 2009-09-30
CKX, Inc.
filed 2009-11-06
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 3, 2009, there were 93,039,593 shares of the registrant’s common stock outstanding.

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	41

Part II	OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 6	Exhibits	42
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

		December 31,
	September 30, 2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66,944	$101,895
Receivables, net of allowance for doubtful accounts of $904 at September 30, 2009 and $803 at December 31, 2008	50,421	37,085
Due from related party	—	274
Inventories, net of allowance for obsolescence of $791 at September 30, 2009 and $649 at December 31, 2008	1,810	1,988
Prepaid expenses and other current assets	33,489	8,119
Prepaid income taxes	4,186	—
Deferred tax assets	2,502	4,941

Total current assets	159,352	154,302
Property and equipment — net	49,927	47,818
Receivables	2,381	3,267
Loans to related parties	1,765	1,765
Other assets	39,049	26,797
Goodwill	117,606	108,771
Other intangible assets — net	124,297	127,403
Deferred tax assets	4,671	5,938

TOTAL ASSETS	$499,048	$476,061

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,822	$19,648
Accrued expenses	23,738	22,373
Current portion of long-term debt	482	489
Income taxes payable	—	5,526
Deferred revenue	11,621	30,745

Total current liabilities	73,663	78,781
Long-term liabilities:
Long-term debt	100,647	101,429
Deferred revenue	2,542	3,515
Other long-term liabilities	3,093	2,850
Deferred tax liabilities	21,894	23,744

Total liabilities	201,839	210,319

Redeemable restricted common stock — 534,082 shares outstanding at September 30, 2009 and 1,672,170 shares outstanding at December 31, 2008	7,347	23,002
Commitments and contingencies (see note 13)
CKX, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,822,130 shares issued at September 30, 2009 and 95,634,685 issued at December 31, 2008	968	956
Additional paid-in-capital	394,326	377,617
Accumulated deficit	(79,355)	(106,619)
Common stock in treasury — 4,477,438 shares at September 30, 2009 and 3,339,350 shares at December 31, 2008	(22,647)	(7,647)
Accumulated other comprehensive income (loss)	(33,698)	(49,671)

CKX, Inc. stockholders’ equity	282,419	237,461
Noncontrolling interests	7,443	5,279

Total equity	289,862	242,740

TOTAL LIABILITIES AND EQUITY	$499,048	$476,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenue	$87,395	$96,977
Operating expenses:
Cost of sales	49,718	49,940
Selling, general and administrative expenses	18,115	20,761
Corporate expenses	4,911	3,605
Depreciation and amortization	5,033	5,322
Merger and distribution-related costs	—	272
Acquisition-related costs	309	—
Other expense (income)	(1,697)	(5,631)

Total operating expenses	76,389	74,269

Operating income	11,006	22,708
Interest income	53	297
Interest expense	(697)	(1,320)

Income before income taxes and equity in earnings of affiliates	10,362	21,685
Income tax (benefit ) expense	(1,781)	12,152

Income before equity in earnings of affiliates	12,143	9,533
Equity in earnings of affiliates	97	299

Net income	12,240	9,832
Dividends on preferred stock	(456)	(456)

Net income available to CKX, Inc.	11,784	9,376
Less: Net income attributable to noncontrolling interests	(591)	(688)

Net income attributable to CKX, Inc.	$11,193	$8,688

Income per share:
Basic income per share	$0.12	$0.09

Diluted income per share	$0.12	$0.09

Average number of common shares outstanding:
Basic	92,850,007	97,054,680
Diluted	93,011,869	97,060,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenue	$248,434	$250,724
Operating expenses:
Cost of sales	110,932	100,321
Selling, general and administrative expenses	55,667	57,921
Corporate expenses	14,820	11,906
Depreciation and amortization	14,031	16,411
Merger and distribution-related costs	525	1,955
Acquisition-related costs	2,542	—
Other expense (income)	4,143	(5,790)

Total operating expenses	202,660	182,724

Operating income	45,774	68,000
Interest income	256	1,402
Interest expense	(2,653)	(4,361)

Income before income taxes and equity in (losses) earnings of affiliates	43,377	65,041
Income tax expense	12,548	32,032

Income before equity in (losses) earnings of affiliates	30,829	33,009
Equity in (losses) earnings of affiliates	(162)	1,956

Net income	30,667	34,965
Dividends on preferred stock	(1,368)	(1,368)

Net income available to CKX, Inc.	29,299	33,597
Less: Net income attributable to noncontrolling interests	(2,035)	(1,763)

Net income attributable to CKX, Inc.	$27,264	$31,834

Basic income per share:
Income attributable to CKX, Inc. before preferred dividends	$0.31	$0.34
Dividends on preferred stock	(0.01)	(0.01)

Basic income per share	$0.30	$0.33

Diluted income per share:
Income attributable to CKX, Inc. before dividends on preferred stock	$0.31	$0.34
Dividends on preferred stock	(0.01)	(0.01)

Diluted income per share	$0.30	$0.33

Average number of common shares outstanding:
Basic	93,446,186	97,042,732
Diluted	93,498,202	97,087,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net income	$30,667	$34,965
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,031	16,411
Write-off of deferred costs	874	—
Unrealized foreign currency losses (gains)	3,278	(4,667)
Share-based payments	1,156	2,041
Equity in earnings (losses) of affiliates, net of cash received	162	(617)
Deferred income taxes	3,585	(3,571)
Non-cash interest expense	534	499
Provision for inventory and accounts receivable allowance	358	229
Changes in operating assets and liabilities:
Receivables	(10,572)	(25,788)
Prepaid expenses and other current assets	(17,026)	(665)
Prepaid income taxes	(4,186)	—
Accounts payable and accrued expenses	15,340	17,037
Deferred revenue	(20,573)	6,937
Income taxes payable	(5,526)	15,234
Other	(12,071)	2,917

Net cash provided by operating activities	31	60,962

Cash flows from investing activities:
Investment in Cirque du Soleil partnership	(6,050)	—
Purchase of 51% interest in business, net of cash acquired of $936	(4,314)	—
Purchases of property and equipment	(6,207)	(6,013)

Net cash used in investing activities	(16,571)	(6,013)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	(15,000)	—
Distributions to noncontrolling interest shareholders	(2,175)	(1,275)
Principal payments on debt	(774)	(589)
Dividends paid on preferred stock	(1,368)	(1,368)

Net cash used in financing activities	(19,317)	(3,232)

Effect of exchange rate changes on cash and cash equivalents	906	(2,875)

Net (decrease) increase in cash and cash equivalents	(34,951)	48,842

Cash and cash equivalents — beginning of period	101,895	50,947

Cash and cash equivalents — end of period	$66,944	$99,789

Supplemental cash flow data:
Cash paid during the period for:
Interest	$2,352	$4,146
Income taxes	19,923	20,726

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456
Accrued but unpaid investment in Cirque du Soleil partnership	3,757

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2008 (in thousands):

Distribution of final 2% ownership interest in FX Real Estate and Entertainment Inc.	$6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

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

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis and, the operations of Graceland; and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

The financial information in this report for the three and nine months ended September 30, 2009 and 2008 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended by the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2009.

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

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to the Interim Shares and paid to Mr. Fuller a gross purchase price of $15.0 million. The Interim Shares purchased by the Company were recorded as treasury shares. The Company recorded a cost of $0.8 million for payroll-related taxes associated with the exercise of the call option.

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

About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. As described below, on January 10, 2008 CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE.

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas property is currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas property at maturity (January 6, 2009), its Las Vegas subsidiaries received a Notice of Trustee’s Sale, pursuant to which on November 18, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. FXRE has previously disclosed that the Las Vegas property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. FXRE has further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

FXRE Distribution

As referenced above, prior to and a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every ten shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

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

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for nine months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

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

Charges under the shared services agreement were made on a quarterly basis and were determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties met to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties were required to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above. Charges under the shared services agreement were reviewed by the Audit Committee.

Prior to the termination of the agreement effective as of June 30, 2009, for the nine months ended September 30, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement prior to its termination; these amounts have been paid to the Company in 2009. For the nine months ended September 30, 2008, CKX billed FXRE $1.3 million for professional services, primarily accounting and legal services, performed under the shared services agreement. These amounts were paid to the Company in 2008.

5.	Accounting Policies

During the nine months ended September 30, 2009, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2008, other than the impact of the following:

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was later superseded by the FASB Codification and included in Accounting Standards Codification (“ASC”) 105-10, which is effective for the Company July 1, 2009. This standard does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under this standard, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The impact of this standard on the Company’s financial statements is limited to presentation and disclosure.

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly SFAS No. 141(R), Business Combinations) and ASC 810-10-65 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). The adoption of these standards changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. Another change that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Under prior practice, these adjustments were recorded as adjustments to goodwill. Prior periods have been restated to conform to the 2009 presentation for noncontrolling interests.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was later superseded by the FASB Codification and included in ASC 855-10, which is effective for the Company on July 1, 2009. This standard provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This standard is effective for the Company beginning in 2010. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

6.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$12,240	$9,832	$30,667	$34,965
Foreign currency translation adjustments	(4,459)	(21,807)	15,973	(21,569)

	7,781	(11,975)	46,640	13,396
Net income attributable to noncontrolling interests	(591)	(688)	(2,035)	(1,763)

Comprehensive income (loss)	$7,190	$(12,663)	$44,605	$11,633

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements.

7.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 693,350 and 763,650 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the three months ended September 30, 2009 and 2008, respectively. 2,128,250 and 722,450 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the nine months ended September 30, 2009 and 2008, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic common shares outstanding (including redeemable restricted common stock)	92,850,007	97,054,680	93,446,186	97,042,732
Incremental shares for assumed exercise of Series C preferred stock, restricted stock and stock options	161,862	6,257	52,016	44,594

Diluted common shares outstanding (including redeemable restricted common stock)	93,011,869	97,060,937	93,498,202	97,087,326

8.	Intangible Assets and Goodwill

Intangible assets as of September 30, 2009 consist of (in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	10.3 years	$28,900	$(8,812)	$20,088
Other Presley intangible assets	12.4 years	13,622	(6,218)	7,404
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	2.5 years	64,476	(41,053)	23,423
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	2.8 years	18,654	(12,791)	5,863
MBST artist contracts, profit participation rights and other intangible assets	2.2 years	4,270	(3,116)	1,154

		$129,922	$(71,990)	$57,932

The gross carrying amount of intangible assets of $129.9 million as of September 30, 2009 in the table above differs from the amount of $117.7 million as of December 31, 2008 in the table below due to foreign currency movements of $6.7 million and intangible assets of $5.5 million recorded related to the acquisition of a 51% interest in Storm Model Management (“Storm”), a U.K.-based modeling agency, in exchange for $4.3 million in cash paid at closing, which is net of cash acquired of $0.9 million. The initial purchase price allocations, including those amounts allocated to intangible assets, are preliminary. The Company consolidates the results of operations of Storm since the date of acquisition (August 6, 2009) in the 19 Entertainment operating segment.

Balance at
September 30,
2009

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Intangible assets as of December 31, 2008 consist of (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(7,353)	$21,547
Other Presley intangible assets	13,622	(5,265)	8,357
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	58,644	(30,948)	27,696
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	12,252	(10,538)	1,714
MBST artist contracts, profit participation rights and other intangible assets	4,270	(2,546)	1,724

	$117,688	$(56,650)	$61,038

Balance at
December 31,
2008

Indefinite Lived Intangible Assets:
Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Amortization expense for definite lived intangible assets was $11.0 million and $14.1 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (in thousands):

For the three months ending December 31, 2009	$3,800
For the years ending December 31,
2010	14,800
2011	13,600
2012	5,800
2013	3,800

Goodwill as of September 30, 2009 consists of (in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2008	Adjustments	2009

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	80,907	8,835	89,742
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$108,771	$8,835	$117,606

The increase in goodwill from December 31, 2008 to September 30, 2009 reflects foreign currency movements of $8.0 million and goodwill of $0.8 million recorded related to the acquisition of the 51% investment in Storm. The Company will perform its annual impairment analysis of long-lived assets in the fourth quarter. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter.

9.	Debt

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was effectively reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of September 30, 2009, the Company had drawn down $100.0 million under the Credit Facility, the proceeds of which were used in June 2007 to make the initial investment in FXRE referenced elsewhere herein. A commitment fee of 0.375%-0.50% on the daily unused portion of the Credit Facility is payable monthly in arrears. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at September 30, 2009 bears interest at the Eurodollar rate resulting in an effective annual interest rate at September 30, 2009 of 1.75% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheets and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of September 30, 2009.

At September 30, 2009, the Company also had $1.1 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with a final installment of remaining principal and interest due and payable on February 7, 2012. On July 14, 2009 the Company prepaid a $300,000 principal payment due in February 2012 under this note.

The fair value of the Company’s debt has been calculated using a present value model and observable market rates at $87.1 million as of September 30, 2009 reflecting the favorable interest rates on the Company’s debt instruments.

10.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and non-controlling interests for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	28,632	2,035	30,667
Distributions/distributions payable to noncontrolling interest shareholders	—	(2,300)	(2,300)
Series B preferred dividends	(1,368)	—	(1,368)
Other comprehensive income	15,973	—	15,973
Purchase of 51% interest in business	—	2,471	2,471
Other	1,721	(42)	1,679

Balance at September 30, 2009	$282,419	$7,443	$289,862

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2008	$289,704	$4,757	$294,461
Net income	33,202	1,763	34,965
Distributions to noncontrolling interest shareholders	—	(1,275)	(1,275)
Series B preferred dividends	(1,368)	—	(1,368)
Other comprehensive income	(21,569)	—	(21,569)
Other	2,040	11	2,051

Balance at September 30, 2008	$302,009	$5,256	$307,265

11.	Share-Based Payments

Share-based compensation expense was $1.2 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company granted 1,412,000 stock options to employees. These options vest 20% on each anniversary of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant ($4.19). The weighted average fair value of the grants was $1.99 per option. Compensation expense is being recognized ratably over the vesting period, assuming 10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the nine months ended September 30, 2009:

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

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $12.5 million, reflecting the Company’s estimated 2009 effective tax rate of 36.9% and a one-time beneficial adjustment in the second quarter of $0.8 million for the expensing of 2008 costs relating to a deal that the Company has ceased pursuing, as well as a third quarter benefit of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions and a tax benefit of $1.6 million relating to potential tax refunds.

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

For the three months ended September 30, 2009, the Company recorded a benefit for income taxes of $1.8 million. The provision is comprised of $0.8 million reflecting the general tax provision for the quarter offset by a one time benefit of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions, and a tax benefit of $1.6 million relating to potential tax refunds. The general tax provision of $0.8 million for the quarter reflects a reduction in the annual estimated effective tax rate to 36.9% from 45.9% at the end of the second quarter.

For the three months ended September 30, 2008, the Company recorded a provision for income taxes of $12.2 million. The provision is comprised of $13.3 million reflecting the general tax provision for the quarter offset by a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

The decrease in the 2009 annual effective tax rate relates primarily to the Company expecting to owe less foreign taxes as a percentage of income than was anticipated in the third quarter of 2008, receiving a larger benefit from the utilization of the Company’s foreign tax credit and not capitalizing any deal costs.

The Company’s uncertain tax positions increased in the third quarter of 2009 by $1.8 million. The increase relates primarily to accounting method issues. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2010. It is not possible at this time to determine the effect on the effective tax rate if all the uncertain tax positions were settled with the taxing authorities.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State has completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. and completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006 with the exception of a few entities where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

13.	Commitments and Contingencies

Elvis Cirque du Soleil Show

On August 17, 2006, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it had reached an agreement with Cirque du Soleil and MGM Mirage (“MGM”) to create a permanent Elvis Presley show at MGM CityCenter’s ARIA resort and casino in Las Vegas, Nevada. The Elvis Presley Cirque du Soleil show is expected to open to the public in January 2010. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company and has been determined by the Company to be a variable interest entity. The Company is not the primary beneficiary of the partnership and does not control its main operating functions and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of $3.1 million in 2008 and $9.8 million in the nine months ended September 30, 2009. The Company expects to fund the remaining $11.1 million over the remainder of 2009 and in early 2010. The amount incurred to date of $12.9 million is recorded within other assets on the accompanying condensed consolidated balance sheet as of September 30, 2009.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest.

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

On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The terms of the settlement included, among others,: (i) that holders of not less than 73% of CKX’s outstanding capital stock entitled to vote on the Merger had to vote in favor of the transaction in order for it to be consummated, rather than 50%, as provided in the original Merger Agreement;

(ii) that under any circumstance in which 19X must pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; (iii) that not less than $500,000 of the termination fee had to be paid in cash (whereas the original Merger Agreement had no cash requirement); and (iv) the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original Merger Agreement.

The Merger was thereafter terminated and, on November 21, 2008, Mr. Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256,016 of those shares were paid pursuant to the settlement agreement terms described above.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $675,000. On September 30, 2009, the Court entered a final order dismissing the Action with prejudice as to plaintiffs and their counsel.

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

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)
Three months ended September 30, 2009:
Revenue	$2,302	$12,416	$71,396	$1,281	$—	$87,395

Operating income (loss)	$644	$3,728	$11,195	$804	$(5,365)	$11,006

Depreciation and amortization	$645	$594	$3,640	$9	$145	$5,033

OIBDAN	$1,294	$4,352	$14,971	$813	$(4,987)	$16,443

Three months ended September 30, 2008:
Revenue	$5,242	$12,554	$78,798	$383	$—	$96,977

Operating income (loss)	$1,632	$2,830	$22,174	$(24)	$(3,904)	$22,708

Depreciation and amortization	$645	$566	$4,069	$15	$27	$5,322

OIBDAN	$2,286	$3,417	$26,936	$(5)	$(3,687)	$28,947

Nine months ended September 30, 2009:
Revenue	$18,714	$29,157	$197,303	$3,260	$—	$248,434

Operating income (loss)	$12,807	$4,768	$45,905	$484	$(18,190)	$45,774

Depreciation and amortization	$1,936	$1,773	$9,980	$39	$303	$14,031

OIBDAN	$14,769	$6,618	$56,262	$528	$(17,216)	$60,961

Nine months ended September 30, 2008:
Revenue	$13,370	$29,464	$205,041	$2,849	$—	$250,724

Operating income (loss)	$5,728	$4,106	$71,534	$573	$(13,941)	$68,000

Depreciation and amortization	$1,936	$1,681	$12,669	$45	$80	$16,411

OIBDAN	$7,692	$5,848	$85,556	$630	$(13,274)	$86,452

Asset Information:
Segment assets at September 30, 2009	$91,054	$73,821	$203,324	$31,026	$99,823	$499,048

Segment assets at December 31, 2008	$84,437	$74,359	$153,083	$31,362	$132,820	$476,061

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands)

OIBDAN	$16,443	$28,947	$60,961	$86,452
Depreciation and amortization	(5,033)	(5,322)	(14,031)	(16,411)
Non-cash compensation	(404)	(917)	(1,156)	(2,041)
Interest income	53	297	256	1,402
Interest expense	(697)	(1,320)	(2,653)	(4,361)
Equity in earnings (losses) of affiliates	97	299	(162)	1,956
Income tax (benefit) expense	1,781	(12,152)	(12,548)	(32,032)

Net income	$12,240	$9,832	$30,667	$34,965

15.	Related Party Transactions

Please see note 2, Exercise of Amended Call Option.

Please see note 3, Terminated Merger Agreement.

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

Following payment of the outstanding amounts referenced above, effective April 1, 2009, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FXRE, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to each of Flag Anguilla, Flag Luxury Properties and FXRE. The terms of the agreements run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and FXRE will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. Each agreement is terminable at the option of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of a FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period. As of September 30, 2009, Flag Anguilla, FXRE and Flag Luxury Properties are each current on all rent payments.

On May 1, 2009, we invested $100,000 in the form of a convertible promissory note in a venture-stage music-oriented technology company that is affiliated with a former director of the Company. The Company expensed the full amount of this investment as and when the funds were used. On August 31, 2009, we entered into a letter of intent with this same company setting forth terms for a proposed technology license and development services agreement. Upon execution of the letter of intent, the Company paid $100,000 as an advance license fee, with an additional $50,000 advance license fee paid on October 13, 2009. As with the initial May investment, these amounts have been recorded as development expense. The letter of intent requires the Company to pay an additional $750,000 due upon execution and delivery of a long form development service agreement.

16.	Subsequent Events

The Company evaluated subsequent events through November 5, 2009.

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited, which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

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

On June 8, 2009, the Company entered into an amendment to the Put and Call Option Agreement with Mr. Fuller. Pursuant to the amendment, the call price with respect to 1,138,088 of Mr. Fuller’s shares (the “Interim Shares”) was reduced to $13.18 per share and the exercise periods for the put and call of such shares were accelerated to allow for the their exercise at any time commencing on the date of the amended agreement. The terms of the original Put and Call Option Agreement remain in place with respect to Mr. Fuller’s remaining 369,047 shares of common stock.

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

Transactions Involving FX Real Estate and Entertainment Inc.

    About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. As described below, on January 10, 2008 CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE.

FXRE owns 17.72 contiguous acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas property is currently occupied by a motel and several commercial and retail tenants. FXRE has disclosed that, as a result of the failure to repay all of the obligations owed to the lenders under the outstanding $475 million mortgage loan on FXRE’s Las Vegas property at maturity (January 6, 2009), its Las Vegas subsidiaries received a Notice of Trustee’s Sale, pursuant to which on November 18, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. FXRE has previously disclosed that the Las Vegas property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. FXRE has further disclosed that neither it nor its subsidiaries are able to cure the default and satisfy such outstanding amounts and therefore are considering all possible legal options, including bankruptcy proceedings.

    FXRE Distribution

As referenced above, prior to and a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every ten shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

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

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for nine months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million.

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

Charges under the shared services agreement were made on a quarterly basis and were determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties met to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties were required to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above. Charges under the shared services agreement were reviewed by the Audit Committee.

Prior to the termination of the agreement effective as of June 30, 2009, for the nine months ended September 30, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement prior to its termination; these amounts have been paid to the Company in 2009. For the nine months ended September 30, 2008, CKX billed FXRE $1.3 million for professional services, primarily accounting and legal services, performed under the shared services agreement. These amounts were paid to the Company in 2008.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The eighth broadcast season aired 50.0 hours in 2009. In 2008 we aired 52.5 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed the 2010 season of American Idol, with an automatic renewal for the 2011 season upon the show achieving certain minimum ratings. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony Music.

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company will amortize the aggregate payments of $45 million to cost of sales over the three-year term of the arrangement as the American Idol series airs, which is in accordance with our accounting policy, Television Production Costs, as described in the Company’s Form 10-K.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates on Fox in the United States our American Idol show is broadcast (the first and second quarters) and the dates our So You Think You Can Dance series airs (the second and third quarters). In 2009, Fox ordered additional broadcast hours of So You Think You Can Dance which is airing in the third and fourth quarters of 2009. We also aired Superstars of Dance, a special series, on NBC in the first quarter of 2009. As a result of the additional season of So You Think You Can Dance we expect our revenue in the fourth quarter of 2009 to be significantly higher than the prior year.

19 Entertainment’s revenue reflects its contractual share of the IDOLS television revenue representing producer, format and licensing fees as well as ratings and ratings bonuses and does not include the revenue earned or the production costs incurred directly by our production and distribution partner, FremantleMedia. 19 Entertainment records all of the television and sponsorship revenue for So You Think You Can Dance and Superstars of Dance and our operating expenses include the contractual share that we distribute to our production partners.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and nine months ended September 30, 2009 and 2008.

Consolidated Operating Results Three Months Ended September 30, 2009

    Compared to Three Months Ended September 30, 2008

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
		(In thousands)

Revenue	$87,395	$96,977	$(9,582)
Operating expenses	76,389	74,269	2,120
Other expense (income)	(1,697)	(5,631)	3,934
Operating income	11,006	22,708	(11,702)
Income tax (benefit) expense	(1,781)	12,152	(13,933)
Net income attributable to CKX, Inc.	11,193	8,688	2,505

Operating income	$11,006	$22,708	$(11,702)
Depreciation and amortization	5,033	5,322	(289)
Non-cash compensation	404	917	(513)

OIBDAN	$16,443	$28,947	$(12,504)

Revenue decreased $9.6 million in 2009 due primarily to a decline in American Idol and music revenue and reduced royalty and licensing revenue at the Presley Business partially offset by additional So You Think You Can Dance revenue and increased revenue at the Ali business. Higher operating expenses of $2.1 million for the three months ended September 30, 2009 resulted from lower foreign exchange gains compared to the prior year quarter offset by higher corporate expenses and acquisition-related costs.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$21,289	$(9,728)	$11,561
Other IDOLS television programs (including license fees and sponsorship)	3,158	(121)	3,037
So You Think You Can Dance and other television productions	36,869	(30,223)	6,646
Recorded music, management clients and other	10,080	(7,391)	2,689

	$71,396	$(47,463)	$23,933
Selling, general and administrative expenses, excluding non-cash compensation			(10,634)
Other income			1,672

OIBDAN			$14,971

OIBDAN			$14,971
Depreciation and amortization			(3,640)
Non-cash compensation			(136)

Operating income			$11,195

Three Months Ended September 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$28,156	$(11,380)	$16,776
Other IDOLS television programs (including license fees and sponsorship)	4,544	(178)	4,366
So You Think You Can Dance and other television productions	32,201	(26,220)	5,981
Recorded music, management clients and other	13,897	(8,695)	5,202

	$78,798	$(46,473)	$32,325
Selling, general and administrative expenses, excluding non-cash compensation			(11,020)
Other income			5,631

OIBDAN			$26,936

OIBDAN			$26,936
Depreciation and amortization			(4,069)
Non-cash compensation			(693)

Operating income			$22,174

American Idol revenue declined $6.9 million primarily due to reduced tour sponsorship deals and one less tour date and a reduction in tour minimum guarantees. The global recession unfavorably impacted sponsorship revenue. Cost of sales declined $1.7 million due to reduced tour costs and commissions on sponsorship deals.

Other IDOLS revenue declined $1.4 million due to reduced sponsorship and television revenue in international markets.

Revenue from So You Think You Can Dance increased $6.9 million due to 6 hours broadcast in the additional season that commenced in September, which was partially offset by 2 fewer hours broadcast in the season that ended in August. The So You Think You Can Dance tour contributed $1.2 million of the revenue increase due to the timing of tour dates and commercial revenue declined $0.5 million. Other television revenue declined $2.2 million due to non-recurring projects in 2008 partially offset by a tape sale of Superstars of Dance. Cost of sales increased due to the additional broadcast hours for So You Think You Can Dance partially offset by costs on the prior year’s non-recurring projects.

Recorded music revenue declined $3.1 million in 2009 due to lower record sales. Management revenue decreased $0.7 million primarily due to reduced touring schedules for several artists as they work on new album releases scheduled for the second half of 2009 and reduced management fees at MBST. The Storm acquisition, completed on August 6, 2009, contributed $1.6 million in revenue. Cost of sales declined $1.3 million due to lower music royalties partially offset by the Storm acquisition.

Selling, general and administrative expenses declined by $0.4 million due primarily to more costs being allocated to specific projects. Other income of $1.7 million and $5.6 million for the three months ended September 30, 2009 and 2008, respectively, represents foreign exchange gains generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency. The foreign exchange gains in both periods reflect the weakening of the U.K. pound compared to the U.S. dollar.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
		(In thousands)

Revenue	$2,302	$5,242	$(2,940)
Cost of sales	(50)	(1,406)	1,356
Selling, general and administrative expense, excluding non-cash compensation	(958)	(1,550)	592

OIBDAN	$1,294	$2,286	$(992)

OIBDAN	$1,294	$2,286	(992)
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(5)	(9)	4

Operating income	$644	$1,632	$(988)

The decrease in royalties and licensing revenue of $2.9 million for three months ended September 30, 2009 compared to 2008 was due to the 2008 distribution of “Elvis: Viva Las Vegas” DVD documentary (“Elvis Viva DVD”) which contributed $1.8 million, lower royalties from merchandise licensing of $0.6 million, and lower film, publishing and record royalties of $0.5 million. The global recession has unfavorably impacted royalty income from all sources. Royalties and licensing cost of sales decreased $1.4 million primarily due to the cost of production and commissions related to the 2008 Elvis Viva DVD distribution. Royalties and licensing selling, general and administrative expenses decreased $0.6 million primarily due to lower expenses related to the Elvis Viva DVD distribution of $0.3 million and lower licensing and legal fees.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
	(In thousands)

Revenue	$12,416	$12,554	$(138)
Cost of sales	(1,901)	(2,019)	118
Selling, general and administrative expense, excluding non-cash compensation	(6,163)	(7,118)	955

OIBDAN	$4,352	$3,417	$935

OIBDAN	$4,352	$3,417	$935
Depreciation and amortization	(594)	(566)	(28)
Non-cash compensation	(30)	(21)	(9)

Operating income	$3,728	$2,830	$898

Graceland Operations revenue was down $0.1 million for three months ended September 30, 2009 compared to 2008 due to favorable results from tours and exhibits being offset by retail and ancillary revenue. Tour and exhibit revenue of $4.9 million in the three months ended September 30, 2009 increased $0.2 million compared to the prior year period. This increase resulted from a 2.6% increase in attendance to 179,784 in 2009 from 175,159 in 2008 and a 1.5% increase in per visitor spending. Retail operations revenue of $4.7 million in the three months ended September 30, 2009 was down $0.1 million compared to the prior year with an increase in attendance offset by a reduction in per visitor spending and lower e-commerce retail sales. Other revenue, primarily hotel room revenue and ancillary real estate income, of $2.8 million for the three months ended September 30, 2009, decreased

$0.2 million compared to the same period in 2008 due to lower hotel occupancy, lower revenue from sponsorships and special events and lower rental revenue from ancillary real estate assets adjoining Graceland.

Graceland Operations cost of sales decreased by $0.1 million in the three months ended September 30, 2009 compared to the prior year period due to cost improvements on merchandise sales. Graceland Operations selling, general and administrative expenses decreased $1.0 million in the three months ended September 30, 2009 compared to the prior year period, primarily due to a $0.5 million provision in 2008 for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis, lower expenses related to special events of $0.2 million and a decrease in other variable expenses at Graceland operations.

Ali Business

The Ali Business contributed $1.3 million and $0.4 million of revenue for the three months ended September 30, 2009 and 2008, respectively. The increase was due to higher licensing fees as well as memorabilia signings by Mr. Ali in the third quarter of 2009 as compared to the prior period. Operating expenses decreased by $0.1 million for the three months ended September 30, 2009 from the prior period primarily due to the increased commissions offset by reduced personnel costs due to the restructuring of the business in early 2009. OIBDAN increased to $0.8 million compared to $(0.1) million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.9 million and $3.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase of $1.3 million primarily reflects $0.7 million of executive bonus expenses which were not recorded until the fourth quarter in 2008 due to the absence of a formal bonus plan in 2008, a $0.3 million reduction in the allocation of expenses to FXRE under the shared services agreement terminated as of June 30, 2009 and $0.2 million in increased professional fees.

During the three months ended September 30, 2009, the Company incurred $0.3 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in the Storm Modeling Agency (“Storm”).

During the three months ended September 30, 2008, the Company incurred merger and distribution-related costs of $0.3 million. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $0.7 million and $1.3 million in the three months ended September 30, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.10% to 1.85%. The Company had interest income of $0.1 million and $0.3 million in the three months ended September 30, 2009 and 2008, respectively. The decline in interest income reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program, which was extended through the end of 2013.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended September 30, 2009, the Company recorded a benefit for income taxes of $1.8 million. The provision is comprised of $0.8 million reflecting the general tax provision for the quarter offset by a one time benefit of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions and a tax benefit of $1.6 million relating to potential tax refunds. The general tax provision of $0.8 million for the quarter reflects a reduction in the annual estimated effective tax rate to 36.9% from 45.9% at the end of the second quarter.

For the three months ended September 30, 2008, the Company recorded a provision for income taxes of $12.2 million. The provision is comprised of $13.3 million reflecting the general tax provision for the quarter offset by a third quarter benefit of $1.1 million related to the filing of the 2007 federal tax return.

The decrease in the 2009 annual effective tax rate relates primarily to the Company expecting to owe less foreign taxes, as a percentage of income than was anticipated in the third quarter of 2008 receiving a larger benefit from the utilization of the Company’s foreign tax credit and not capitalizing any deal costs.

The Company’s uncertain tax positions increased in the third quarter of 2009 by $1.8 million. The increase relates primarily to accounting method issues. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2010. It is not possible at this time to determine the effect on the effective tax rate if all the uncertain tax positions were settled with the taxing authorities.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2009, the Company had approximately $0.5 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2006, 2007 and 2008. The Internal Revenue Service has commenced an audit of the Company’s tax year ended December 31, 2006. New York State has completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. and its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 with no material changes.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2006 with the exception of a few entities where their review deadlines have been routinely extended into 2009. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings (Losses) of Affiliates

The Company recorded earnings of $0.1 million and $0.3 million from unconsolidated affiliates for the three months ended September 30, 2009 and 2008, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due primarily to Mr. Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $0.6 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, primarily reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Consolidated Operating Results Nine Months Ended September 30, 2009

    Compared to Nine Months Ended September 30, 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
	(In thousands)

Revenue	$248,434	$250,724	$(2,290)
Operating expenses	202,660	182,724	19,936
Other expense (income)	4,143	(5,790)	9,933
Operating income	45,774	68,000	(22,226)
Income tax expense	12,548	32,032	(19,484)
Net income attributable to CKX, Inc.	27,264	31,834	(4,570)

Operating income	$45,774	$68,000	$(22,226)
Depreciation and amortization	14,031	16,411	(2,380)
Non-cash compensation	1,156	2,041	(885)

OIBDAN	$60,961	$86,452	$(25,491)

Revenue decreased $2.3 million in 2009 as revenue from a new television program, Superstars of Dance, higher revenue from So You Think You Can Dance and licensing fees from the terminated FXRE license agreements were offset by reduced American Idol and music and management revenue at 19 Entertainment. Higher operating expenses of $19.9 million for the nine months ended September 30, 2009 resulted primarily from costs related to Superstars of Dance and higher production costs for So You Think You Can Dance.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$77,269	$(17,689)	$59,580
Other IDOLS television programs (including license fees and sponsorship)	8,695	(359)	8,336
So You Think You Can Dance and other television productions	75,562	(63,038)	12,524
Recorded music, management clients and other	35,777	(24,309)	11,468

	$197,303	$(105,395)	$91,908
Selling, general and administrative expenses, excluding non-cash compensation			(31,478)
Other expense			(4,168)

OIBDAN			$56,262

OIBDAN			$56,262
Depreciation and amortization			(9,980)
Non-cash compensation			(377)

Operating income			$45,905

Nine Months Ended September 30, 2008	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$94,029	$(21,304)	$72,725
Other IDOLS television programs (including license fees and sponsorship)	11,723	(423)	11,300
So You Think You Can Dance and other television productions	54,737	(46,969)	7,768
Recorded music, management clients and other	44,552	(24,421)	20,131

	$205,041	$(93,117)	$111,924
Selling, general and administrative expenses, excluding non-cash compensation			(32,158)
Other income			5,790

OIBDAN			$85,556

OIBDAN			$85,556
Depreciation and amortization			(12,669)
Non-cash compensation			(1,353)

Operating income			$71,534

American Idol 8 aired 50 series hours in the U.S. in the nine months ended September 30, 2009 while American Idol 7 aired 52.5 series hours in the U.S. in the comparable 2008 season. American Idol revenue declined by $16.8 million due to a decrease of 2.5 hours of programming, reduced revenue from foreign syndication and reduced on-air and off-air sponsorship deals, partially offset by an increase in guaranteed license fees. The decline in foreign syndication revenue reflects the renewal of an agreement under less favorable terms to broadcast American Idol in the U.K. and the impact of foreign exchange and the global recession has unfavorably impacted sponsorship revenue. Television ratings for American Idol declined in 2009 by approximately 10%, reflecting an overall decline in network television viewing. Cost of sales declined $3.6 million due to reduced tour costs and commissions on sponsorship deals.

Other IDOLS revenue declined $3.0 million due primarily to reduced sponsorship and television revenue in international markets.

Revenue from So You Think You Can Dance increased $11.1 million due to 6 hours broadcast in the additional season that commenced in September. The season that concluded in August 2009 broadcast 37 hours, the same as in 2008. The So You Think You Can Dance tour contributed $3.3 million of the revenue increase due to the timing of tour dates for the U.S. tour and the introduction of a Canadian tour in 2009 while commercial revenue declined $0.2 million. Other television revenue increased $9.7 million representing a contribution of $10.2 million from Superstars of Dance, a special series aired on NBC in the first quarter of 2009 partially offset by non-recurring projects in 2008. Cost of sales increased $16.1 million due to the production costs for Superstars of Dance and additional broadcast hours for So You Think You Can Dance partially offset by costs for the non-recurring projects in the prior year.

Music revenue declined $3.5 million due to lower record sales. Management revenue decreased $5.3 million primarily due to management fees from the Spice Girls’ reunion tour in 2008 and reduced touring schedules for several artists as they work on new album releases scheduled for the second half of 2009 and reduced management fees at MBST. The Storm acquisition, completed on August 6, 2009, contributed $1.6 million in revenue. Cost of sales was flat with the prior year as lower music royalties were offset by Storm costs and prior year tour costs.

Selling, general and administrative expenses decreased by $0.7 million due primarily to more costs being allocated to specific projects. Other expense of $4.2 million and other income of $5.8 million for the nine months ended September 30, 2009 and 2008, respectively, represents foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency. The 2009 expense was due to strengthening of the U.K. pound compared to the U.S. dollar while the 2008 gain was due to the weakening of the U.K. pound compared to the U.S. dollar.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
	(In thousands)

Revenue	$18,714	$13,370	$5,344
Cost of sales	(720)	(1,718)	998
Selling, general and administrative expense, excluding non-cash compensation	(3,225)	(3,960)	735

OIBDAN	$14,769	$7,692	$7,077

OIBDAN	$14,769	$7,692	$7,077
Depreciation and amortization	(1,936)	(1,936)	—
Non-cash compensation	(26)	(28)	2

Operating income	$12,807	$5,728	$7,079

The increase in royalties and licensing revenue of $5.3 million for the nine months ended September 30, 2009 was due to the recognition of $9.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement. The increase was offset by 2008 revenue from the distribution of Elvis Viva DVD documentary of $1.8 million, lower merchandise licensing royalties of $1.3 million in the current period as 2008 had a strong carryover effect from the prior anniversary year and by lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.5 million. Other royalties decreased by a net $0.1 million for the nine months ended September 30, 2009 with higher revenue from the sale of television and video rights of $0.7 million offsetting lower record, publishing and film royalties. The global recession has unfavorably impacted royalty income from all sources. Royalties and licensing cost of sales decreased $1.0 million due to lower cost of production and commissions of $0.9 million related to the distribution of the 2008 Elvis Viva DVD and lower cost of sales of the DVD box set. Royalties and licensing selling, general and administrative expenses decreased by $0.7 million in the current period primarily due to lower advertising and marketing costs for the DVD box set of $0.3 million, lower cost of Elvis Viva DVD $0.3 million and lower legal expense.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Variance
	(In thousands)

Revenue	$29,157	$29,464	$(307)
Cost of sales	(4,358)	(4,587)	229
Selling, general and administrative expense, excluding non-cash compensation	(18,181)	(19,029)	848

OIBDAN	$6,618	$5,848	$770

OIBDAN	$6,618	$5,848	$770
Depreciation and amortization	(1,773)	(1,681)	(92)
Non-cash compensation	(77)	(61)	(16)

Operating income	$4,768	$4,106	$662

Graceland Operations revenue decreased $0.3 million for nine months ended September 30, 2009 compared to 2008 due to favorable results from tours and exhibits offset by lower ancillary revenue. Tour and exhibit revenue of $11.9 million for the nine months ended September 30, 2009 increased $0.5 million over the prior year. This increase resulted from a 2.1% increase in visitor spending and a 2.3% increase in attendance to 440,800 in 2009 from 430,829 in 2008. Retail operations revenue of $10.8 million for the nine months ended September 30, 2009 decreased $0.2 million compared to the prior year due to a slight decrease in per-visitor spending and lower e-commerce revenue, offset by the increase in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $6.5 million for the nine months ended September 30, 2009, was down $0.6 million compared to the prior year. The decline was due to lower hotel occupancy, resulting from fewer foreign travelers, and the loss of rental income from ancillary real estate primarily due to the closure of one property.

Graceland Operations cost of sales decreased by $0.2 million for the nine months ended September 30, 2009 compared to the prior year due to cost improvements.

Graceland Operations selling, general and administrative expenses decreased $0.8 million for the nine months ended September 30, 2009 primarily due to a $0.5 million provision recorded in 2008 for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis, lower expenses related to special events of $0.2 million, and decreases in advertising of $0.1 million, salaries and benefits of $0.3 million, professional and legal costs primarily related to master plan initiatives of $0.4 million and other operating expense. These declines were offset by the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the Company determined that these cost should be written off in March 2009. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties.

Ali Business

The Ali Business contributed $3.2 million and $2.8 million of revenue for the nine months ended September 30, 2009 and 2008, respectively. Revenue increased by $0.4 million primarily due to the recognition of $1.0 million of revenue related to the terminated FXRE licensing agreement which had previously been deferred and an increase in licensing fees offset by a decline in revenue from fewer memorabilia signings by Mr. Ali in 2009 compared to the prior year period. Operating expenses increased to $2.8 million for the nine months ended September 30, 2009 from $2.3 million in the prior year period primarily due to accrued severance costs of $1.4 million due to the restructuring of the business in early 2009 which subsequently reduced personnel costs. This was partially offset by decreased commissions and operating costs. OIBDAN declined to $0.5 million from $0.6 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $14.8 million and $11.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase of $2.9 million primarily reflects $1.4 million of executive bonus expenses which were not recorded until the fourth quarter in 2008 due to the absence of a formal bonus plan in 2008, $0.8 million in payroll-related taxes incurred due to the redemption of the redeemable restricted common stock in June 2009 and a $1.0 million reduction in the allocation of expenses to FXRE under the shared services agreement terminated as of June 30, 2009 offset by a $0.5 million reduction in employee-related costs.

During the nine months ended September 30, 2009, the Company incurred $2.5 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in Storm.

During the nine months ended September 30, 2009, the Company incurred costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of the stockholder litigation described elsewhere herein. During the nine months ended September 30, 2008, the Company incurred merger and distribution-related costs of $2.0 million. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Interest Income/Expense

The Company had interest expense of $2.7 million and $4.4 million in the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.60% to 2.49%. The Company had interest income of $0.3 million and $1.4 million in the nine months ended September 30, 2009 and 2008, respectively; interest income in 2008 included $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan. The decline in interest income also reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program, which was extended through the end of 2013.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $12.5 million, reflecting the Company’s estimated 2009 effective tax rate of 36.9% and a one-time beneficial adjustment in the second quarter of $0.8 million for the expensing of 2008 costs relating to a deal that the Company has ceased pursuing as well as a third quarter benefit of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions and a tax benefit of $1.6 million relating to potential tax refunds.

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

The decrease in the 2009 annual effective tax rate relates primarily to the Company expecting to owe less foreign taxes, as a percentage of income than was anticipated in the third quarter of 2008, receiving a larger benefit from the utilization of the Company’s foreign tax credit and not capitalizing any deal costs.

Equity in Earnings (Losses) of Affiliates

The Company recorded a loss of $0.2 million and income of $2.0 million from unconsolidated affiliates for the nine months ended September 30, 2009 and 2008, respectively, related to the Company’s investment in Beckham Brands Limited. The decrease is due primarily to Mr. Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $2.0 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively, primarily reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Cash Flow for the nine months ended September 30, 2009 and 2008

Operating Activities

Net cash provided by operating activities was less than $0.1 million for the nine months ended September 30, 2009, a decrease of $60.9 million from the same period in the prior year. This reflects primarily the payments to Ryan Seacrest of $23.3 million, a decrease in net income of $4.3 million, recognition of $10.0 million of revenue from the FXRE license payments in 2009 for which the cash was received in 2008 and normal seasonal patterns in cash collections on certain American Idol revenue streams.

Net cash provided by operating activities was $61.0 million for the nine months ended September 30, 2008, reflecting net income of $35.0 million, which includes depreciation and amortization expenses of $16.4 million and the impact of seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2009, primarily reflecting the investment in the Cirque du Soleil partnership of $6.1 million, the acquisition of a 51% interest in Storm for $4.3 million, net of cash acquired, and capital expenditures of $6.2 million, including the purchase of a fractional interest in a corporate airplane.

Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2008 reflecting capital expenditures related primarily to the purchase of additional land adjacent to Graceland.

Financing Activities

Cash used in financing activities was $19.3 million for the nine months ended September 30, 2009. The Company made payments of $15.0 million related to the purchase of restricted redeemable common stock. The Company also made distributions of $2.2 million to noncontrolling interest shareholders, principal payments on notes payable of $0.8 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock.

Cash used in financing activities was $3.2 million for the nine months ended September 30, 2008. The Company made distributions to noncontrolling interest shareholders of $1.3 million, principal payments on notes payable of $0.6 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock.

Uses of Capital

At September 30, 2009, the Company had $101.1 million of debt outstanding and $66.9 million in cash and cash equivalents.

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

Capital Expenditures

We presently anticipate that our capital expenditures for 2009 will total approximately $7.0 million. We will also incur significant expenditures for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM Mirage (“MGM”). We incurred $9.8 million in the nine months ended September 30, 2009 and expect to incur an additional $11.1 million over the remainder of 2009 and in early 2010.

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

On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The terms of the settlement included, among others,: (i) that holders of not less than 73% of CKX’s outstanding capital stock entitled to vote on the Merger had to vote in favor of the transaction in order for it to be consummated, rather than 50%, as provided in the original Merger Agreement; (ii) that under any circumstance in which 19X must pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; (iii) that not less than $500,000 of the termination fee had to be paid in cash (whereas the original Merger Agreement had no cash requirement); and (iv) the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original Merger Agreement.

The Merger was thereafter terminated and, on November 21, 2008, Mr. Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256,016 of those shares were paid pursuant to the settlement agreement terms described above.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $675,000. On September 30, 2009, the Court entered a final order dismissing the Action with prejudice as to plaintiffs and their counsel.

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

Elvis Cirque du Soleil Show

On August 17, 2007, the Company announced that, together with its subsidiaries, Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC, it has reached an agreement with Cirque du Soleil and MGM to create a permanent Elvis Presley show at MGM CityCenter’s ARIA resort and casino in Las Vegas, Nevada. The Elvis Presley show is expected to open to the public with the ARIA resort and casino in January 2010. CKX and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the Elvis Presley show. CKX expects its portion of the investment to be approximately $24 million, with the largest amount expected to be funded in the later stages of development. The Company incurred expenditures for the development of the show of $3.1 million in 2008 and $9.8 million in the nine months ended September 30, 2009. The Company expects to fund the remaining $11.1 million over the remainder of 2009 and in early 2010.

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest.

Annual Impairment Review

The Company will perform its annual impairment analysis in the fourth quarter. To date, no triggering events have occurred. Given the present volatility and disruption in the world financial markets and the weakening of the global economy, the Company’s annual impairment testing may identify impairments of long-lived assets which would be recorded in the fourth quarter.

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

Critical Accounting Policies

During the nine months ended September 30, 2009, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was later superseded by the FASB Codification and included in Accounting Standards Codification (“ASC”) 105-10, which is effective for the Company July 1, 2009. This standard does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under this standard, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The impact of this standard on the Company’s financial statements is limited to presentation and disclosure.

Effective January 1, 2009, the Company adopted the provisions of ASC 805 (formerly SFAS No. 141(R), Business Combinations) and ASC 810-10-65 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). The adoption of these standards changes the Company’s accounting treatment for business combinations on a prospective basis; the more significant changes are: 100% of fair values will be recognized when less than a 100% controlling interest is acquired that reflects a change in control of the acquired entity; contingent consideration arrangements are recorded at the estimated acquisition fair values and subsequent changes in fair values are reflected in earnings; and costs associated with merger and acquisition activities are expensed as incurred. Another change that impacted the accounting for prior acquisitions is that, beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense. Under prior practice, these adjustments were recorded as adjustments to goodwill. Prior periods have been restated to conform to the 2009 presentation for noncontrolling interests.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was later superseded by the FASB Codification and included in ASC 855-10, which is effective for the Company on July 1, 2009. This standard provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This standard is effective for the Company beginning in 2010. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $101.1 million of total debt outstanding at September 30, 2009, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the nine months ended September 30, 2009 would have decreased by approximately $0.5 million.

Any future borrowings under the Company’s revolving credit facility commitment would be variable rate debt and the Company would therefore have additional exposure to interest rate risk.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the nine months ended September 30, 2009 would have decreased by approximately $2.1 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of September 30, 2009, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended September 30, 2009 that have materially affected CKX’s internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 6.	Exhibits

Exhibit
No.	Description

4.1	Form of Promissory Term Note made on July 13, 2009, payable to Priscilla Presley (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX, Inc.

BY:	/s/ Robert F.X. Sillerman

Name:	Robert F.X. Sillerman
Chief Executive Officer and
Chairman of the Board

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer
(Principal Accounting Officer)

DATE: November 6, 2009

INDEX TO EXHIBITS

Exhibit
No.	Description

4.1	Form of Promissory Term Note made on July 13, 2009, payable to Priscilla Presley (Filed herewith).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.