Form 10-K
period 2009-12-31
CKX, Inc.
filed 2010-03-16
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 000-17436

CKX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-0118168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2009, was $412,192,673.

As of March 12, 2010 there were 93,053,207 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the issuer’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 9, 10, 11, 12 and 14.

CKX, Inc.
Annual Report on Form 10-K
December 31, 2009

PART I

ITEM 1.	BUSINESS

CKX, Inc., together with its subsidiaries, will be referred to in this Annual Report on Form 10-K by terms such as “we,” “us,” “our,” “CKX,” the “registrant” and the “Company,” unless the context otherwise requires.

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, and certain music and other intellectual property created by or related to Elvis and the operations of Graceland; and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world, including the recently opened Viva ELVIS in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to, Muhammad Ali.

Our existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

19 Entertainment

Overview

Through our subsidiary, 19 Entertainment Limited, we own proprietary rights to the IDOLS (including American Idol) and So You Think You Can Dance television brands, both of which air in the United States and, together with local adaptations of the formats, around the world. 19 Entertainment’s strategy is to create and retain an ownership interest in entertainment content and to seek to enhance the value of its content through the control of multiple complementary revenue streams including, for example, television, music, sponsorship and merchandising, touring and artist management.

In January 2010, we entered into a long-term agreement with Simon Fuller, the founder and former Chief Executive Officer of 19 Entertainment, pursuant to which Mr. Fuller will continue to executive produce and provide overall global executive direction with respect to American Idol and So You Think You Can Dance and our new multi-platform property If I Can Dream. The terms of the agreements with Mr. Fuller are more fully described below under “Transaction with Simon Fuller.” In connection with this transaction, management has initiated a thorough review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result of the decision to concentrate primarily on these three brands, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will either be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. The Company expects to incur cash and non-cash charges in 2010 as a result of this process. The amount of such charges will depend on a number of factors including the final determination of which businesses the Company will exit, the amount, if any, of sales proceeds generated or liabilities assumed as part of the sale or transfer of businesses and the ultimate scope of the reductions in selling, general and administrative expenses.

IDOLS Brand

19 Entertainment’s multi-platform approach to the commercial utilization of its entertainment properties is best illustrated by the IDOLS brand. In 1998, 19 Entertainment created what was to become the concept for “Pop Idol,” a televised talent contest for musical artists that allowed the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The audience participation generates a pre-established market for the winning artists and other finalists who 19 Entertainment then has the right to represent with respect to artist management and merchandising. In the United States and the United Kingdom, 19 Entertainment also enters into exclusive recording agreements with the winning artists and other finalists. The first television program based on this concept was Pop Idol, first broadcast in the United Kingdom in 2001 and in the United States, under the name American Idol in 2002. American Idol and/or local adaptations of the IDOLS television show format now collectively air in over 100 countries around the world. The popularity of the IDOLS brand around the world, most notably the American Idol series in the United States, has generated substantial revenue across multiple media platforms, in all of which 19 Entertainment retains a substantial ownership and/or economic interest.

19 Entertainment has a global television production and distribution agreement with FremantleMedia Limited (together with its affiliate, FremantleMedia North America, Inc., “FremantleMedia”), the content production arm of the RTL Group, Europe’s largest television and radio broadcast company. Sony Music is 19 Entertainment’s record label partner with respect to IDOLS artists in most major territories around the world. Throughout this document we use the term “partner” or “partnership” to describe our business relationship with certain entities, in particular FremantleMedia and Sony Music. These terms are meant only to imply a cooperative business relationship involving the sharing of certain responsibilities or revenue streams and are not meant to imply a legal partnership or joint venture entity unless otherwise specifically indicated.

Though 19 Entertainment is a party to a variety of commercial relationships with its television and record label production and distribution partners to produce, broadcast, distribute and finance shows based on the IDOLS brand, 19 Entertainment retains a substantial interest in all aspects of such shows and their multiple revenue streams through its wholly owned operating subsidiaries both in the United States and the United Kingdom. 19 Entertainment’s principal operational and ownership interests are structured such that 19 Entertainment:

•	owns two-thirds of the IDOLS brand and co-produces the show in the United States with FremantleMedia, which owns the other one-third of the IDOLS brand;

•	receives certain fees and revenues relating to the sublicensing of the brand and production and marketing of the shows based on the IDOLS brand around the world, including licensing and producer fees;

•	shares a percentage of the revenues FremantleMedia derives from on-air and off-air sponsorships and sales of IDOLS branded merchandise;

•	has the exclusive right to sign recording contracts with the finalists from the American Idol series in the United States;

•	has the exclusive right to manage the finalists;

•	has the exclusive right to produce IDOLS tours; and

•	has the exclusive licensing and merchandising rights for the IDOLS tours in the United States.

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

19 Entertainment/FremantleMedia Agreement

19 Entertainment has entered into a worldwide arrangement with FremantleMedia for the production and distribution of the IDOLS brand. The arrangement gives FremantleMedia the exclusive right to produce (or sublicense production) and distribute IDOLS programs and series throughout the world except in the United States, where 19 Entertainment co-produces the American Idol series. In the United States, the American Idol series airs on the Fox Broadcasting Network under an agreement between 19 Entertainment, FremantleMedia and Fox, as more fully described below under “American Idol — Fox Agreement.”

Under the terms of the 19 Entertainment/FremantleMedia agreement, the IDOLS brand, together with all domain names and trademarks relating thereto are owned jointly by the parties, two-thirds by 19 Entertainment and one-third by FremantleMedia. In addition to its joint ownership of the IDOLS brand, 19 Entertainment has the right to receive certain fees and revenues relating to the sublicensing of the IDOLS brand and the production of television shows based on the IDOLS brand and format around the world. Specifically, 19 Entertainment receives:

•	a percentage of the “Format Fee,” which is a percentage of the gross fees received by a local production company from a local broadcaster for production and transmission of the IDOLS series;

•	a percentage of revenue derived from distribution of IDOLS series and programs after a deduction of a percentage of gross revenue and other deductions;

•	a percentage of the net revenue derived from program sponsorship and program merchandising; and

•	a percentage of the net revenue derived from local merchandising and management deals (outside the United States). 19 Entertainment and its affiliates retain 100% of artist management and artist merchandising income from the United States.

American Idol — Fox Agreement

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 amendment, Fox guaranteed production of four additional seasons of American Idol through and including American Idol 8, which aired during the first and second quarters of 2009, with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and potentially 2010. Based on ratings for the 2009 season, the show was automatically renewed for 2010 and began airing in January 2010. Based on the early ratings for the current season, we expect that the automatic renewal for 2011 will be triggered.

Fox pays FremantleMedia a flat license fee per episodic hour, as well as a premium license fee for each hour in excess of the initial season order. These fees are used by FremantleMedia to fund American Idol series production costs, excluding the fees of the judges and host and certain other costs, over and above the license fees, which are paid directly by Fox. FremantleMedia retains the balance of the Fox license fees minus production costs, and pays 50% of the balance directly to 19 Entertainment. Under the terms of the 2005 amendment, Fox pays an additional contractual license fee directly to 19 Entertainment and FremantleMedia.

In addition to license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in the 18-49 age demographic. 19 Entertainment and FremantleMedia each receive 50% of the ratings/rankings bonus, with 19 Entertainment receiving its share directly from Fox. 19 Entertainment also receives an executive producer fee and a format fee per episodic hour.

 Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol , and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol . Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol . The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest.

 So You Think You Can Dance

19 Entertainment created and co-produces the television show So You Think You Can Dance, a talent competition for amateur dancers in a wide range of dance styles, that allows the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The winner is voted “America’s Favorite Dancer” and receives a cash prize. The show was initially broadcast in the United States on the Fox Broadcasting Network in the summer of 2005 and has thus far aired for five summer seasons through the summer of 2009. In 2009, Fox ordered an additional sixth season which aired in the third and fourth quarters of 2009. For 2010, So You Think You Can Dance will return to one broadcast season per year, airing this coming summer.

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

Artist	Idol Season
Kelly Clarkson	American Idol 1 - Winner
Ruben Studdard	American Idol 2 - Winner
Clay Aiken	American Idol 2 - Runner-Up
Fantasia Barrino	American Idol 3 - Winner
Carrie Underwood	American Idol 4 - Winner
Chris Daughtry	American Idol 5 - Finalist
Kellie Pickler	American Idol 5 - Finalist
Jordin Sparks	American Idol 6 - Winner
Blake Lewis	American Idol 6 - Runner-Up
David Cook	American Idol 7 - Winner
David Archuleta	American Idol 7 - Runner-Up
Kristy Lee Cook	American Idol 7 - Finalist
Kris Allen	American Idol 8 - Winner
Adam Lambert	American Idol 8 - Runner-Up
Allison Ihareta	American Idol 8 - Finalist
Danny Gokey	American Idol 8 - Finalist
Will Young	Pop Idol 1 - Winner

The American Idol and Pop Idol winners and finalists to date collectively have sold more than 47 million albums in the United States and United Kingdom alone.

Sony Music Entertainment is 19 Entertainment’s record label partner with respect to IDOLS-based recorded music in most major territories around the world. Ronagold Limited, a subsidiary of Sony Music, is entitled to select the record company (which must be a Sony Music record company) in territories outside the United States and the United Kingdom which will sign the contestant-artists. In the United States and the United Kingdom, 19 Entertainment enters into recording contracts with the finalists and then grants an optional exclusive license to a Sony Music affiliate to select a Sony Music record company to handle the marketing, manufacturing and distribution of the records throughout the world. For the first four series of American Idol in the United States, RCA was the designated Sony Music affiliate. 19 Entertainment’s agreement with Ronagold with respect to American Idol in the United States expired following American Idol 4, which completed its run in May 2005.

In November 2005, 19 Entertainment entered into an agreement with Sony Music, extending its rights to serve as the record label partner with respect to American Idol artists and designating Simco Limited, a wholly-owned subsidiary of Sony Music, as the new record partner for seasons subsequent to American Idol 4. In the United States, Simco was granted five successive options to acquire the rights to participate as 19 Entertainment’s record label partner, after which it can require 19 Entertainment to select a designated Sony Music record label in the United States to act as licensee. The agreement with Sony Music and Simco expires following the currently airing American Idol 9.

In the United States and the United Kingdom, the Sony Music record company that licenses the winning artist and/or any of the finalists pays to 19 Entertainment a recoupable advance, out of which 19 Entertainment funds an advance to the finalists/artists. Outside the United States and the United Kingdom, the designated Sony Music record company licenses the winning artist and/or any of the finalists directly and pays to them advances and royalties commensurate with the terms of Sony Music’s usual exclusive recording contracts for artists with one Platinum selling album prior to signature in the relevant country.

In further consideration for 19 Entertainment designating Sony Music as the continuing record label for American Idol artists, Fox agreed to pay to 19 Entertainment a non-recoupable annual fee for each of the fifth through ninth seasons of American Idol.

In addition to the aforementioned, pursuant to an agreement amongst 19 Entertainment, Fox, FremantleMedia and Apple, all of the American Idol contestant performances in audio and video are offered for sale exclusively through the iTunes Store. Music performances starting with the top 24 semifinalists through the season’s final performances are available to be downloaded the day after the show airs. iTunes also serves as a sponsor on the television show.

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

Additionally, 19 Entertainment and FremantleMedia have granted to Fox certain wireless telephony rights, including show-related or inspired ringtones, realtones and video footage. Fox is required to pay 19 Entertainment/FremantleMedia 50% of telephony revenues generated by Fox above certain thresholds for each season through American Idol 10. To date, revenues have not exceeded the thresholds above which we would receive payment from Fox.

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

19 Entertainment also options the merchandising rights for the top ten contestants for each American Idol program and typically signs long-term exclusive merchandising contracts with the winner and certain finalists. As noted above, all merchandising and licensing associated with the American Idol series is handled by FremantleMedia on a world-wide basis, though 19 Entertainment receives 50% of net merchandising revenue.

Touring

With the success of the IDOLS brand, touring has become a significant source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for American Idol branded tours produced by 19 Entertainment. In the summer of 2009, the American Idol tour, featuring the finalists from the show’s eighth season, played 52 dates in cities and venues across the United States and Canada.

Similarly, with the success of So You Think You Can Dance, the annual live tour featuring contestants from the recently-ended season has become a consistent source of revenue for the Company. The 2009 tour featuring contestants from the show’s then completed fifth season played 40 dates in cities and venues across the United States and Canada.

Disney Attraction and Agreements

In 2008, 19 Entertainment, together with FremantleMedia, entered into an agreement with Walt Disney Parks and Resorts for the creation of an “American Idol” attraction to be located at Disney’s Hollywood Studio theme park in Orlando, Florida. Guests at the attraction will have the opportunity to perform before a live audience, compete for a chance to appear in a theme park show based on American Idol and participate as part of the judges panel as other guests perform. The attraction opened in February 2009. The agreement with Disney expires in February 2014. Disney has the right to extend the term for up to ten additional years. Under the agreement with Disney, 19 Entertainment and FremantleMedia receive an annual license fee, a clip fee, a percentage of sponsorships sold by Disney for the attraction and a percentage of American Idol merchandise sold by Disney.

19 Entertainment has also entered into a talent agreement with Disney pursuant to which 19 Entertainment receives an annual performance fee in exchange for making certain American Idol contestants available for limited promotional work, personal appearances and a performance for a Disney-owned property.

If I Can Dream

In March 2010, 19 Entertainment launched a new multi-platform entertainment project titled If I Can Dream. Through 24/7 live streaming on ificandream.com and a weekly half hour broadcast on Hulu, If I Can Dream documents the story of five young people pursuing success in Hollywood. The program is being distributed and marketed to a global audience through a number of integrated partnerships with well known and blue chip brands including Hulu, Clear Channel Communications, MySpace, Pepsi and Ford Motor Company.

Transaction with Simon Fuller

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company formed by Mr. Fuller, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. The Company elected not to exercise the option to invest in XIX Entertainment prior to its expiration on March 15, 2010. Pursuant to a consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the net profits of each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the 10% fee and it is expected that Mr. Fuller may receive a total of between $8.0 million and $10.0 million for 2010, inclusive of the advance, pursuant to the consultancy agreement. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the 10% fee, $3.0 million if American Idol remains on network television and $2.0 million if So You Think You Can Dance remains on network television. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the 10% fee payable to Mr. Fuller. In addition to the aforementioned payment, Mr. Fuller will receive £1.5 million ($2.4 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX through July 13, 2010.

Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment.

Artist Management

19 Entertainment continues to represent its historical roster of clients, including David and Victoria Beckham (see below under “Beckham Relationship”), Annie Lennox, Cathy Dennis and the Spice Girls. In addition, 19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States, United Kingdom, France, Germany and Canada. 19 Entertainment currently manages a number of American Idol winners and finalists, including Carrie Underwood, Chris Daughtry, David Cook, Kris Allen, Adam Lambert and Allison Iraheta.

In December 2008, 19 Entertainment entered into a representation deal with Andy Murray, currently the No. 3-ranked tennis player on the ATP World Tour, and his brother Jamie Murray, currently the No. 5-ranked doubles player in the United Kingdom. 19 Entertainment, together with Creative Artists Agency (CAA), commenced representing the Murray brothers in all of their on-court and off-court activities in March 2009.

In addition to the aforementioned, through our MBST division, we manage more than 30 clients, representing an array of Oscar®, Tony®, Emmy® and Grammy® winning artists, including Robin Williams, Billy Crystal and Woody Allen for more than 25 years each. In addition to its management activities, MBST or its senior executives have been responsible for the production of numerous motion pictures and television productions over the years, including Arthur, Good Morning Vietnam, The Vanishing, The Greatest Game Ever Played, Match Point and Vicky Cristina Barcelona, which won the 2009 Golden Globe award for best motion picture — musical or comedy.

Beckham Relationship

19 Entertainment has developed a number of relationships in which it retains an ownership position and which it expects to result in the creation of valuable properties and projects. For example, 19 Entertainment manages Victoria Beckham, a fashion and lifestyle personality as well as David Beckham, a globally recognized soccer player who commenced playing for the Los Angeles Galaxy of United States-based Major League Soccer in July 2007 and is currently playing on loan to AC Milan in the Italian Serie A league. 19 Entertainment represents Mr. Beckham in all of his commercial activities including advertising, sponsorship and endorsement activities. In addition, David and Victoria Beckham have agreed to pursue the development and exploitation of projects relating to merchandising, products and skills (that do not, with certain exceptions, include the name “Beckham”) exclusively through a joint venture entity, Beckham Brand Limited (“BBL”), which is owned one-third by each of David Beckham, Victoria Beckham, and a subsidiary of 19 Entertainment. The exclusive arrangement between the Beckhams and BBL runs through the end of 2011.

Seasonality

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment has generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the timing of the American Idol tour. In 2009, the additional season of So You Think You Can Dance that aired in the fall accounted for higher revenues in the fourth quarter of 2009.

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

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenue from diverse platforms and distribution channels. Elvis is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. Over the past five years, more than fifteen million Elvis albums have been sold worldwide and more than 540,000 people visited Graceland in 2009.

While to date the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. For example, we have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of Elvis Presley-themed projects, featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. In addition, together with Cirque du Soleil and MGM MIRAGE, we recently announced the opening of Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. Cherry Lane Music Publishing Company administers the majority of the Company’s share of these compositions, along with the shares of our co-publishers under an administration agreement. More than 49% of our publishing income from these compositions for 2009 originated outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

We also own rights to receive royalties from sales of certain Elvis records. Under Elvis’ recording contract with RCA (now part of Sony Music), he was entitled to receive an artist’s royalty on record sales. In March 1973, Elvis sold his ongoing record royalty rights on everything he had recorded up to that time to RCA. We continue to receive royalties on sales of records Elvis recorded after March 1973 and a marketing royalty in exchange for the right to use Elvis’ name, image and likeness in connection with the sale and marketing of certain newly released compilation records that include music Elvis recorded before March 1973.

Sony Music (as RCA’s successor) generally does not have the right to license master recordings featuring Elvis’ musical performances for any commercial use other than the sale of records. We negotiate, together with Sony Music, when requests are received for the use of these masters in a commercial setting. In addition, we retain the right to approve remixes and edits of any of the master recordings. For example, we receive a share of the artist royalty payments for the Elvis Presley Christmas Duets album (released in fall 2008) in exchange for approving certain edits to the master recordings used on that album.

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

Licensing

In addition to our own merchandising efforts, our licensing division is charged with the responsibility of protecting and preserving the integrity of Elvis Presley’s image, Graceland and other related properties. We seek to accomplish this through the pursuit of appropriate commercial opportunities that advance and complement our financial strategies while maintaining the desired branding and positioning for “Elvis” and our other properties. We currently have 235 licensing agreements. Examples of our licensed products and services (and the corresponding licensees) include: greeting cards (American Greetings Corporation); slot machines (IGT); satellite radio (Sirius Satellite Radio, Inc.); limited edition wines (DFV Wines); collectibles (The Bradford Exchange); calendars and stationary (Mead Corporation); Elvis collectible magazines (Deagostini UK Limited); Elvis Limited Edition Collector’s Vault book (Whitman Publishing); lottery games or tickets (MDI); and The Hamilton Ventura Elvis Watch Collection (The Swatch Group).

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 560,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, which owns a 15% interest in the Presley Business, under which 85 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more.

In addition to the mansion, the Graceland operations include access to an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis” and “Everything Elvis” museums, which feature changing exhibits of Elvis Presley memorabilia, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland offering Elvis Presley-themed merchandise and produce exclusive licensed merchandise for visitors to Graceland.

Adjacent to the Graceland real property is the Meadow Oaks Apartments, a 270-unit apartment complex that we own and operate as a result of our acquisition of the Presley Business. We also own and operate the Graceland RV Park and Campground, an 18.9 acre site located directly across from the mansion, which we acquired in 2006 in connection with our plans to expand the Graceland experience.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we operate Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel premised on the legendary hospitality and personal style for which Elvis Presley was known. The hotel had an average occupancy rate of approximately 68% during the year ended December 31, 2009.

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

Elvis.com

We own and operate the official Elvis Presley website, www.elvis.com. The website, which currently receives an average of 420,000 unique visitors each month, includes a detailed history of Elvis Presley and the Presley Business, including biographical information, information about Elvis Presley’s awards and achievements, information about Elvis’ friends and family and interesting facts about the life and times of Elvis Presley. The website also offers exclusive downloads such as e-cards, games and on-line tours, as well as direct access to shopelvis.com, our official online store selling Elvis-branded merchandise. Visitors to the website can also access Elvis Insiders, the official Presley sponsored affinity group where fans pay an annual fee for an “inside” look at Elvis and Graceland.

Seasonality

Graceland’s business has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Relationship with Cirque du Soleil

Global Projects

We have entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of “Elvis Presley Projects,” featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. The projects may include:

•	Touring shows that will be produced by Cirque du Soleil and incorporate the name, image, likeness and music of Elvis Presley;

•	Permanent shows at fixed locations that will be produced by Cirque du Soleil and incorporate the name, image, likeness and music of Elvis Presley; and

•	Multimedia interactive entertainment “Elvis Experiences” that incorporate the music, memorabilia, audiovisual works, and the life and times of Elvis Presley.

CKX and Cirque du Soleil will each own 50 percent of each project, sharing equally in the costs of creating, developing, building and producing each project and in the profits and losses from each project. CKX will also receive royalty payments on various aspects of its intellectual property used in the projects.

Las Vegas Show

Together with Cirque du Soleil and MGM MIRAGE, we recently announced the opening of Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day. The show consists of a creative combination of live musicians and singers, projections, dance and the latest in multimedia sound and lighting technology intended to offer an emotional bond with the audience.

Adjacent to the Viva ELVIS theater at the Aria Resort and Casino is the Viva ELVIS Official Store. The store encompasses approximately 3,000 square feet of space and offers a variety of Viva ELVIS and licensed Elvis Presley merchandise. Together with Cirque du Soleil, we receive a percentage of the gross receipts generated at the store. Also adjacent to the theater is the Gold Lounge, a lounge and nightclub inspired in design by Elvis Presley’s Graceland. Together with Cirque du Soleil, we receive a percentage of gross sales as a license fee and 50% of the overall net profits generated at the lounge.

Elvis Presley Enterprises and Cirque du Soleil have formed two joint venture entities, Cirque EPE Partnership and its wholly-owned subsidiary Cirque EPE Las Vegas, LLC, for the purpose of developing the show. Under the terms of the joint venture agreements, the EPE and Cirque joint venture entities will share the costs and expenses associated with developing and producing the Elvis show. In addition, the Company and its affiliates will provide certain corporate services and license Elvis Presley-related intellectual property, and Cirque du Soleil and its affiliates will provide creative input, conceptual guidance and related development experience, to the joint venture, in each case in return for agreed upon royalties and other consideration.

Under the terms of the agreement between the Cirque EPE Partnership and MGM, MGM agreed to fund the development of the theater at the ARIA Resort and Casino in return for a portion of the ticket sales, show merchandise and other revenues related to the Elvis show. The portion of ticket sales, show merchandise and other revenues not allocated to MGM will be shared by the Company and Cirque du Soleil joint venture entities and their respective affiliates.

The Company expects its portion of the investment to be approximately $26 million. The Company has incurred expenditures of $21.5 million as of December 31, 2009 and expects to fund the remaining $4.5 million in early 2010. In the first quarter of 2010, the Presley Business will begin reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas.

The joint venture agreements also provide for the joint venture’s possible commercial exploitation of Viva ELVIS and associated intellectual property throughout the world.

Ali Business

We own an 80% interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks and copyrights owned by Mr. Ali and his affiliates and the rights to all existing Muhammad Ali license agreements. The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing agreements.

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

Terminated License Agreements with FXRE

In June 2007, EPE entered into a worldwide license agreement with FX Real Estate and Entertainment, Inc. (“FXRE”), granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with the Ali Business, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable. FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreements, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million, which was paid, together with interest of $0.4 million, in April 2008.

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release Agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of certain real estate owned by FXRE in Las Vegas, Nevada, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for nine months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million. Based on FXRE’s public disclosures regarding the prospects for the real estate and the condition of its business in general, we do not currently expect to receive any payments under this agreement.

International Operations

Approximately $51.6 million, or 16%, of our revenue for the year ended December 31, 2009 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. In 2009, MBST is reported in the 19 Entertainment segment due to a change in management structure; in 2008 and 2007, MBST was reported as part of Corporate and Other for segment purposes. All amounts reflected for 2008 and 2007 have been recasted to conform to the 2009 presentation. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE, which were previously reflected in equity of earnings of affiliates from the date of the Company’s investment, June 1, 2007, through July 5, 2007 and included in FXRE’s consolidated results after FXRE’s purchase of the remaining 50% interest in the Metroflag Entities on July 6, 2007 through September 26, 2007, are reflected as part of discontinued operations, (see note 5 within the consolidated financial statements). Subsequent to September 26, 2007, the Company accounted for its 2% investment in FXRE under the cost method. Refer to

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 14 in the accompanying consolidated financial statements for financial information about the Company’s segments.

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

Our intellectual property, including the rights to the names, images, and likenesses of Elvis Presley and Muhammad Ali, and the names, trademarks and service marks of American Idol and So You Think You Can Dance, is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenues may be materially adversely affected.

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

Employees

As of December 31, 2009, the Company had a total of 428 full-time employees, 167 part-time employees and 26 seasonal employees. Management considers its relations with its employees to be good.

Company Organization

The principal executive office of the Company is located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act and files reports and other information with the Securities and Exchange Commission. Such reports and other information filed by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, as well as in the Securities and Exchange Commission’s public reference rooms in New York, New York and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Securities and Exchange Commission’s public reference rooms. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.

In addition, the Company makes available free of charge through its Web site, www.ckx.com, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are those that we currently believe are material to our stockholders.

Risks Related to Our Business

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The global economy recently experienced a significant contraction resulting in an almost unprecedented lack of availability of business and consumer credit. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues, including from sponsorship sales, licensing, Graceland and tour attendance and music sales. We currently cannot predict the extent to which our revenues may be impacted.

As a result of the increased cost of borrowing resulting from the recent global credit crisis, our existing credit facility, which does not come due until May 2011, bears interest at rates which are substantially below the market for newly issued senior debt. If we were to pursue any business activity which requires the consent of our lenders under the terms of the credit facility, it is possible that the lenders would seek as compensation for approving such activities an increase in our interest rate to an amount consistent with current market rates. Therefore, a decision by the Company to pursue any such activities could result in a significant increase in our cost of borrowing.

The company maintains operating bank accounts at a number of financial institutions in the United States and United Kingdom. A significant amount of the Company’s cash balances in the United States are in excess of the government’s Federal Deposit Insurance Corporation (FDIC) insurance limits. The FDIC insures deposits in most banks and savings associations located in the United States. The FDIC protects depositors against the loss of their deposits if an FDIC-insured bank or savings association fails. The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through June 30, 2010 for banks participating in the FDIC Temporary Liquidity Guarantee Program. The balances held in the United Kingdom are not insured or guaranteed by the FDIC or any other governmental agency. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits.

The continued success of our product offerings, including the popularity of our entertainment properties, are dependent on a variety of factors.

We rely heavily upon the continued appeal of the IDOLS and So You Think You Can Dance brands, including the American Idol series in the United States and, to a lesser extent, the foreign adaptations of both brands. Our revenue and income derived from those television programs depend primarily upon the initial and continued acceptance of that programming by the public. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is broadcast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be impacted by the strength, appeal and continuity of on-air talent. As has been publicly announced, Simon Cowell will be leaving American Idol at the conclusion of the current season and is expected to launch X-Factor, a competing music-based competition program, in the United States in the fall of 2011. While we believe there has been significant public acceptance for our IDOLS and So You Think You Can Dance brands as stand-alone products, the continued value of the brands could be materially adversely affected if any of its on-air talent were to lose popularity, be unable or unwilling to participate in our business or compete with the brands.

Any one or more of these factors could result in one of the television series losing its popularity among viewers. Regardless of the reason, a decline in the number of television viewers who tune in to the shows and their foreign adaptations could result in lower advertising revenue for the networks that broadcast television shows based on the aforementioned brands and hurt our ability to sell future format shows based on the brands. This in turn would have a material adverse effect on our business, operating results and financial condition.

We also rely upon the continued popularity of Elvis Presley and Muhammad Ali and the market for products that exploit their names, images and likenesses. Although we believe that Elvis fans will continue to visit Graceland and purchase Elvis-related merchandise, any tarnishing of the public image of Elvis Presley could materially negatively impact our business and results of operations. Moreover, as the life, times and artistic works of Elvis grow more distant in our past, his popularity may decline. If the public were to lose interest in Elvis or form a negative impression of him, our business, operating results and financial condition would be materially and adversely affected.

Our success depends, to a significant degree, on our relationships with third parties, including our co-producers, television broadcasters, and record companies.

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we depend heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia. Similarly, we depend on affiliates of Sony Music, to make and distribute recordings by IDOLS winners in the United States, the United Kingdom and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We advance funds to the winners, after they sign recording contracts, from the monies we receive from Sony Music. We also rely on Sony Music to distribute recordings featuring Elvis Presley. Any failure of Fox, FremantleMedia, Sony Music or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenues from the IDOLS platform. Revenue from Fox, FremantleMedia and Sony Music represented 37%, 8% and 9%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2009.

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

Certain affiliates, noncontrolling interests and third parties have the right to exploit our intellectual property for commercial purposes and may exercise those rights in a manner that negatively affects our business.

Certain third parties with whom we have contractual relationships have the right to commercially exploit certain of our intellectual property, including through shared music publishing rights and film and television production and distribution agreements. We receive a share of the resulting revenue. Our revenue share under such agreements depends on the ability of third parties to successfully market that content. If such third parties exploit our intellectual property in a manner that diminishes its value, or adversely affects the goodwill associated with such intellectual property, there may be a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

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

We rely on trademarks, trade names, and brand names to distinguish our products, services and content from those of our competitors, and have registered or applied to register some of these trademarks in jurisdictions around the world. In addition, FremantleMedia has registered on our behalf some trademarks, that we co-own with them, including the trademark “American Idol” and its logo. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products, services and content, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

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

The departure or a failure to recruit key personnel could have a detrimental effect on us.

Our success will depend to a significant extent upon a limited number of members of senior management and other key employees, particularly Robert F.X. Sillerman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Sillerman, or one or more key managers or other key creative, marketing or management employees could have a material adverse effect on our business, operating results or financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional management and marketing personnel. There can be no assurance we will be successful in attracting and retaining such personnel, and the failure to do so would have a detrimental effect on our business, financial condition and results of operations.

We may not be able to obtain additional debt or equity financing on favorable terms, or at all.

We expect that we will require additional financing over time. In March 2010, we entered into an amendment to our credit facility which included, among other changes, a reduction in the maximum size of the facility to $100.0 million. As a result of this amendment and the fact that we have previously drawn down $100.0 million, there are no additional borrowings available under the credit facility. In addition, our existing revolving credit facility expires by its terms in May 2011. The terms of any additional or replacement financing we may be able to procure are unknown at this time.

As referenced elsewhere herein, the credit markets and the general economy recently experienced a period of large-scale turmoil and upheaval. As a result, debt financing from the capital markets may not be available on acceptable terms and may not be available for some time. Based on the current debt market, we expect that any new debt financing, if available, will be at interest rates in excess of the interest rates currently available under our existing credit facility.

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

As of March 12, 2010, our executive officers and non-independent directors together beneficially own approximately 25% of our outstanding capital stock. In particular, Mr. Sillerman, our chief executive officer and chairman of our board of directors, beneficially owns approximately 20.6% of our outstanding capital stock. Mr. Sillerman therefore has the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected. Mr. Sillerman has previously disclosed that approximately 80% of his shares of common stock have been pledged, together with certain other collateral, to secure a personal loan extended by a financial institution.

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

Certain provisions of Delaware law and our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, subject to the right of the stockholders to elect a successor at the next annual or special meeting of stockholders, which limits the ability of stockholders to fill vacancies on our board of directors.

•	Our stockholders may not call a special meeting of stockholders, which would limit their ability to call a meeting for the purpose of, among other things, voting on acquisition proposals.

•	Our by-laws may be amended by our board of directors without stockholder approval, provided that stockholders may repeal or amend any such amended by-law at a special or annual meeting of stockholders.

•	Our by-laws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors, which could limit the ability of noncontrolling stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may authorize and issue, without stockholder approval, shares of preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire our company.

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

The conversion rights of our Series B Convertible Preferred Stock may be detrimental to holders of our common stock.

We have 1,491,817 shares of Series B Convertible Preferred Stock outstanding. The shares of Series B Convertible Preferred Stock are convertible by its holder(s) into shares of common stock at any time at a conversion price equal to the stated value of $15.30, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Convertible Preferred Stock become convertible at our option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of our common stock over a thirty-day trading period equals or exceeds 150% of the conversion price. During the period beginning August 7, 2012 and ending August 7, 2013, we can, at our sole discretion, redeem the outstanding shares of Series B Convertible Preferred Stock, in whole or in part, for an aggregate price equal to the stated value plus accrued but unpaid dividends through the date of redemption. If we do not exercise this redemption right, the conversion price for all remaining shares of Series B Convertible Preferred Stock is thereafter reduced to the lower of (i) the conversion price then in effect and (ii) the average closing price of our common stock over a thirty-day trading period measured as of the last day of the redemption period.

The conversion of our Series B Convertible Preferred Stock for our common stock would dilute stockholder ownership in the Company, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-linked securities. Any adjustments to the conversion rates of the Series B Convertible Preferred Stock could exacerbate their dilutive effect.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2009. These properties were leased or owned by the Company for use in its operations. We believe that our facilities are suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased

Memphis, TN	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business Headquarters/Retail/ Parking/Ancillary Use	Parking Lot/ Airplane Museum/Retail/EPE Corporate Office/Ancillary Use	38.60 acres	Owned
Memphis, TN	Heartbreak Hotel	Hotel	2.66 acres	Owned
Memphis, TN	Meadow Oaks Apartments	Apartment Complex	10.70 acres	Owned
Memphis, TN	Memphis-Graceland RV Park & Campground	RV Park	18.9 acres	Owned
Memphis, TN	Commercial Property	Land and Building	3.23 acres	Owned
Memphis, TN	Commercial Property	Land and Building	0.80 acres	Owned
Memphis, TN	Residential Property	Land	9.50 acres	Owned
Memphis, TN	Craft Manor	Land/former Apartment Complex	16.1 acres	Owned
Memphis, TN	Commercial Property	Land	5.17 acres	Owned
Memphis, TN	Boulevard Souvenirs	Land/leased retail space	0.34 acres	Owned
Memphis, TN	Memphis Restaurant Property (1)	Restaurant/Nightclub	0.83 acres	Lease expires in 2017
Memphis, TN	Presley Business Office and Warehouses	Office and Warehouses	70,762 square feet	Leases expire in 2012
Memphis, TN	Presley Business Offices	Offices	3,500 square feet	Lease expires in 2023
New York, NY	Corporate Headquarters	Offices	24,546 square feet	Lease expires in 2013
New York, NY	19 Entertainment Administrative Offices	Offices	3,000 square feet	Lease expires in 2012
London, England	19 Entertainment Headquarters	Offices	22,768 square feet	Lease expires in 2010
Los Angeles, CA	19 Entertainment Administrative Offices	Offices	21,852 square feet	Lease expires in 2014
Paris, France	19 Entertainment Administrative Offices	Offices	900 square feet	Lease expires in 2010
Nashville, TN	19 Entertainment Administrative Offices	Offices	5,693 square feet	Lease expires in 2014
Los Angeles, CA	MBST Executive and Administrative Offices	Offices	11,910 square feet	Lease expires in 2010

(1)	We closed the restaurant effective September 2003 and in 2006 negotiated a sublease of the entire space through 2017. In 2008, there was an early termination of the sublease and in 2009 we negotiated a new sublease of the entire space through mid-2011.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two proposals were submitted to a vote of, and approved by, the stockholders of the Company at an annual meeting of stockholders held on December 18, 2009. The first proposal was for the election of nine directors to the Company’s board of directors and the second proposal was for the ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ended December 31, 2009. Additional information about the proposals can be found in the Company’s definitive proxy statement dated November 3, 2009.

Of the 93,039,593 shares of stock issued and outstanding and entitled to vote at the annual meeting, 86,210,467 shares were represented in person or by proxy, which constitutes approximately 92.7% of the total votes entitled to be cast at the meeting. Each share of common stock outstanding is entitled to one vote. Each share of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Sock is entitled to vote on an as converted basis, with each share entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1 — Election of Directors

	Number of	Number of
	Shares Voted for	Shares Withheld

Robert F.X. Sillerman	70,831,852	15,378,615
Simon Fuller (1)	71,699,199	14,511,268
Howard J. Tytel	68,658,780	17,551,687
Edwin M. Banks	60,410,483	25,799,984
Edward Bleier	66,143,938	20,066,529
Bryan Bloom	80,249,918	5,960,549
Jerry L. Cohen	72,039,051	14,171,416
Carl D. Harnick	72,039,051	14,171,416
Jack Langer	58,552,677	27,657,790

(1)	Mr. Fuller resigned from the Board of Directors effective January 13, 2010.

Proposal 2 — Ratification of the Appointment of Deloitte & Touche LLP to serve as the Company’s Independent Registered Public Accounting Firm for its fiscal year ending December 31, 2009

For 86,127,982	Against 77,890	Abstain 4,595

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

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ Global Market® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2009 and 2008 were as follows:

	2009
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2009	$7.32	$5.26
September 30, 2009	$7.41	$5.87
June 30, 2009	$8.05	$4.10
March 31, 2009	$4.82	$3.12

	2008
	High	Low

Quarters Ended
December 31, 2008	$5.95	$2.49
September 30, 2008	$8.64	$5.72
June 30, 2008	$10.57	$8.30
March 31, 2008	$11.32	$8.21

From January 1, 2010 through March 12, 2010, the high closing sales price for our Common Stock was $5.76, the low closing sales price was $3.94 and the last closing sales price on March 12, 2010 was $4.72. As of March 12, 2010, there were 1,035 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of our existing credit agreement restrict the payment of cash dividends on our common stock.

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, the total dividend payment on the Series B Convertible Preferred Stock will be $1.8 million. If we fail to make a quarterly dividend payment to the holder(s) of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% per annum and all amounts owing must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8% per annum. All such dividend payments have been made on a timely basis.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item with respect to equity compensation plans of the Company will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2010 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

Except for the purchase by the Company of 1,138,088 shares of its Common Stock in connection with the exercise of the Company’s call option under the amended Put and Call Option Agreement described elsewhere herein (see “Exercise of Amended Call Option”), there were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2009, 2008 or 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Prior to February 7, 2005, CKX was a publicly traded company with no operations. As a result the Presley Business is considered to be the Predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of December 31, 2009, 2008, 2007, 2006, and 2005 and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

The selected statement of operations data for the period January 1, 2005 — February 7, 2005 represents the pre-acquisition operating results of the Presley Business (as Predecessor) in 2005.

Our selected statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 includes the results of the Presley Business for the period following its acquisition on February 7, 2005, the results of 19 Entertainment for the period following its acquisition on March 17, 2005, the results of MBST for the period following its acquisition on August 9, 2005 and the results of the Ali Business for the period following its acquisition on April 10, 2006.

						Predecessor Company
	CKX, Inc.					January 1-
(Amounts in thousands,	Year Ended December 31,					February 7,
except per share and share information)	2009	2008	2007	2006	2005	2005

Statement of Operations Data:
Revenue	$328,353	$288,128	$266,777	$210,153	$120,605	$3,442
Operating expenses (excluding depreciation and amortization) (1)	264,935	230,027	201,468	169,717	108,547	2,854
Impairment charges	2,526	35,661	—	—	—	—
Depreciation and amortization	19,241	21,161	22,551	20,541	14,910	126
Operating income (loss)	44,177	36,940	42,758	19,895	(2,852)	462
Interest income (expense), net	(3,027)	(3,823)	(3,946)	240	(2,820)	(115)
Other income (expense)	—	—	2,181	(3,323)	2,970	—
Income (loss) before income taxes and equity in earnings of affiliates	41,150	33,117	40,993	16,812	(4,596)	347
Income tax expense	15,358	14,430	19,432	6,178	855	152
Equity in earnings of affiliates	576	2,521	1,566	686	843	—
Income (loss) from continuing operations	26,368	21,208	23,127	11,320	(4,608)	195
Loss from discontinued operations	—	—	(8,430)	—	—	—
Net income (loss)	26,368	21,208	14,697	11,320	(4,608)	195
Dividends on preferred stock	(1,824)	(1,824)	(1,824)	(1,824)	(1,632)	—
Accretion of beneficial conversion feature	—	—	—	—	(17,762)	—
Net income (loss) available to CKX, Inc.	24,544	19,384	12,873	9,496	(24,002)	195
Less: Net income attributable to noncontrolling interests	(1,782)	(2,257)	(2,553)	(2,127)	(1,296)	—
Net income (loss) attributable to CKX, Inc.	$22,762	$17,127	$10,320	$7,369	$(25,298)	$195
Basic income (loss) per common share	$0.24	$0.18	$0.11	$0.08	$(0.35)
Diluted income (loss) per common share	$0.24	$0.18	$0.11	$0.08	$(0.35)
Average number of basic common shares outstanding	93,298,778	96,674,706	96,901,172	92,529,152	71,429,858
Average number of diluted common shares outstanding	93,337,683	96,684,377	96,991,441	93,555,201	71,429,858

(1)	Operating expenses in 2009, 2008 and 2007 include $0.7 million, $(5.8) million and $5.3 million, respectively, of merger and distribution-related costs (recoveries), net. Operating expenses include $4.1 million, $(15.9) million, $0.3 million and $2.7 million of foreign exchange (gains) and losses resulting from the strength of the U.S. dollar compared to the U.K. pound for the years ending December 31, 2009, 2008, 2007 and 2006, respectively.

	CKX, Inc,
	As of December 31,
(Amounts in thousands)	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$66,587	$101,895	$50,947	$36,610	$36,979
Marketable securities	—	—	—	—	42,625
Other current assets	88,482	52,407	58,127	36,088	26,495
Total assets	499,682	476,061	525,455	489,117	444,600
Current liabilities (excluding current portion of debt)	77,718	78,292	59,845	39,432	33,937
Debt	101,129	101,918	103,070	3,701	3,500
Total liabilities	207,360	210,319	207,992	91,153	94,365
Redeemable restricted common stock	7,347	23,002	23,002	23,002	23,002
Total CKX, Inc. stockholders’ equity	278,734	237,461	289,704	371,009	323,432

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited, which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world, including the recently opened Viva ELVIS in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

Our existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

As noted above, the Company owns an 85% interest in the Presley Business and an 80% interest in the Ali Business. The former owners of the Presley Business and the Ali Business maintain a 15% and 20% interest in those businesses, respectively, and are each entitled to certain future distributions and have other contractual rights with respect thereto.

Exercise of Amended Call Option

In March 2005, in connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment, primarily Simon Fuller, entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. Of the 1,672,170 shares of common stock covered by the Put and Call Option Agreement, 1,507,135 were held by Mr. Fuller.

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

Terminated Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, then a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly-owned subsidiary of CKX, are the sole current stockholders of 19X.

On November 1, 2008, 19X delivered a letter to the Board of Directors of the Company terminating the Merger Agreement. Pursuant to the terms of the Merger Agreement, 19X was required to pay a termination fee of $37.5 million. Subsequently, 19X paid $37.0 million of the termination fee by delivery of 3,339,350 shares of CKX common stock, at the contractually agreed to assumed valuation provided for in the Merger Agreement of $11.08 per share, with the remainder of the termination fee ($0.5 million) paid in cash.

Transactions Involving FX Real Estate and Entertainment Inc.

About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. As described below, on January 10, 2008 CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE, nor is it a party to any continuing material transactions with FXRE. Information about FXRE can be found at www.sec.gov or ir.fxree.com.

FXRE Distribution

As referenced above, prior and as a condition to the proposed merger with 19X, on January 10, 2008, CKX distributed to its stockholders two shares of common stock of FXRE for every ten shares of CKX common stock or preferred stock owned on the record date for the distribution. The distributed shares represented 100% of the interests in FXRE acquired by CKX in 2007. The total number of shares of FXRE common stock distributed to CKX stockholders was 19,743,349.

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

Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable. FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreements, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 was $10.0 million, which was paid, together with interest of $0.4 million, in April 2008.

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for nine months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million. Based on FXRE’s public disclosures regarding the prospects for the real estate and the condition of its business in general, we do not currently expect to receive any payments under this agreement.

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

Prior to the termination of the agreement effective as of June 30, 2009, for the year ended December 31, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement prior to its termination; these amounts were paid to the Company in 2009. For the year ended December 31, 2008, CKX billed FXRE $1.6 million for professional services, primarily accounting and legal services, performed under the shared services agreement. These amounts were paid to the Company in 2008.

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

The majority of our IDOLS related revenue is generated through our global television production and distribution agreement with FremantleMedia, and through agreements with our principal global record label partners Ronagold for seasons American Idol 1 through American Idol 4 and Simco for all seasons subsequent to American Idol 4. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

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

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company will amortize the aggregate payments of $45 million to cost of sales over the three-year term of the arrangement as the American Idol series airs, which is in accordance with our accounting policy, Television Production Costs, as described below in Application of Critical Accounting Policies.

On January 13, 2010, we entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company formed by Mr. Fuller, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. The Company elected not to exercise the option to invest in XIX Entertainment prior to its expiration on March 15, 2010. Pursuant to a consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the net profits of each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the 10% fee it is currently estimated that Mr. Fuller may receive a total of between $8.0 million and $10.0 million for 2010, inclusive of the advance, pursuant to the consultancy agreement. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the 10% fee, $3.0 million if American Idol remains on network television and $2.0 million if So You Think You Can Dance remains on network television. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the 10% fee payable to Mr. Fuller. In addition to the aforementioned payment, Mr. Fuller will receive £1.5 million ($2.4 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX through July 13, 2010.

The Company will incur approximately $4.3 million in consulting and other costs to Mr. Fuller resulting from the above referenced transactions over the first two quarters of 2010, which includes the £1.5 million ($2.4 million) consulting fee referenced above. The Company also paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in XIX Entertainment, Mr. Fuller’s new entertainment company, which expired on March 15, 2010. The Company was not required to exercise any portion of the option at any time and as it elected not to exercise by the March 15 expiration date, the payment will be expensed during the first quarter of 2010. The Company will also recognize a non-cash charge of $0.4 million related to the accelerated vesting of Mr. Fuller’s stock options.

In addition to the costs described above, 19 Entertainment recognized a non-cash impairment charge of $2.5 million to reduce the carrying amount of the assets of Storm Model Management (“Storm”) as a result of Mr. Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm, a U.K.-based modeling agency in the third quarter of 2009, with the expectation that Simon Fuller would be a key contributor to its growth and operations.

Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment.

In connection with this transaction, management has initiated a thorough review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result of the decision to concentrate primarily on these three brands, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will either be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. The Company expects to incur cash and non-cash charges in 2010 as a result of this process. The amount of such charges will depend on a number of factors including the final determination of which businesses the Company will exit, the amount, if any, of sales proceeds generated or liabilities assumed as part of the sale or transfer of businesses and the ultimate scope of the reductions in selling, general and administrative expenses.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates on Fox in the United States our American Idol show is broadcast (the first and second quarters) and the dates our So You Think You Can Dance series airs (the second and third quarters). In 2009, Fox ordered additional broadcast hours of So You Think You Can Dance which aired in the third and fourth quarters of 2009. We also aired Superstars of Dance, a special series, on NBC in the first quarter of 2009. As a result of the additional season of So You Think You Can Dance our revenue in the fourth quarter of 2009 was significantly higher than the prior year.

Our significant costs to operate 19 Entertainment include salaries and other compensation, royalties, tour expenses, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content. The

Company is undertaking a review of projects at 19 Entertainment and may incur restructuring charges in 2010 based on the results of that review.

Presley Business

The Presley Business consists of entities that own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works. The Presley Business consists of two reportable segments: Royalties and Licensing — intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and Graceland Operations — the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets.

The Royalties and Licensing segment generates revenue from the exploitation of the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis’ name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term agreements with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements.

Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependent upon the ability of third parties to successfully market the content. In the first quarter of 2010, the Presley Business will begin reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas.

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

Most of the Presley Business’ revenue sources are dependent upon the public’s continued interest in Elvis Presley and the intellectual property he created.

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We also incur expenses in exploring additional opportunities to bring Elvis-related attractions to Las Vegas and other strategic locations throughout the world.

Ali Business

The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing arrangements.

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term agreements with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependent upon the ability of third parties to successfully market the content. Most of our revenue sources are dependent upon the public’s continued interest in Muhammad Ali and associated intellectual property. The Ali Business also generates revenue from sports memorabilia signings performed by Mr. Ali.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the years ended December 31, 2009 and 2008.

Consolidated Operating Results Year Ended December 31, 2009
Compared to Year Ended December 31, 2008

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008	Variance
	(Amounts in thousands)

Revenue	$328,353	$288,128	$40,225
Operating expenses	284,176	251,188	32,988
Other operating income (expense)	(4,079)	15,910	(19,989)
Operating income	44,177	36,940	7,237
Income tax expense	15,358	14,430	928
Net income attributable to CKX, Inc.	22,762	17,127	5,635

Operating income	$44,177	$36,940	$7,237
Impairment charges	2,526	35,661	(33,135)
Depreciation and amortization	19,241	21,161	(1,920)
Non-cash compensation	1,563	2,954	(1,391)

OIBDAN	$67,507	$96,716	$(29,209)

Revenue growth of $40.2 million in 2009 was driven primarily by 19 Entertainment, which had higher television production revenue due to an increase in the broadcast hours for So You Think You Can Dance, and higher revenue for the Presley Business. Higher operating expenses of $33.0 million were driven by the additional broadcast hours of So You Think You Can Dance and merger and distribution-related costs of $0.7 million in 2009 whereas 2008 had merger and distribution related recoveries of $5.8 million, offset by higher non-cash impairment charges in 2008. Excluding the impairment charges and merger and distribution-related gains and losses, operating expenses increased $59.7 million as higher expenses at 19 Entertainment to support revenue growth, new projects and the increased broadcast hours for So You Think You Can Dance and higher corporate expenses were partially offset by decreased expenses at the Presley Business. Other operating expense of $4.1 million in 2009 reflects foreign exchange losses resulting from a weakening of the U.S. dollar compared to the U.K. pound as 19 Entertainment has significant U.S. dollar denominated revenue. Other operating income of $15.9 million in the 2008 period reflects foreign exchange gains.

19 Entertainment

Revenue for 19 Entertainment was $263.5 million in 2009, an increase of $34.3 million over the prior year. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $11.7 million and excluding other operating expense of $4.1 million and the Storm impairment charge of $2.5 million were $210.5 million, an increase of $40.0 million over the prior period.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the years ended December 31, 2009 and 2008:

Year Ended December 31, 2009	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$79,185	$(18,548)	$60,637
Other IDOLS television programs (including license fees and sponsorship)	13,461	(445)	13,016
So You Think You Can Dance and other television productions	124,167	(104,847)	19,320
Recorded music, management clients and other	46,710	(27,998)	18,712

	$263,523	$(151,838)	$111,685
Selling, general and administrative expenses, excluding non-cash compensation			(44,318)
Other operating expense			(4,079)

OIBDAN			$63,288

OIBDAN			$63,288
Impairment charge on Storm			(2,526)
Depreciation and amortization			(13,792)
Non-cash compensation			(514)

Operating income			$46,456

Year Ended December 31, 2008	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$96,028	$(22,455)	$73,573
Other IDOLS television programs (including license fees and sponsorship)	15,349	(482)	14,867
So You Think You Can Dance and other television productions	63,690	(55,403)	8,287
Recorded music, management clients and other	54,134	(29,610)	24,524

	$229,201	$(107,950)	$121,251
Selling, general and administrative expenses, excluding non-cash compensation			(44,362)
Other operating income			15,910

OIBDAN			$92,799

OIBDAN			$92,799
Impairment charge on MBST			(7,922)
Depreciation and amortization			(16,165)
Non-cash compensation			(2,044)

Operating income			$66,668

American Idol 8 aired 50 series hours in the U.S. in 2009 while American Idol 7 aired 52.5 series hours in the U.S. in the comparable 2008 season. American Idol revenue declined by $16.8 million due to the decrease of 2.5 hours of programming, reduced revenue from foreign syndication and reduced on-air and off-air sponsorship deals, partially offset by an increase in guaranteed license fees. The decline in foreign syndication revenue reflects the renewal of an agreement under less favorable terms to broadcast American Idol in the U.K. and the impact of foreign exchange. The decline in sponsorship revenue reflects the unfavorable impact of the global recession. Television ratings for American Idol declined in 2009 by approximately 10%, reflecting an overall decline in network television viewing. Cost of sales declined $3.9 million due to reduced tour costs and commissions on sponsorship deals.

Other IDOLS revenue declined $1.9 million due primarily to reduced sponsorship and television revenue in international markets.

Revenue from So You Think You Can Dance increased $48.6 million in 2009 as compared to 2008. $43.9 million of the increase was due to 33 hours of an additional broadcast series in the fall season from September to December 2009, which did not take place in 2008 and will not recur in 2010. The summer season that concluded in August 2009 broadcast 37 hours, the same as in 2008. The So You Think You Can Dance tour contributed $3.9 million of the revenue increase due to the introduction of a Canadian tour in 2009, which partially offset fewer U.S. tour dates in 2009. Commercial revenue increased $0.7 million due to an additional sponsor and higher tour merchandise sales. Other television revenue increased $10.9 million representing a contribution from Superstars of Dance, a special series aired on NBC in the first quarter of 2009, and a Carrie Underwood Christmas special, partially offset by non-recurring projects in 2008. Cost of sales increased $49.4 million due to the production costs for Superstars of Dance and additional broadcast hours for So You Think You Can Dance, partially offset by costs for the non-recurring projects in the prior year.

Music revenue declined $1.8 million due to lower record sales. Management revenue decreased $6.9 million primarily due to management fees from the Spice Girls’ reunion tour in 2008 and reduced touring schedules in 2009 for several artists as they worked on new album releases and reduced management fees at MBST. The Storm acquisition, completed on August 6, 2009, contributed $1.3 million in revenue. Cost of sales declined $1.6 million as lower music royalties and expenses were partially offset by Storm costs and prior year artist tour costs.

Selling, general and administrative expenses were flat with the prior year due primarily to more costs being allocated to specific projects offsetting the unfavorable foreign exchange impact on U.K. Sterling denominated costs and increased compensation costs. Other operating expense of $4.1 million in 2009 and other operating income of $15.9 million in 2008 represents foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound sterling functional currency. The 2009 expense was due to strengthening of the U.K. pound compared to the U.S. dollar while the 2008 gain was due to the weakening of the U.K. pound compared to the U.S. dollar.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008	Variance
	(Amounts in thousands)

Revenue	$24,473	$18,186	$6,287
Cost of sales	(764)	(2,364)	1,600
Selling, general and administrative expense, excluding non-cash compensation	(4,314)	(5,330)	1,016

OIBDAN	$19,395	$10,492	$8,903

OIBDAN	$19,395	$10,492	$8,903
Depreciation and amortization	(2,582)	(2,582)	—
Non-cash compensation	(42)	(39)	(3)

Operating income	$16,771	$7,871	$8,900

The increase in royalties and licensing revenue of $6.3 million for the year ended December 31, 2009 was due to the recognition of $9.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement and increased record royalties of $1.8 million, principally due to a settlement with Sony on historical audits and higher digital royalties. The increase was offset by 2008 revenue from the distribution of Elvis Viva DVD documentary of $1.8 million, lower merchandise licensing royalties of $1.3 million in the current period due to the unfavorable impact of the global recession and the strong carryover effect in 2008 from the prior anniversary year and by lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $1.1 million. Other royalties decreased by a net $0.3 million for the year ended December 31, 2009 with higher revenue from the sales of television and video rights offsetting lower publishing and film royalties. Royalties and licensing cost of sales decreased $1.6 million due to lower cost of production and commissions of $1.1 million related to the distribution of the 2008 Elvis Viva DVD and lower cost of sales of the DVD box set. Selling, general and administrative expenses decreased by $1.0 million in the current period primarily due to lower advertising and marketing costs for the DVD box set of $0.4 million, $0.3 million of lower costs related to the Elvis Viva DVD and lower legal expenses.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008	Variance
	(Amounts in thousands)

Revenue	$36,124	$36,713	$(589)
Cost of sales	(5,267)	(5,674)	407
Selling, general and administrative expense, excluding non-cash compensation	(23,495)	(24,835)	1,340

OIBDAN	$7,362	$6,204	$1,158

OIBDAN	$7,362	$6,204	$1,158
Depreciation and amortization	(2,369)	(2,251)	(118)
Non-cash compensation	(97)	(79)	(18)

Operating income	$4,896	$3,874	$1,022

Graceland Operations revenue decreased $0.6 million for the year ended December 31, 2009 compared to 2008 due to favorable results from tours and exhibits offset by lower ancillary revenue. Tour and exhibit revenue of $14.7 million for the year ended December 31, 2009 increased $0.5 million over the prior year. This increase resulted from a 2.4% increase in visitor spending and a 1.2% increase in attendance to 542,728 in 2009 from 536,196 in 2008. Retail operations revenue of $13.4 million for the year ended December 31, 2009 decreased $0.4 million compared to the prior year due to lower e-commerce revenue and a slight decrease in per-visitor spending offset by the increase in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $8.0 million for the year ended December 31, 2009, was down $0.7 million compared to the prior year. The decline was due to 13% lower hotel occupancy resulting from fewer foreign travelers, and the loss of rental income from ancillary real estate primarily due to the closure of one property.

Graceland Operations cost of sales decreased by $0.4 million for the year ended December 31, 2009 compared to the prior year due to cost improvements in merchandise.

Graceland Operations selling, general and administrative expenses decreased $1.3 million for the year ended December 31, 2009 primarily due to a $1.1 million provision recorded in 2008 for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis, decreases in salaries and benefits of $0.2 million, professional and legal costs primarily related to master plan initiatives of $0.5 million and insurance of $0.1 million and other operating expense declines, including lower costs related to special events of $0.1 million. These declines were offset by the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative. The Company has determined that there is a strong likelihood that the original preliminary design plans may require significant modifications or abandonment for a redesign due to current economic conditions and a lack of certainty as to exact scope, cost, financing plan and timing of this project. The lack of certainty and likely need for significant modifications and/or redesign was amplified by the termination of the FXRE license agreement, which had granted FXRE the rights to the development of one or more hotel(s) at Graceland as a component of the redevelopment initiative. Therefore, the Company determined that these cost should be written off in March 2009. The Company remains committed to the Graceland re-development and will continue to pursue opportunities on its own or with third parties.

Ali Business

The Ali Business contributed $4.2 million and $4.0 million of revenue in the years ended December 31, 2009 and 2008, respectively. Revenue increased by $0.2 million primarily due to the recognition of $1.0 million of revenue related to the terminated FXRE licensing agreement which had previously been deferred and an increase in licensing fees offset by a decline in revenue from fewer memorabilia signings by Mr. Ali in 2009 compared to the prior year period. Operating expenses decreased to $3.2 million for the year ended December 31, 2009 from $30.8 million in the prior year period. Operating expenses in 2008 include a non-cash impairment charge of $27.7 million to reduce the carrying amount of trademarks by $24.4 million and goodwill by $3.4 million. Excluding the impairment charge, operating expenses increased $0.1 million primarily due to severance costs of $1.4 million due to the restructuring of the business in early 2009 offset by lower personnel costs as a result of the restructuring and by reduced commissions of $0.7 million. OIBDAN increased to $1.1 million from $1.0 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $21.2 million and $18.1 million for the years ended December 31, 2009 and 2008, respectively. The increase of $3.1 million primarily reflects development expenses of $1.0 million, $0.8 million in payroll-related taxes incurred due to the redemption of redeemable restricted common stock in June 2009, a $1.4 million reduction in the allocation of expenses to FXRE under the shared services agreement terminated as of June 30, 2009, $0.6 million in professional fees and a $0.7 million increase in travel and entertainment costs offset by a $1.4 million reduction in employee-related costs.

During the year ended December 31, 2009, the Company incurred $2.6 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in Storm. During the year ended December 31, 2008, the Company incurred $2.3 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation.

During the year ended December 31, 2009, the Company incurred costs related to the terminated merger agreement of $0.7 million, due to the settlement of the stockholder litigation described elsewhere herein. During the year ended December 31, 2008, the Company recognized a gain on the break-up fee of the terminated merger agreement of $8.1 million consisting of the $0.5 million fee received in cash plus $7.6 million, the value of the 3,339,350 shares of the Company’s common stock. The Company incurred merger and distribution-related costs of $2.3 million in 2008. These costs primarily include the costs of the Special Committee of the Board of Directors formed to review the Merger and other merger-related costs, including legal and accounting costs.

Impairment Charges

The Company performed its annual impairment assessment of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2009 in accordance with the methods outlined in Application of Critical Accounting Policies. As a result of this assessment, no impairment charges were recorded as the carrying value of all of the Company’s long-lived assets do not exceed estimated future cash flows. The Company has recorded a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of the assets of Storm Model Management as a result of Mr. Fuller’s resignation from the Company in January 2010 and his resulting reduced role in the oversight, management and direction of this business.

Based on the annual impairment test performed on October 1, 2008, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter of 2008 were triggered by the 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations.

Interest Income/Expense, net

The Company had interest expense of $3.3 million and $5.6 million in the year ended December 31, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.49% to 2.31%. The Company had interest income of $0.3 million and $1.8 million in the year ended December 31, 2009 and 2008, respectively; interest income in 2008 included $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan. The decline in interest income also reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program, which was extended through June 30, 2010.

Income Taxes

For the year ended December 31, 2009, the Company recorded a provision for income taxes of $15.4 million. The provision reflects an effective tax rate of 37.3%. The tax provision is comprised of a federal income tax expense of $7.0 million, a state and local income tax expense of $2.1 million, and a foreign income tax expense (predominantly relating to the United Kingdom) of $6.3 million. The effective rate is higher than the federal statutory rate of 35% primarily due to: 1) state and local taxes, 2) the impairment charge related to Storm and other permanent items, offset in part by 1) transaction costs, 2) income taxed directly to noncontrolling owners and 3) a net benefit from the Company’s foreign activity.

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

The decrease in the 2009 effective tax rate as compared with the 2008 effective tax rate relates primarily to lower non-recurring adjustments, such as disallowed executive compensation and impairment charges.

Beginning in 2009, a change in ASC 805, formerly SFAS No. 141(R), Business Combinations impacts the accounting for prior acquisitions. Starting in 2009, reversal of existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions must be recorded as adjustments to income tax expense and not goodwill. As a result of this change, a $2.1 million decrease in the valuation allowance in 2009 was recorded to income tax expense instead of goodwill.

The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010. If all the uncertain tax positions were settled with the taxing authorities there would have been less than a 6% effect on the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of December 31, 2009, the Company had approximately $0.6 million accrued for interest and penalties. For the year ended December 31, 2009, the Company accrued interest and penalties of approximately $0.1 million.

Open tax years related to federal, state and local filings are for the years ended December 31, 2006, 2007, 2008 and 2009. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2006. Two foreign tax jurisdictions have commenced audits of the business activities of 19 Entertainment Limited and Elvis Presley Enterprises in their respective countries. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. which resulted in no material liability. New York State completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 which resulted in no material liability.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $0.6 million and $2.5 million of earnings in unconsolidated affiliates for the years ended December 31, 2009 and 2008, respectively, primarily reflecting the Company’s investment in Beckham Brand Limited. The decrease is due primarily to Mr. Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests of $1.8 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively, primarily reflect shares in the net income of the Presley Business, the Ali Business and Storm related to the equity interests retained by the former owners.

Consolidated Operating Results Year Ended December 31, 2008
Compared to Year Ended December 31, 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Variance
	(Amounts in thousands)

Revenue	$288,128	$266,777	$21,351
Operating expenses	251,188	224,019	27,169
Other operating income (expense)	15,910	(308)	16,218
Operating income	36,940	42,758	(5,818)
Income tax expense	14,430	19,432	(5,002)
Net income attributable to CKX, Inc.	17,127	10,320	6,807
Operating income	$36,940	$42,758	$(5,818)
Impairment charges	35,661	—	35,661
Depreciation and amortization	21,161	22,551	(1,390)
Non-cash compensation	2,954	1,325	1,629

OIBDAN	$96,716	$66,634	$30,082

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

19 Entertainment

Revenue for 19 Entertainment was $229.2 million in 2008, an increase of $31.3 million over the prior year. Operating expenses for 19 Entertainment, including amortization expense of intangible assets of $14.7 million and excluding other operating income of $15.9 million and the MBST impairment charge of $7.9 million, were $170.5 million, an increase of $21.8 million over the prior period.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the years ended December 31, 2008 and 2007:

Year Ended December 31, 2008	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$96,028	$(22,455)	$73,573
Other IDOLS television programs (including license fees and sponsorship)	15,349	(482)	14,867
So You Think You Can Dance and other television productions	63,690	(55,403)	8,287
Recorded music, management clients and other	54,134	(29,610)	24,524

	$229,201	$(107,950)	$121,251
Selling, general and administrative expenses, excluding non-cash compensation			(44,362)
Other operating income			15,910

OIBDAN			$92,799

OIBDAN			$92,799
Impairment charge on MBST			(7,922)
Depreciation and amortization			(16,165)
Non-cash compensation			(2,044)

Operating income			$66,668

Year Ended December 31, 2007	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$83,859	$(20,647)	$63,212
Other IDOLS television programs (including license fees and sponsorship)	15,837	(385)	15,452
So You Think You Can Dance and other television productions	54,154	(45,352)	8,802
Recorded music, management clients and other	44,014	(12,372)	31,642

	$197,864	$(78,756)	$119,108
Selling, general and administrative expenses, excluding non-cash compensation			(51,610)
Other operating expense			(308)

OIBDAN			$67,190

OIBDAN			$67,190
Depreciation and amortization			(17,727)
Non-cash compensation			(289)

Operating income			$49,174

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

MBST contributed $5.6 million and $4.9 million in management revenue in 2008 and 2007. 2008 includes revenue of $1.0 million from the HBO series Little Britain USA , which MBST co-produced with 19 Entertainment, which offset revenue declines due to the timing and number of other client projects.

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

Operating expenses, excluding MBST, including cost of sales, selling, general and administrative expenses, depreciation and amortization and non-cash compensation, increased by $22.2 million in 2008 over the prior year. Cost of sales increased $29.3 million due to the additional hours for So You Think You Can Dance, other television development costs including Little Britain USA, higher music royalties to artists and costs to support the iTunes download program. Selling, general and administrative expenses decreased $7.3 million due primarily to headcount reductions, additional costs directed to projects and favorable foreign exchange impact on U.K. Sterling denominated costs. Other operating income of $16.1 million in 2008 reflects foreign exchange gains resulting from a significant strengthening of the U.S. dollar compared to the U.K. pound as 19 Entertainment has significant U.S. dollar denominated revenue. Other operating expense of $0.3 million in the prior year period reflects foreign exchange losses.

MBST operating expenses for 2008 and 2007, including acquisition-related amortization expenses of $0.8 million for each year, were $14.0 million and $6.0 million, respectively. 2008 operating expenses include a non-cash impairment charge of $7.9 million to reduce the carrying value of goodwill. Excluding the impairment charge, expenses increased $0.1 million.

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

Royalties and license revenue was $18.2 million in 2008, a decrease of $3.7 million compared to the prior year. The decrease in royalties and licensing revenue was due to lower sales of a limited edition collectible DVD box set of Elvis movies of $3.0 million and lower royalties from the release of digitally enhanced videos and DVDs of “’68 Special” and “Aloha from Hawaii” of $0.9 million, offset primarily by a net increase in revenue from other TV & Video projects of $0.2 million, due to the distribution of “Elvis: VIVA Las Vegas” DVD documentary of $1.5 million in 2008 in place of other TV & Video projects of $1.3 million in the prior year. An increase in publishing and film revenue was offset by declines in name, image and likeness and merchandise revenue, principally due to the increased activity surrounding the commemoration of the 30th anniversary of Elvis Presley’s death in 2007. Royalties and licensing cost of sales increased $0.2 million due to production costs for the “Elvis: Viva Las Vegas” DVD documentary of $0.9 million offset by reduced cost of sales of the limited edition DVD box set of $0.7 million. Royalties and licensing selling, general and administrative expenses decreased by $2.4 million in 2008 primarily due to a decrease for advertising and marketing of the DVD box set, including upfront costs to produce an infomercial of $2.4 million which incurred in 2007.

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

Graceland Operations revenue was $36.7 million in 2008, a decrease of $4.2 million compared to the prior year, primarily due to a $1.7 million decrease in retail operations revenue to $13.8 million. $0.3 million of the decline was due to a change in mail order retail sales to a commission-based operation in the second quarter of 2007. The remaining $1.4 million decline was due to lower retail sales for special events during anniversary week and at Graceland retail stores resulting from a 12.5% decrease in attendance. Per- visitor spending in 2008 was up 5.3% compared with prior year, although historically an anniversary year such as 2007 has significantly higher per-visitor spending than non-anniversary years. Tour and exhibit revenue of $14.2 million in 2008 decreased $0.6 million compared to the prior year. This decrease resulted from a 12.5% decrease in attendance to 536,196 in 2008 from 612,541 in 2007, partially offset by a 9.5% increase in per visitor spending. The attendance decline is due to significantly higher number of visitors in 2007 for the commemoration of the 30th anniversary of Elvis Presley’s death and due to the impact of higher gas prices and weak economic conditions on discretionary consumer travel in the peak travel seasons of 2008. In 2006, Graceland had 554,193 visitors. The increase in per visitor spending was due to price increases and an increase in the number of visitors choosing premium package tours.

Other revenue, primarily hotel room revenue, event revenue and ancillary real estate income, was $8.7 million in 2008, a decrease of $1.9 million compared to the prior year. The decrease was principally due to lower event revenue of $1.4 million related to the prior year events, including the Elvis 30th anniversary concert. The remainder was due to lower ancillary real estate revenue.

Graceland Operations cost of sales declined $1.8 million in 2008 compared to 2007 with $1.0 million related to the prior year anniversary events, $0.3 million due to the change in mail order retail sales to a commission-based operation and $0.5 million due to lower Graceland retail sales. Graceland Operations selling, general and administrative expenses decreased $1.4 million primarily due to a $1.1 million reduction in professional services and other costs incurred in the prior year related primarily to development costs associated with the Elvis Presley Cirque du Soleil show in Las Vegas, a $0.7 million net decrease in other variable expenses due to lower attendance, $0.3 million of lower fulfillment and distribution costs for the mail order retail sales business, $0.2 million of lower costs related to prior year anniversary events, and $0.2 million in lower advertising expense. These declines were partially offset by a provision of $1.1 million recorded in 2008 for estimated losses due to the early termination of the sublease of a property leased by the Presley Business in downtown Memphis.

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

Interest Income/Expense, net

The Company had interest expense of $5.6 million in 2008 and 2007. Interest expense in 2008 primarily reflects a full year of interest on the Company’s drawdown from the revolving credit facility on June 1, 2007 to fund the investment in FXRE, offset by a reduction in the average borrowing rate from 7.04% to 4.49%. The Company had interest income of $1.8 million and $1.6 million in 2008 and 2007, respectively; interest income in 2008 includes $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan.

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

For the year ended December 31, 2007, the Company recorded a provision for income taxes of $19.4 million. The provision reflects an effective tax rate of 47.4%. The tax provision is comprised of $5.9 million federal income tax, $2.6 million state and local income tax, and $10.9 million of foreign income tax (predominantly relating to the United Kingdom). The effective tax rate differs from the federal statutory rate of 35% primarily due to state and local taxes, the capitalizing of certain deal costs, and recognition of income on the repatriation of cash from our UK subsidiary and other permanent items.

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

A portion of the Company’s long-term deferred tax asset reversed during 2008. As this was related to the purchase of 19 Entertainment, there was a decrease in the valuation allowance offset by a decrease in goodwill of approximately $3.4 million. In addition, the Company evaluated the future utilization of the future foreign tax credit carryforwards and has reduced the valuation allowance by an additional $3.9 million related to an increased level of certainty regarding the use of a portion of the remaining future foreign tax credit carryforwards. Since this decrease also related to the purchase of 19 Entertainment, the decrease in the valuation allowance was offset by a decrease to goodwill. A change in ASC 805 (formerly SFAS No. 141(R), Business Combinations) that will impact the accounting for prior acquisitions is that beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions will be recorded as adjustments to income tax expense.

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

The Company adopted the provisions of ASC 740-10, formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company made an initial adjustment to its estimate of its uncertain tax positions by recognizing an additional liability (including interest and penalties) of approximately $0.2 million through a charge to goodwill and an additional liability (including interest and penalties) of approximately $0.1 million through a charge to retained earnings. The liability is recorded in income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009. If all the uncertain tax positions were settled with the taxing authorities, there would be no material effect on the effective tax rate.

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

Noncontrolling Interests

Net income attributable to noncontrolling interests of $2.3 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively, reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners.

Liquidity and Capital Resources

Revolving Credit Facility — The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in September 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2009, the Company had drawn down $100.0 million on the Credit Facility. In March 2010, we entered into an amendment to the Credit Facility which included, among other changes, a reduction in the maximum size of the Credit Facility to $100.0 million. As a result of this amendment and the fact that we have previously drawn down $100.0 million, there are no additional borrowings available under the Credit Facility. Base rate loans under the Credit Facility bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points plus margins of 50-125 basis points depending upon the Company’s ratio of debt to EBITDA (“Leverage Ratio”). Eurodollar loans under the Credit Facility bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus margins of 150-225 basis points depending upon the Company’s Leverage Ratio. Any loans under the Credit Facility must be repaid by May 24, 2011. A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement as of December 31, 2009 was 1.79%. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum Leverage ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, ability to fund acquisitions and joint ventures and make capital expenditures. The existing revolving credit facility expires by its terms in May 2011. The terms of any additional or replacement financing we may be able to procure are unknown at this time.

As noted above, in March 2010, we entered into an amendment to our Credit Facility. In addition to the reduction in the size of the facility described above, the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, below a certain level and the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility.

As has been publicly disclosed, Mr. Sillerman has previously pledged approximately 80% of his CKX stock to secure a personal loan from a financial institution. In addition, the Board of Directors is aware, as it is a matter of public record, that Mr. Sillerman has been involved in litigations concerning certain troubled real estate investments which litigations have, in certain instances, resulted in presently outstanding judgments against Mr. Sillerman. Based on the aforementioned information, the Company’s Board of Directors determined that it was in the best interest of the Company to seek a modification of the Credit Facility removing the requirement that Mr. Sillerman maintain a minimum equity ownership in the Company. By seeking and obtaining the amendment described above, the Company has eliminated the possibility of a default under the Credit Facility should Mr. Sillerman’s personal CKX stock ownership be reduced for any reason. The Company has no involvement with respect to any of Mr. Sillerman’s real estate ventures and is not a party to any of these litigations. Additionally, the Board of Directors has no access to information with respect to such litigations other than that information which is publicly available concerning these situations and information it received in connection with its review of Mr. Sillerman’s pledge agreement.

The Company was in compliance with all loan covenants as of December 31, 2009.

Cash Flow for the Years Ended December 31, 2009, 2008 and 2007

Net cash provided by operating activities was $14.4 million for the year ended December 31, 2009. This primarily reflects net income of $26.4 million, including depreciation and amortization of $19.2 million, impairment charges of $2.5 million, payments to Ryan Seacrest of $25.2 million, which will be expensed in future periods, recognition of $10.0 million of revenue from the FXRE license payments in 2009 for which the cash was received in 2008 and normal seasonal patterns in cash collections and payments on certain American Idol and So You Think You Can Dance revenue and expenses as well as non-recurring projects, such as Superstars of Dance, a special series aired on NBC in the first quarter of 2009.

Net cash provided by operating activities was $60.2 million for the year ended December 31, 2008, reflecting net income of $21.2 million, which includes depreciation and amortization expenses of $21.2 million, impairment charges of $35.7 million and the impact of changes in working capital levels.

Net cash provided by operating activities was $40.7 million for the year ended December 31, 2007, reflecting net income of $14.7 million, which includes depreciation and amortization expenses of $22.6 million, discontinued operations of $8.4 million and the impact of changes in working capital levels.

Investing Activities

Net cash used in investing activities was $30.2 million for the year ended December 31, 2009, primarily reflecting the investment in the Cirque du Soleil partnership of $18.4 million, the acquisition of a 51% interest in Storm for $4.3 million, net of cash acquired, capital expenditures of $7.1 million, including the purchase of a fractional interest in a corporate airplane, and a loan of $0.5 million to a noncontrolling interest shareholder that was repaid in the first quarter of 2010.

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

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding services to the Company. This vendor is owned by several individuals who collectively own less than one percent of our outstanding common stock. The loan bears interest, payable monthly, at 10% per annum, which has been paid currently through December 31, 2009. The borrowers are required to make principal payments, beginning in February 2009 in an amount equal to 50% of the vendor’s cash flow, as defined; the maturity date of the loan is August 2012. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at December 31, 2009 and 2008. The Company also entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.5 million, $0.5 million and $0.2 million was expensed under the agreement in 2009, 2008 and 2007, respectively. The consulting agreement may be terminated by either party upon sixty days notice.

Financing Activities

Cash used in financing activities was $20.2 million for the year ended December 31, 2009. The Company made payments of $15.0 million related to the purchase of restricted redeemable common stock. The Company also made distributions of $2.6 million to noncontrolling interest shareholders, principal payments on notes payable of $0.8 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock.

Cash used in financing activities was $4.7 million for the year ended December 31, 2008. The Company made distributions of $1.7 million to noncontrolling interest shareholders, principal payments on notes payable of $1.2 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock.

Cash provided by financing activities was $95.9 million for the year ended December 31, 2007. The Company borrowed $100.0 million under its revolving credit facility to fund the investment in FXRE and received $0.2 million of net proceeds from warrant exercises. The Company made distributions to noncontrolling interest shareholders of $1.8 million, principal payments on notes payable of $0.6 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock. During the year ended December 31, 2007, the Company made payments of $0.1 million for costs associated with amending the revolving credit facility.

Uses of Capital

At December 31, 2009, the Company had $101.1 million of debt outstanding and $66.6 million in cash and cash equivalents.

We believe that our current cash on hand together with cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal due on the Company’s debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the noncontrolling shareholder in each of the Presley Business and Ali Business and capital expenditures.

Capital Expenditures

We presently anticipate that our capital expenditures for 2010 will total approximately $3.0 million. We also expect to incur additional costs for the development of the Elvis Presley show in Las Vegas with Cirque du Soleil and MGM Mirage. We incurred $18.4 million and $3.1 million in the years ended December 31, 2009 and 2008, respectively, and expect to incur an additional $4.5 million in early 2010 for a total investment of $26.0 million.

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

Dividends

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Convertible Preferred Stock is $1.8 million. If we fail to make our quarterly dividend payments to the holder(s) of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owing must be paid within three business days in shares of Common Stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%. All such dividend payments were made on a timely basis.

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

On December 14, 2007 and February 1, 2008, two shareholder derivative actions were instituted, and later consolidated (the “Action”), against the Company, its directors, 19X and 19X Acquisition Corp. in connection with the proposed merger described in Terminated Merger Agreement above. The Action challenged the Board’s approval of the Merger, alleging among other things, that the proposed transaction favored Mr. Sillerman over CKX’s public stockholders. On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The Merger was thereafter terminated on November 1, 2008.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $0.7 million. On September 30, 2009, the Court entered a final order dismissing the Action with prejudice as to plaintiffs and their counsel. In the three months ended December 31, 2009, the Company paid the settlement amount of $0.7 million.

The Company has a number of contracts that include future cash obligations. The scheduled maturities of the Company’s material contractual obligations as of December 31, 2009 are as follows (in thousands):

	2010	2011		2012	2013	2014	Thereafter	Total
	(In thousands)

Debt principal	$482	$100,515		$132	$—	$—	$—	$101,129
Interest on debt	1,858	751		7	—	—	—	2,616
Non-cancelable operating leases	4,172	3,512		3,378	2,355	1,633	2,004	17,054
Employment contracts and consulting agreements	4,088	1,462		560	560	560	47	7,277
Guaranteed minimum distributions (a)	1,700	1,700		1,700	1,700	1,700	—	8,500
19 Entertainment put right	—	7,039	(b)	—	—	—	—	7,039
Series B convertible preferred stock dividend (c)	1,826	1,826		1,826	1,826	1,826	—	9,130
EPE Put Right (d)	—	—		—	—	—	—	—
MAE contingent consideration (e)	—	—		—	—	—	—	—
Uncertain tax positions (f)	2,380	—		—	—	—	—	2,380
Ryan Seacrest agreement	7,500	7,500		3,750	—	—	—	18,750

Total	$24,006	$124,305		$11,353	$6,441	$5,719	$2,051	$173,875

(a)	We are required to make guaranteed minimum distributions to the noncontrolling interest shareholder of at least $1.2 million annually for as long as the noncontrolling interest shareholder continues to own 15% of the Presley Business. We are also required to make guaranteed minimum distributions to the noncontrolling interest shareholder of at least $0.5 million annually for as long as the noncontrolling interest shareholder continues to own 20% of the Ali Business.

(b)	We have granted to the former holders of capital stock of 19 Entertainment the right, during a period of 20 business days beginning March 17, 2011, to cause us to purchase up to 0.5 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above. These shares represent the remaining shares subsequent to the Company’s exercise of its call option under the amended Put and Call Option Agreement described elsewhere herein.

(c)	We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)	The Promenade Trust has the right to require us to purchase up to all of its remaining ownership interest in the Presley Business at a price based on the fair market value of the business.

(e)	The Ali Trust has the right to receive an additional 5% membership interest in the Ali Business effective as of the end of the calendar year in which the total compound internal rate of return to the Company on its initial $50 million investment equals or exceeds (i) 30% on a cumulative basis during the period ending April 10, 2011 or (ii) 25% on a cumulative basis for any period commencing on the acquisition date and ending at any time after April 10, 2011. The Ali Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on April 10, 2011 at a price based on the then current fair market value.

(f)	By definition, the uncertain tax positions may or may not be paid. Due to such uncertainty, the Company is unable to estimate the timing of such potential payments. The amount includes interest and penalties of $564,000.

The chart above does not include the ongoing payment obligations to Simon Fuller under the terms of his Consulting Agreement described elsewhere herein. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the 10% fee it is currently estimated that Mr. Fuller may receive a total of between $8.0 million and $10.0 million for 2010, inclusive of the advance, pursuant to the agreement.

Elvis Cirque du Soleil Show

Together with Cirque du Soleil and MGM MIRAGE, we recently announced the opening of Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the general public the following day. The show is being developed and will operate in a partnership jointly owned by Cirque du Soleil and the Company and has been determined by the Company to be a variable interest entity. The Company is not the primary beneficiary of the partnership and does not control its main operating functions and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. The Company expects its portion of the investment to be approximately $26 million. The Company incurred expenditures for the development of the show of $3.1 million in 2008 and $18.4 million in 2009. The Company expects to fund the remaining $4.5 million in early 2010. The amount incurred as of December 31, 2009 of $21.5 million is recorded within other assets on the accompanying consolidated balance sheet as of December 31, 2009.

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

Simon Fuller Transaction

On January 13, 2010, we entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long term creative services as a consultant, (ii) providing CKX with an option to participate in XIX Entertainment Limited, a new entertainment company formed by Mr. Fuller, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. The Company elected not to exercise the option to invest in XIX Entertainment prior to its expiration on March 15, 2010. Pursuant to a consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the net profits of each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the 10% fee and it is estimated that Mr. Fuller may receive a total of between $8.0 million and $10.0 million for 2010, inclusive of the advance, pursuant to the consultancy agreement. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the 10% fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the 10% fee payable to Mr. Fuller. In addition to the aforementioned payment, Mr. Fuller will receive £1.5 million ($2.4 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX through July 13, 2010.

The Company will incur approximately $4.3 million in consulting and other costs to Mr. Fuller as a result of the transactions described above over the first two quarters of 2010, which includes the £1.5 million ($2.4 million) consulting fee referenced above. The Company also paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010. The Company was not required to exercise any portion of the option at any time and as it elected not to exercise by the March 15 expiration date, the payment will be expensed during the first quarter of 2010. The Company will also recognize a non-cash charge of $0.4 million related to the accelerated vesting of Mr. Fuller’s stock options.

In addition to the costs described above, 19 Entertainment recognized a non-cash impairment charge of $2.5 million to reduce the carrying amount of assets of Storm Model Management as a result of Mr. Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm, a U.K.-based modeling agency in the third quarter of 2009, with the expectation that Simon Fuller would be a key contributor to the its growth and operations.

In connection with this transaction, management has initiated a thorough review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result of the decision to concentrate primarily on these three brands, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will either be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. The Company expects to incur cash and non-cash charges in 2010 as a result of this process. The amount of such charges will depend on a number of factors including the final determination of which businesses the Company will exit, the amount, if any, of sales proceeds generated or liabilities assumed as part of the sale or transfer of businesses and the ultimate scope of the reductions in selling, general and administrative expenses.

Future Acquisitions

We intend to acquire additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. However, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

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

Television Production Costs

In accounting for television projects in development, third party costs incurred in producing television programs for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing television programs are recognized as expense in accordance with the individual film forecast method, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. The estimate of revenue is based upon the Company’s contractual rights with respect to certain television projects and is calculated on an individual production basis for these programs. Amortization commences in the period in which revenue recognition commences. Our management regularly reviews and revises our total revenue estimates for each project, which may result in modifications to the rate of amortization as estimates of total revenue can change due to a variety of factors, including a change in the number of hours of programming and foreign distribution opportunities for its programs. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances, as adjusted for anticipated returns, are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized based on management’s judgment that past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Our management determines the recoverability of artist advances and recoupable recording costs on an artist-by-artist basis based on the success of prior records and projects and costs are only capitalized if the artist has developed a track record of success. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident.

Goodwill and Other Intangible Assets

Significant estimates and assumptions are made by management in the allocation of fair values to assets acquired and liabilities assumed in business combinations. The excess of the purchase price over the fair values of assets acquired and liabilities assumed are allocated to goodwill. Elements of the purchase price that meet certain requirements are valued as intangible assets upon acquisition. The significant assumptions used in these valuations include the duration or useful life of the assets, growth rates and amounts of future cash flows for each income stream. To determine these factors, management specifically makes assumptions regarding the future economic outlook for the industry, risks involved in the business and the impact of competition and technological changes.

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

The Company performed its annual impairment assessments of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2009 and 2008. As a result of the test performed on October 1, 2009, the Company did not record any impairments for the year ended December 31, 2009. As a result of Mr. Fuller’s resignation of employment at 19 Entertainment discussed above, the Company did record a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of assets of Storm. Based on the annual impairment test performed on October 1, 2008, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter were triggered by the Company’s 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations. See notes 9 and 13 to the consolidated financial statements.

Income Taxes

In accounting for income taxes, the Company recognizes deferred tax assets and liabilities, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

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

Share-Based Payments

In accounting for share-based payments, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, limited reliable historical data is available for expected lives and forfeitures. We estimated the expected lives of the options granted using an estimate of anticipated future employee exercise behavior, which is partly based on the vesting schedule. We estimated forfeitures based on management’s experience. The expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was later superseded by the FASB Codification and included in ASC 855-10, which was effective for the Company on July 1, 2009. This standard provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

In October 2009 the FASB issued Accounting Standards Update (“ASU”) 2009-13 on multiple-deliverable revenue arrangements. ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. The ASU is effective for fiscal years beginning on or after June 15, 2010; early adoption is permitted. Entities can elect to apply the ASU prospectively to new or materially modified arrangements after its effective date or retrospectively for all periods presented. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $101.1 million of total debt outstanding at December 31, 2009, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate under the Credit Facility of 100 basis points, our net income for the years ended December 31, 2009 and 2008 would have decreased by approximately $0.6 million.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are measured in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the years ended December 31, 2009 and 2008 would have decreased by approximately $3.0 million and $2.4 million, respectively, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of December 31, 2009, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement (as amended on June 8, 2009) that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights applied to 1,627,170 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller. As described in Exercise of Amended Call Option above, 534,082 shares remain subject to the Put and Call Option Agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CKX, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

New York, New York
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the internal control over financial reporting of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/  Deloitte & Touche LLP

New York, New York
March 15, 2010

CKX, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$66,587	$101,895
Receivables, net of allowance for doubtful accounts of $742 at December 31, 2009 and $803 at December 31, 2008	52,252	37,085
Due from related party	—	274
Inventories, net of allowance for obsolescence of $661 at December 31, 2009 and $649 at December 31, 2008	1,977	1,988
Prepaid expenses and other current assets	26,092	8,119
Prepaid income taxes	4,610	—
Deferred tax assets	3,551	4,941

Total current assets	155,069	154,302
Property and equipment — net	49,590	47,818
Receivables	2,693	3,267
Loans to related parties	2,221	1,765
Other assets	49,453	26,797
Goodwill	116,873	108,771
Other intangible assets — net	119,809	127,403
Deferred tax assets	3,974	5,938

TOTAL ASSETS	$499,682	$476,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,144	$19,648
Accrued expenses	25,689	22,373
Current portion of long-term debt	482	489
Income taxes payable	—	5,526
Deferred revenue	12,885	30,745

Total current liabilities	78,200	78,781
Long-term liabilities:
Long-term debt	100,647	101,429
Deferred revenue	2,850	3,515
Other long-term liabilities	2,828	2,850
Deferred tax liabilities	22,835	23,744

Total liabilities	207,360	210,319

Redeemable restricted common stock — 534,082 shares outstanding at December 31, 2009 and 1,672,170 shares outstanding at December 31, 2008	7,347	23,002
CKX, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B - 1,491,817 shares outstanding at December 31, 2009 and 2008	22,825	22,825
Series C - 1 share outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,831,149 shares issued at December 31, 2009 and 95,634,685 issued at December 31, 2008	968	956
Additional paid-in-capital	394,839	377,617
Accumulated deficit	(83,857)	(106,619)
Common stock in treasury — 4,477,438 at December 31, 2009 and 3,339,350 shares at December 31, 2008	(22,647)	(7,647)
Accumulated other comprehensive income (loss)	(33,394)	(49,671)

Total CKX, Inc. stockholders’ equity	278,734	237,461

Noncontrolling interests	6,241	5,279

Total equity	284,975	242,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,682	$476,061

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share information)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenue	$328,353	$288,128	$266,777
Operating expenses:
Cost of sales	158,569	117,358	90,073
Selling, general and administrative expenses	75,235	78,354	87,672
Corporate expenses	21,214	18,065	18,156
Impairment charges	2,526	35,661	—
Depreciation and amortization	19,241	21,161	22,551
Merger and distribution-related costs (recoveries), net	675	(5,768)	5,259
Acquisition-related costs	2,637	2,267	—
Other expense (income)	4,079	(15,910)	308

Total operating expenses	284,176	251,188	224,019

Operating income	44,177	36,940	42,758
Interest income	308	1,778	1,644
Interest expense	(3,335)	(5,601)	(5,590)
Other income	—	—	2,181

Income before income taxes and equity in earnings of affiliates	41,150	33,117	40,993
Income tax expense	15,358	14,430	19,432

Income before equity in earnings of affiliates	25,792	18,687	21,561
Equity in earnings of affiliates	576	2,521	1,566

Income from continuing operations	26,368	21,208	23,127
Loss from discontinued operations	—	—	(8,430)

Net income	26,368	21,208	14,697
Dividends on preferred stock	(1,824)	(1,824)	(1,824)

Net income available to CKX, Inc.	24,544	19,384	12,873
Less: Net income attributable to noncontrolling interests	(1,782)	(2,257)	(2,553)

Net income attributable to CKX, Inc.	$22,762	$17,127	$10,320

Basic income per share:
Income from continuing operations	$0.26	$0.20	$0.21
Discontinued operations	—	—	(0.08)
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Basic income per share	$0.24	$0.18	$0.11

Diluted income per share:
Income from continuing operations	$0.26	$0.20	$0.21
Discontinued operations	—	—	(0.08)
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Diluted income per share	$0.24	$0.18	$0.11

Average number of common shares outstanding:
Basic	93,298,778	96,674,706	96,901,172
Diluted	93,337,683	96,684,377	96,991,441

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$26,368	$21,208	$14,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,241	21,161	22,551
Write-off of deferred costs	874	—	—
Impairment charges	2,526	35,661	—
Impact on cash of discontinued operations	—	—	8,430
Unrealized foreign currency gains and losses	3,114	(11,833)	308
Share-based payments	1,563	2,954	1,325
Equity in earnings of affiliates, net of cash received	(576)	264	482
Merger termination recoveries, net of cash received	—	(7,647)	—
Gain on distribution	—	—	(2,225)
Deferred income taxes	3,670	(15,923)	(1,802)
Non-cash interest expense	686	666	654
Provision for accounts receivable allowance	259	814	588
Provision for inventory allowance	101	114	32
Changes in operating assets and liabilities:
Receivables	(12,112)	83	(21,005)
Inventory	(90)	(10)	68
Prepaid expenses and other current assets	(21,663)	(9,926)	(2,215)
Prepaid income taxes	(4,610)	—	7,014
Accounts payable and accrued expenses	18,734	5,215	7,456
Deferred revenue	(18,362)	19,473	(271)
Income taxes payable	(5,526)	(700)	4,736
Other	252	(1,347)	(143)

Net cash provided by operating activities	14,449	60,227	40,680

Cash flows from investing activities:
Investment in Cirque du Soleil partnership	(18,357)	—	—
Additions to property and equipment	(7,062)	(7,838)	(11,354)
Purchase of 51% interest in business, net of cash acquired of $936	(4,314)	—	—
Loan repayment from FXRE	—	6,345	—
Loan to noncontrolling interests	(455)	(500)	—
Repayment of loan from noncontrolling interests	—	500	—
Investment in and loan to FXRE	—	—	(109,691)
Loan to related party	—	—	(1,750)

Net cash used in investing activities	(30,188)	(1,493)	(122,795)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	(15,000)	—	—
Distributions to noncontrolling interests	(2,600)	(1,700)	(1,750)
Principal payments on debt	(774)	(1,152)	(631)
Borrowing under revolving credit facility	—	—	100,000
Proceeds from exercise of warrants	—	—	244
Debt issuance costs	—	—	(94)
Dividends paid on preferred stock	(1,824)	(1,824)	(1,824)

Net cash (used in) provided by financing activities	(20,198)	(4,676)	95,945

Effect of exchange rate changes on cash	629	(3,110)	507

Net (decrease) increase in cash and equivalents	(35,308)	50,948	14,337
Cash and cash equivalents, beginning of period	101,895	50,947	36,610

Cash and cash equivalents, end of period	$66,587	$101,895	$50,947

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Supplemental cash flow data (in thousands):
Cash paid during the period for:
Interest	$2,560	$5,266	$4,535
Income taxes	21,869	30,106	11,033

Supplemental Cash Flow Information:

The Company had the following non-cash operating, investing and financing activities in the year ended December 31, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

The Company had the following non-cash operating, investing and financing activities in the year ended December 31, 2008 (in thousands):

Shares received in merger termination	$7,647
Distribution of final 2% ownership interest in FXRE	6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The Company had the following non-cash investing and financing activities in the year ended December 31, 2007 (in thousands):

Dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	$91,259
Accrued dividend of CKX’s interests in FXRE to the Distribution Trusts (as defined)	6,175
Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

											Accumulated
											Other
	Preferred Stock						Additional		Common Stock		Comprehensive
	Series B		Series C		Common Stock		Paid-In	Accumulated	in Treasury		Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Loss)	Total

Balance at January 1, 2007	1,491,817	$22,825	1	$—	94,237,075	$942	$373,115	$(36,562)	—	$—	$10,689	$371,009
Fin 48 adjustment	—	—	—	—	—	—	—	(70)	—	—	—	(70)
Warrant exercises	—	—	—	—	1,081,889	11	233	—	—	—	—	244
Shares issued to independent directors	—	—	—	—	28,293	—	656	—	—	—	—	656
Restricted shares issued to employees	—	—	—	—	55,500	1	189	—	—	—	—	190
Stock option expense	—	—	—	—	—	—	472	—	—	—	—	472
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Distribution of FXRE	—	—	—	—	—	—	—	(97,434)	—	—	—	(97,434)
Net income	—	—	—	—	—	—	—	12,144	—	—	—	12,144
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4,317	4,317

Balance at December 31, 2007	1,491,817	$22,825	1	$—	95,402,757	$954	$374,665	$(123,746)	—	$—	$15,006	$289,704
Shares issued to independent directors	—	—	—	—	38,628	—	475	—	—	—	—	475
Restricted shares issued to employees	—	—	—	—	200,000	2	1,904	—	—	—	—	1,906
Restricted shares forfeited by employees	—	—	—	—	(6,700)	—	—	—	—	—	—	—
Shares received upon merger termination	—	—	—	—	(3,339,350)	—	—	—	3,339,350	(7,647)	—	(7,647)
Stock option expense	—	—	—	—	—	—	573	—	—	—	—	573
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Net income	—	—	—	—	—	—	—	18,951	—	—	—	18,951
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(64,677)	(64,677)

Balance at December 31, 2008	1,491,817	$22,825	1	$—	92,295,335	$956	$377,617	$(106,619)	3,339,350	$(7,647)	$(49,671)	$237,461
Shares received upon exercise of call option	—	—	—	—	—	11	15,580	—	1,138,088	(15,000)	—	591
Shares issued to independent directors	—	—	—	—	59,076	1	422	—	—	—	—	423
Restricted shares issued to employees	—	—	—	—	—	—	152	—	—	—	—	152
Restricted shares forfeited by employees	—	—	—	—	(2,200)	—	—	—	—	—	—	—
Stock option exercised	—	—	—	—	1,500	—	6	—	—	—	—	6
Stock option expense	—	—	—	—	—	—	1,062	—	—	—	—	1,062
Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)
Net income	—	—	—	—	—	—	—	24,586	—	—	—	24,586
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	16,277	16,277

Balance at December 31, 2009	1,491,817	$22,825	1	$—	92,353,711	$968	$394,839	$(83,857)	4,477,438	$(22,647)	$(33,394)	$278,734

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis and, the operations of Graceland; and has partnered with Cirque du Soleil for the creation of Elvis Presley-themed shows and projects around the world, including the recently opened Viva ELVIS in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

2.	Exercise of Amended Call Option

In March 2005, in connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment, primarily Simon Fuller, entered into a Put and Call Option Agreement that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. Of the 1,672,170 shares of common stock covered by the Put and Call Option Agreement, 1,507,135 were held by Mr. Fuller.

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

3.	Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. The interests held by our noncontrolling shareholders in the Presley Business and the Ali Business are reported as noncontrolling interests in the consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Any variable interest entities for which the Company is the primary beneficiary are consolidated.

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

Investment in FXRE

The Company evaluated its investment to acquire a 50% interest in FXRE in accordance with the guidance in Accounting Standards Codification (“ASC”) 810. The Company completed an analysis and determined that FXRE does not meet the criteria to be a variable interest entity because FXRE shareholders absorb FXRE’s risks and returns in proportion to their ownership interests. The Company consolidated FXRE from the date of the Company’s investment (June 1, 2007) through the date of the September dividend (September 27, 2007) as it controlled FXRE though its direct 25% ownership interest and the separate indirect ownership of affiliates, primarily the Company’s Chairman, Robert F.X. Sillerman, in the Distribution Trusts and in Flag, which each own direct interests in FXRE. Therefore, the Company consolidated FXRE based on its control through voting interests. The Company recorded noncontrolling interest for the 75% of the shares that it does not own through the date of the September dividend. As a result of the distribution of the Second Dividend Shares into trust on September 27, 2007, the Company’s ownership interest was reduced to 2% of the outstanding equity of FXRE. From September 26, 2007 to December 31, 2007, the record date of the distribution, the Company accounted for its 2% investment in FXRE under the cost method because the Company had no significant continuing involvement.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Cash and cash equivalents are primarily deposited with major financial institutions in the United States and the United Kingdom and, at times, such balances with any one United States financial institution may be in excess of the FDIC-insured limit. In September 2008, the FDIC-insured limit was temporarily increased from $100,000 to $250,000. The limit reverted back to $100,000 on January 1, 2010. The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through June 30, 2010 for banks participating in the FDIC Temporary Liquidity Guarantee Program. At December 31, 2009, $26.3 million of cash was in uninsured accounts, representing cash in foreign bank accounts. These accounts are in a financial institution in which the British government has a controlling ownership interest.

Inventory

Inventory, all of which is finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first out method. Allowances are provided for slow-moving or obsolete inventory items based on management’s review of historical and projected sales data.

Property and Equipment

Property and equipment, net are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and improvements are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $4.2 million, $3.3 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and equipment, net consisted of the following as of December 31, 2009 and 2008:

		December 31,
	December 31, 2009	2008	Useful Lives
	(In thousands)	(In thousands)

Land	$29,543	$27,681	n/a
Buildings and improvements	21,244	21,082	5-20
Equipment, furniture and fixtures	10,200	7,859	3-7
Airplane	2,632	—	5

	63,619	56,622
Less: accumulated depreciation and amortization	(14,029)	(8,804)

	$49,590	$47,818

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

Royalty Income:

Royalty income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized when the Company: (i) persuasive evidence of an arrangement exists; (ii) has delivered the rights to the licensee who is free to exercise them; (iii) has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known or estimable by the Company on a timely basis. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of sales.

Television Revenue:

The following conditions must be met in order for the Company to recognize revenue from television productions (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

Sponsorship Revenue:

The Company derives revenue from sponsorships associated with certain of its television productions and tours. Sponsorship fees relate to either (a) a one-time event, or (b) a period of time. Revenue from a one-time event is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the event has occurred; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. Non-refundable advance payments associated with sponsorships over a period of time are recognized on a straight line basis over the term of the contract. Sponsorship advances are deferred until earned pursuant to the sponsorship agreement.

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

Television Production Costs

In accounting for television projects in development, third party costs incurred in producing television programs for which the Company has secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Third party costs incurred in developing concepts for new television programs are expensed as incurred until such time as the Company has secured distribution agreements.

The capitalized costs of producing television programs are expensed in accordance with the individual film forecast method, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenue to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. The Company had capitalized artist advances of $1.3 million and $3.0 million as of December 31, 2009 and 2008, respectively.

Advertising Expense

Advertising costs are expensed as incurred except for production costs, which are deferred and expensed when advertisements run for the first time. Advertising costs charged to expense were $1.7 million, $1.9 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007. There were no advertising costs deferred as of December 31, 2009 and 2008.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. generally accepted accounting principles (“GAAP”) and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax reporting purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

Gains and losses from transactions denominated in foreign currencies are included as operating expenses in the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, respectively, the Company, primarily at 19 Entertainment, had $4.1 million, ($15.9) million and $0.3 million, respectively, of foreign exchange (gains) and losses, resulting from the strength of the U.S. dollar compared to the U.K. pound sterling.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually on the first day of the Company’s fiscal fourth quarter or if certain circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to the estimated residual values.

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

As a result of the 2009 annual impairment test conducted on October 1, 2009, the Company did not record any impairment charges. The Company recognized a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of assets of Storm Model Management (“Storm”) as a result of Simon Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm, a U.K.-based modeling agency in the third quarter of 2009, with the expectation that Mr. Fuller would be a key contributor to the operations of Storm. As a result of the 2008 annual impairment test, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax). See notes 9 and 13.

Equity Investments

Investments in which the Company has the ability to exercise significant influence over the business and policies of the investee, but contain less than a controlling voting interest, are accounted for using the equity method.

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only the Company’s share of the investee’s earnings (losses) is included in the consolidated statement of operations.

At December 31, 2009, the Company had equity investments of $23.2 million, representing $1.7 million related to the Company’s one-third ownership of Beckham Brand Limited and $21.5 million representing the Company’s 50% ownership in the partnership that is developing the Elvis Presley Cirque du Soleil show (see note 15). At December 31, 2008, the Company had equity investments of $4.2 million, representing $1.1 million related to the Company’s one-third ownership of Beckham Brand Limited and $3.1 million representing the Company’s 50% ownership in the partnership that is developing the Elvis Presley Cirque du Soleil show. These equity investments are included in other assets in the accompanying consolidated balance sheets.

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in note 12, the Company records compensation expense for all share-based payments (including employee stock options) based on their fair value over the requisite service period. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was later superseded by the FASB Codification and included in Accounting Standards Codification (“ASC”) 105-10, which was effective for the Company beginning July 1, 2009. This standard does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under this standard, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The impact of this standard on the Company’s financial statements is limited to presentation and disclosure.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was later superseded by the FASB Codification and included in ASC 855-10, which was effective for the Company on July 1, 2009. This standard provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 on multiple-deliverable revenue arrangements. ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. The ASU is effective for fiscal years beginning on or after June 15, 2010; early adoption is permitted. Entities can elect to apply the ASU prospectively to new or materially modified arrangements after its effective date or retrospectively for all periods presented. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

4.	Terminated Merger Agreement

On June 1, 2007, we entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Under the terms of the Merger Agreement, 19X had agreed to acquire CKX at a price of $12.00 per share in cash. 19X was initially formed for an unrelated purpose and has had no operations or business other than as contemplated by the Merger Agreement, including the related financings. Robert F.X. Sillerman, Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, then a director of CKX and the Chief Executive Officer of 19 Entertainment Limited, a wholly owned subsidiary of CKX, are the sole current stockholders of 19X.

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

5.	Transactions Involving FX Real Estate and Entertainment Inc.

About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. As described below, on January 10, 2008 CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE. Information about FXRE can be found at www.sec.gov or ir.fxree.com.

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

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing FXRE from any claims related to the license agreements, EPE and the Ali Business will receive 10% of any future net proceeds or fees received by FXRE from the sale and/or development of the Las Vegas properties, up to a maximum of $10 million. FXRE has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million, plus (ii) 10% of any proceeds received from the sale of some or all of the Las Vegas properties during such buy-out period and for six months thereafter, provided that the amount paid under (i) and (ii) shall not exceed $10 million. Based on FXRE’s public disclosures regarding the prospects for the real estate and the condition of its business in general, we do not currently expect to receive any payments under this agreement.

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

Discontinued Operations

The Company has consolidated FXRE from the date of the Company’s investment (June 1, 2007) through September 26, 2007 (date of the second distribution to trust, as noted above). Subsequent to September 26, 2007 and through the distribution of its 2% ownership interest on January 10, 2008, the Company accounted for its 2% ownership interest under the cost method of accounting because the Company had no significant continuing involvement. The operating results of FXRE are reflected as discontinued operations in the accompanying financial statements because the distribution of the FXRE shares to the CKX shareholders qualifies as a spin-off under the applicable accounting guidance. The results of operations presented as discontinued operations for the period from June 1, 2007 to September 26, 2007 are summarized below (in thousands):

Revenue	$1,346
Total costs and expenses, net of noncontrolling interest share	(6,802)
Equity in losses of unconsolidated subsidiaries	(2,974)
Income taxes	—

Loss from discontinued operations, net of income taxes	$(8,430)

Shared Services Agreement

Prior to June 30, 2009 CKX was party to a shared services agreement with FXRE, pursuant to which certain of our employees, including members of senior management, provided services for FXRE, and certain of FXRE’s employees, including members of senior management, were available to provide services for CKX. The services provided pursuant to the shared services agreement include management, legal, accounting and administrative. The agreement was terminated by mutual agreement of the parties effective as of June 30, 2009.

Charges under the shared services agreement were made on a quarterly basis and were determined by taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the Company with which they are employed. Each quarter, representatives of the parties met to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties used their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above. Charges under the shared services agreement were reviewed by the Audit Committee.

Prior to the termination of the agreement, for the year ended December 31, 2009, CKX billed FXRE $0.2 million for professional services, primarily accounting and legal services, performed under the shared services agreement prior to its termination; these amounts have been paid to the Company in 2009. For the year ended December 31, 2008, CKX billed FXRE $1.6 million for professional services, primarily accounting and legal services, performed under the shared services agreement. FXRE paid $1.3 million of the 2008 shared service costs prior to year-end. The $0.3 million outstanding at December 31, 2008 was paid to the Company in February 2009. For the year ended December 31, 2007, CKX billed FXRE $1.0 million for professional services, primarily accounting and legal services. These amounts were paid in 2008. These expenses for the CKX billings were eliminated in consolidation for the period that CKX consolidated FXRE.

6.	Capital Structure

Redeemable Restricted Common Stock

As of December 31, 2009, 534,082 shares remain subject to the Put and Call Option Agreement. The remaining redeemable restricted common stock under the put and call option is a single equity instrument. As the stock is puttable to the Company at the option of these sellers, these shares are presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights; the fair value of the remaining 534,082 shares is $7.3 million.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock is valued for accounting purposes at its stated value of $15.30 per share, which approximated its fair value.

The shares of Series B Convertible Preferred Stock are convertible by their holders into shares of common stock at any time at a conversion price equal to the stated value, subject to adjustments in connection with standard anti-dilution protections for stock splits, stock dividends and reorganizations. The shares of Series B Convertible Preferred Stock become convertible at the Company’s option from and after the third anniversary of the date of issuance, if, at any time, the average closing price of the Company’s common stock over a thirty day trading period equals or exceeds 150% of the conversion price.

The holder(s) of the Series B Preferred Stock vote with the holders of Common Stock on all matters on an as converted basis and vote separately as a class with respect to authorizing any of the following: (i) an increase in the authorized number of shares of Series B Preferred Stock, (ii) the issuance of additional shares of Series B Preferred Stock, (iii) the creation or issuance of any equity securities having rights, preferences or privileges senior to or on parity with the Series B Preferred Stock, (iv) amending the Company’s Certificate of Incorporation or By-Laws in a manner that is adverse to the Series B Preferred Stock, (v) the declaration or payment of dividends on equity securities ranking on a parity with or junior to the Series B Preferred Stock, and (vi) the repurchase or redemption of any of the Company’s outstanding equity securities other than shares of the Series B Preferred Stock.

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

Common Stock

The Company’s Revolving Credit Facility prohibits the Company from paying cash dividends on its common stock.

7.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Net income	$26,368	$21,208	$14,697
Foreign currency translation adjustments	16,277	(64,677)	4,317

	42,645	(43,469)	19,014
Net income attributable to noncontrolling interests	(1,782)	(2,257)	(2,553)

Comprehensive income (loss)	$40,863	$(45,726)	$16,461

Foreign currency translation adjustments result from the conversion of 19 Entertainment’s financial statements from U.K. pound sterling to U.S. dollars.

8.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of all employee share-based stock plan awards because the effect would be anti-dilutive. In addition, for the years ended December 31, 2009, 2008 and 2007, 2,097,750, 916,100 and 515,000 shares, respectively, were excluded from the calculation of diluted earnings per share due to stock options that were anti-dilutive.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Weighted average basic common shares outstanding (including redeemable restricted common stock)	93,298,778	96,674,706	96,901,172
Incremental shares for assumed exercise of Series C preferred stock, restricted stock, warrants and stock options	38,905	9,671	90,269

Weighted average diluted common shares outstanding (including redeemable restricted common stock)	93,337,683	96,684,377	96,991,441

9.	Intangible Assets and Goodwill

The Company is required to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives at least annually. The Company performed annual impairment assessments of the carrying values of long-lived assets, including intangible assets and goodwill, on October 1, 2009 and October 1, 2008 in accordance with the methods outlined in note 3.

The Company evaluated the recoverability of goodwill and intangible assets with indefinite lives using a two-step impairment test approach at the reporting unit level. The fair values of the Company’s reporting units were estimated using the present values of cash flows, using assumptions about expected future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates were based on the Company’s internal budget and business plans. Discount rate assumptions were based on an assessment of the risk inherent in the respective reporting units. As a result of the assessment on October 1, 2009, no impairment charges were recorded as the carrying value of all of the Company’s long-lived assets do not exceed estimated future cash flows. As a result of Simon Fuller’s termination of employment at 19 Entertainment discussed in note 19, the Company did record a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of assets ($1.4 million of goodwill) of Storm.

The results of the test in 2008 indicated that the book values of the Ali Business and MBST reporting units exceeded the fair values of the businesses. Therefore, a second step was performed which compared the implied fair value of the reporting unit’s goodwill to the book value of the goodwill and other intangible assets with indefinite lives. Based on the annual impairment test in 2008, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million in the year ended December 31, 2008. The impairment charges recognized in the fourth quarter were triggered by the Company’s 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully rebound to prior expectations.

The utilization of a portion of the Company’s long-term deferred tax asset resulted in a decrease in goodwill and the valuation allowance of $7.3 million in 2008.

Indefinite lived intangible assets as of December 31, 2009 and 2008 consist of (in thousands):

Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Definite lived intangible assets as of December 31, 2009 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	10.1 years	$28,900	$(9,298)	$19,602
Other Presley intangible assets	12.2 years	13,622	(6,538)	7,084
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	2.3 years	64,517	(43,423)	21,094
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	2.4 years	18,087	(13,387)	4,700
MBST artist contracts, profit participation rights and other intangible assets	1.9 years	4,270	(3,306)	964

		$129,396	$(75,952)	$53,444

The gross carrying amount of intangible assets of $129.4 million as of December 31, 2009 in the table above differs from the amount of $117.7 million as of December 31, 2008 in the table below due to foreign currency movements of $6.8 million and intangible assets of

$4.9 million recorded related to the acquisition of a 51% interest in Storm, a U.K.-based modeling agency, in exchange for $4.3 million in cash paid at closing, which is net of cash acquired of $0.9 million. The Company consolidated the results of operations of Storm since the date of acquisition (August 6, 2009) in the 19 Entertainment operating segment.

Definite lived intangible assets as of December 31, 2008 consist of (in thousands):

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

Amortization expense for definite lived intangible assets was $15.0 million, $17.9 million, and $19.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (in thousands):

Years Ending December 31,

2010	$14,900
2011	13,600
2012	5,700
2013	3,100
2014	3,000

Goodwill as of December 31, 2009 consists of (in thousands):

	Balance at		Balance at
	December 31,		December 31,
	2008	Adjustments	2009

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	80,907	8,102	89,009
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$108,771	$8,102	$116,873

The balance of goodwill at the beginning of the period reflects the cumulative goodwill impairment of $11.3 million recorded as of December 31, 2008. The increase in goodwill from December 31, 2008 to December 31, 2009 reflects foreign currency movements of $8.1 million and goodwill of $1.4 million recorded related to the acquisition of the 51% interest in Storm, offset by the impairment charge of $1.4 million for Storm. Total cumulative goodwill impairment as of December 31, 2009 is $12.7 million.

10.	Debt

At December 31, 2009, the Company had $1.1 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in equal annual installments of principal and interest of $550,000 each, with the final installment of principal and interest due and payable on February 7, 2012. On July 13, 2009, the Company prepaid $300,000 of a principal payment otherwise due in February 2012 under this note.

The Company is party to a revolving credit agreement (the “Credit Facility”) with various lenders. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in October 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2009, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein.

In March 2010, the Company entered into an amendment to its Credit Facility. As a result of the amendment: (i) the maximum size of the Credit Facility was reduced to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the

Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility.

A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility is payable monthly in arrears. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at December 31, 2009 bears interest at the Eurodollar rate resulting in an effective annual interest rate at December 31, 2009 of 1.79% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial loan covenants as of December 31, 2009.

The fair value of the Company’s debt has been calculated using a present value model and an observable market rate at $94.1 million as of December 31, 2009, reflecting to the favorable interest rates on the Company’s debt instruments.

The scheduled repayments of debt outstanding as of December 31, 2009, are as follows:

Years Ending December 31,	(In thousands)

2010	$482
2011	100,515
2012	132
2013	—
2014	—
Thereafter	—

$101,129

11.	Stockholders’ Equity

Changes in stockholders’ equity attributable to CKX, Inc. and non-controlling interests for the year ended December 31, 2009 and 2008 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	24,586	1,782	26,368
Distributions/distributions payable to noncontrolling interest shareholders	—	(2,600)	(2,600)
Series B preferred dividends	(1,824)	—	(1,824)
Other comprehensive income	16,277	—	16,277
Purchase of 51% interest in business	—	1,813	1,813
Other	2,234	(33)	2,201

Balance at December 31, 2009	$278,734	$6,241	$284,975

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2008	$289,704	$4,757	$294,461
Net income	18,951	2,257	21,208
Distributions to noncontrolling interest shareholders	—	(1,700)	(1,700)
Series B preferred dividends	(1,824)	—	(1,824)
Other comprehensive income	(64,677)	—	(64,677)
Other	(4,693)	(35)	(4,728)

Balance at December 31, 2008	$237,461	$5,279	$242,740

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

The Company has no outstanding warrants as of December 31, 2009 and 2008.

12.	Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 1,390,485 at December 31, 2009. The Company’s policy for issuing share-based awards is to utilize shares eligible under the 2005 Plan.

Restricted Stock Grants

The Company issued 200,000 restricted shares to an executive in 2008. These restricted shares were valued at $1.7 million and were subject to various vesting requirements. For the year ended December 31, 2008, the full value of the grant was charged to non-cash compensation as the grant was fully vested as performance targets were met. The Company issued 55,500 restricted shares to employees valued at $0.7 million in 2007. These shares are subject to various vesting requirements and the grants are charged to non-cash compensation expense ratably over the vesting periods, which do not exceed five years. As of December 31, 2009, 25,500 of restricted shares granted to employees with a weighted average grant date fair value of $12.06 remain unvested. As of December 31, 2008, 40,984 of restricted shares granted to employees with a weighted average grant date fair value of $12.19 were unvested. A cumulative total of 8,900 restricted shares have been forfeited as of December 31, 2009 and therefore will not vest, of which 1,800 with a weighted average grant date fair value of $12.03 were forfeited during 2009. No restricted shares were issued or expired in 2009.

Stock Option Grants

The Company granted 1,412,000, 223,500 and 124,500 stock options to employees in 2009, 2008 and 2007, respectively. These options vest 20% on each anniversary from the dates of grant. All stock options expire 10 years from the date of grant and were granted with an exercise price equal to the market price on the date of grant.

Compensation expense for stock option grants is being recognized ratably over the vesting period, assuming a weighted average of 85% of the options granted in 2009 will ultimately vest.

The following assumptions were used in valuing stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Risk-free average interest rate	2.4%	3.1%	4.5%
Volatility	44.8%	37.0%	39.0%
Expected life (years)	6.5	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$1.99	$3.54	$5.71

The Company estimated forfeitures based on management’s experience. Due to the Company’s short operating history, the expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry. Also due to the Company’s short operating history, the Company estimates the expected life of each option granted by taking the average of the minimum and maximum life for each vesting tranche. The Company calculated a risk-free rate based upon the rates on five and ten year treasury notes at the dates of grant.

A summary of the status of the Company’s stock options as of December 31, 2009 and 2008 and changes during the years then ended are presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance outstanding at beginning of year	712,100	$11.42	515,000	$12.75	440,000	$12.97
Granted	1,412,000	$4.19	223,500	$8.28	124,500	$12.02
Exercised	(1,500)	$4.19	—	—	—	—
Forfeited	(50,350)	$10.59	(26,400)	$10.92	(49,500)	$12.85

Balance outstanding at end of year	2,072,250	$6.52	712,100	$11.42	515,000	$12.75

Balance exercisable at end of year	257,665	$11.89

Balance expected to vest in future years	1,522,785	$5.60

Total compensation cost not yet recognized for stock options as of December 31, 2009 is $3.0 million and the weighted average future period for recognizing this cost is 3.5 years. The weighted average remaining life of outstanding stock options is 8.4 years which approximates the weighted average remaining contractual term. Total compensation cost not yet recognized for all restricted stock grants as of December 31, 2009 is $0.4 million and the weighted average remaining vesting period is 1.6 years.

Compensation expense for all stock plan awards to employees for the years ended December 31, 2009, 2008 and 2007 were $1.3 million, $2.5 million and $1.2 million, respectively. The Company issued 59,076, 38,628 and 28,293 shares to independent directors as compensation in the years ended December 31, 2009, 2008, and 2007, respectively. Related compensation expense for stock issuances to independent directors in the years ended December 31, 2009, 2008 and 2007 were $0.3 million, $0.3 million and $0.4 million.

13.	Income Taxes

Domestic and foreign income (loss) from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007

Domestic operations	$(7,039)	$(4,785)	$(394)
Foreign operations	48,189	37,902	41,387

Income before income taxes and equity in earnings of affiliates	$41,150	$33,117	$40,993

The provision for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007

Current provision (benefit)
Federal	$423	$9,369	$3,448
Foreign	9,636	17,509	15,134
State	1,276	3,475	2,652

	11,335	30,353	21,234
Deferred provision (benefit)
Federal	6,584	(10,226)	2,474
Foreign	(3,376)	(3,951)	(4,253)
State	815	(1,746)	(23)

	4,023	(15,923)	(1,802)

Total income tax expense	$15,358	$14,430	$19,432

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% in 2009, 2008 and 2007. The differences are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007

Income tax expense at statutory federal rate	$14,402	$11,591	$14,346
Effect of state and local income taxes	1,360	1,124	1,350
Foreign earnings	(1,336)	(1,226)	932
Income taxed directly to noncontrolling interests	(414)	(314)	(558)
Transaction related costs	(794)	(792)	1,586
MBST impairment charge	—	2,773	—
Storm impairment charge	884	—	—
Other permanently non-deductible related items	1,256	1,274	1,776

Income tax expense	$15,358	$14,430	$19,432

The 2009 provision includes a $0.9 million tax expense related to the Storm impairment charge. The impairment charge is a permanent difference as the Company has no tax basis in the Storm assets written down. The 2008 provision includes a $2.8 million tax detriment related to the MBST impairment charge as the Company has no tax basis in the MBST goodwill and therefore the impairment charge is a permanent book-tax difference. The impairment charge at the Ali Business flows through deferred taxes.

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
(in thousands)	2009	2008

Deferred income tax assets:
Current
Inventory	$338	$340
Accounts receivable	903	779
Deferred revenue	—	3,822
Property and equipment	495	—
Other	1,815	—

Current deferred income tax assets	3,551	4,941

Non-current
Foreign tax credits	23,827	19,707
Unremitted earnings	—	(32)
Deferred revenue	275	723
Other	441	1,349
Less: valuation allowance	(20,569)	(15,809)

Non-current deferred income tax assets	3,974	5,938

Total deferred income tax assets, net	7,525	10,879
Deferred tax liabilities:
Intangible asset basis difference	(22,727)	(23,735)
Unremitted earnings	(108)	—
Property and equipment	—	(46)
Other	—	37

Total deferred income tax liabilities	(22,835)	(23,744)

Total deferred income tax assets (liabilities), net	$(15,310)	$(12,865)

The deferred income tax assets at December 31, 2009 and December 31, 2008 were reduced by a valuation allowance of $20.6 million and $15.8 million, respectively. The valuation allowance relates to uncertainty regarding the future realizability of tax benefits related to future foreign tax credit carryforwards. Beginning in 2009, changes to existing income tax valuation allowances and tax uncertainty accruals which resulted from acquisitions have been recorded as adjustments to income tax expense. As a result of this change, a $2.1 million decrease in the valuation allowance in 2009 was recorded as a benefit to income tax expense instead of goodwill. A valuation allowance is not needed against any of the other deferred tax assets.

The foreign tax credits will start to expire as of December 31, 2017.

Deferred income taxes of less than $0.1 million for each of the tax years ended December 31, 2009 and 2008 have been provided on the undistributed earnings of foreign affiliates accounted for under the equity method, because the Company does not plan to permanently reinvest those earnings.

The Company’s net tax asset is reflected in prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010. If all the uncertain tax positions were settled with the taxing authorities there would be less than a 6% effect on the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefit is as follows:

(in thousands)	2009	2008	2007

Balance at January 1	$193	$193	$—
Increases/(decreases) related to prior period positions	1,624	—	120
Increases/(decreases) related to current period positions	—	—	73
Decreases due to settlements with taxing authorities	—	—	—
Decreases due to lapse of statute of limitations	—	—	—

Balance at December 31	$1,817	$193	$193

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of December 31, 2009, the Company had approximately $0.6 million accrued for interest and penalties. For the year ended December 31, 2009, the Company accrued interest and penalties of approximately $0.1 million.

Open tax years related to federal, state and local filings are for the years ended December 31, 2006, 2007, 2008 and 2009. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2006. Two foreign tax jurisdictions have commenced audits of the business activities of 19 Entertainment Limited and Elvis Presley Enterprises in their respective countries. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. which resulted in no material liability. New York State completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 which resulted in no material liability.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

14.	Segment Information

The Company has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. In 2009, the Company began to report MBST in the 19 Entertainment segment due to a change in management structure; prior to 2009, MBST was reported as part of Corporate and Other for segment purposes. All amounts reflected for 2008 and 2007 have been recasted to conform to the 2009 presentation. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements. The results of FXRE are reflected as part of discontinued operations, along with the Company’s 2% share of the net losses under the cost method of accounting of FXRE from September 27, 2007 through December 31, 2007 (see note 5).

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

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
Segment Information	Licensing	Operations	Entertainment (1)(2)	Business (2)	Other (1)	Total
	(Amounts in thousands)

Year ended December 31, 2009:
Revenue	$24,473	$36,124	$263,523	$4,233	$—	$328,353

Operating income (loss)	$16,771	$4,896	$46,456	$1,031	$(24,977)	$44,177

Depreciation and amortization	$2,582	$2,369	$13,792	$47	$451	$19,241

OIBDAN	$19,395	$7,362	$63,288	$1,083	$(23,621)	$67,507

Year ended December 31, 2008:
Revenue	$18,186	$36,713	$229,201	$4,028	$—	$288,128

Operating income (loss)	$7,870	$3,875	$66,668	$(26,805)	$(14,668)	$36,940

Depreciation and amortization	$2,582	$2,251	$16,165	$59	$104	$21,161

OIBDAN	$10,491	$6,205	$92,799	$1,008	$(13,787)	$96,716

Year ended December 31, 2007:
Revenue	$21,883	$40,879	$197,864	$6,151	$—	$266,777

Operating income (loss)	$9,364	$5,019	$49,174	$2,718	$(23,517)	$42,758

Depreciation and amortization	$2,582	$2,089	$17,727	$51	$102	$22,551

OIBDAN	$11,981	$7,172	$67,190	$2,784	$(22,493)	$66,634

(1)	The operating losses in 2009, 2008 and 2007 include $0.7, $(5.8) million and $5.3 million, respectively, of merger and distribution-related costs (recoveries), net. The operating losses in 2009 and 2008 include $2.6 and $2.3 million of acquisition-related costs. The operating losses in 2009, 2008 and 2007 include $4.1 million, $(15.9) million and $0.3 million of foreign exchange (gains) and losses resulting from the strength of the U.S. dollar compared to the U.K. pound sterling.

(2)	The 2009 operating income for the 19 Entertainment segment includes $2.5 million of goodwill and other asset impairment charges. The 2008 operating income (losses) for the Ali Business and 19 Entertainment segments include $27.8 million and $7.9 million, respectively, of goodwill and intangible asset impairment charges.

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
	Licensing	Operations	Entertainment	Business	Other	Total
	(Amounts in thousands)

Asset Information:
Segment assets at December 31, 2009	$98,662	$73,379	$211,911	$31,262	$84,468	$499,682

Segment assets at December 31, 2008	$84,437	$74,359	$153,083	$31,362	$132,820	$476,061

Investment in affiliates at December 31, 2009	$21,470	$—	$1,699	$—	$—	$23,169

Investment in affiliates at December 31, 2008	$3,113	$—	$1,047	$—	$—	$4,160

Purchase of property and equipment for year ended December 31, 2009	$1,915	$—	$2,430	$—	$2,717	$7,062

Purchase of property and equipment for year ended December 31, 2008	$—	$4,562	$3,223	$4	$49	$7,838

Purchase of property and equipment for year ended December 31, 2007	$—	$9,776	$1,537	$5	$36	$11,354

Below is a reconciliation of the Company’s OIBDAN to net income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Amounts in thousands)	2009	2008	2007

OIBDAN	$67,507	$96,716	$66,634
Impairment charges	(2,526)	(35,661)	—
Depreciation and amortization	(19,241)	(21,161)	(22,551)
Non-cash compensation	(1,563)	(2,954)	(1,325)
Interest income	308	1,778	1,644
Interest expense	(3,335)	(5,601)	(5,590)
Equity in earnings of affiliates	576	2,521	1,566
Other income (expense)	—	—	2,181
Income tax expense	(15,358)	(14,430)	(19,432)
Loss from discontinued operations	—	—	(8,430)

Net income	$26,368	$21,208	$14,697

Based upon the location of customers, the Company had revenue from international markets totaling $51.6 million for the year ended December 31, 2009, of which $4.9 million was attributable to the Royalties and Licensing segment, and $46.7 million was attributable to the 19 Entertainment segment. For the year ended December 31, 2008, the Company had revenue from international markets totaling $48.2 million, of which $4.8 million was attributable to the Royalties and Licensing segment, and $43.4 million was attributable to the 19 Entertainment segment. For the year ended December 31, 2007, the Company had revenue from international markets totaling $31.7 million, of which $3.6 million was attributable to the Royalties and Licensing segment and $28.1 million was attributable to the 19 Entertainment segment.

International revenue from the United Kingdom was $13.7 million in 2009. Assets based in the United Kingdom are $166.4 million. In 2009, the Company had revenue from one customer that represented greater than 10% of the Company’s total revenue. This customer accounted for $120.4 million of the 19 Entertainment segment’s total revenue.

15.	Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $4.5 million, $4.3 million and $3.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Minimum rental commitments under noncancelable operating leases are as follows:

(In thousands)

Year Ending December 31,
2010	$4,172
2011	3,512
2012	3,378
2013	2,355
2014	1,633
Thereafter	2,004

$17,054

The Company is required to make guaranteed minimum distributions to The Promenade Trust of at least $1.2 million annually for as long as The Promenade Trust continues to own 15% in the Presley Business. The Company is required to make guaranteed minimum distributions to The Muhammad Ali Family Trust of at least $0.5 million annually for as long as The Muhammad Ali Family Trust continues to own 20% in the Ali Business. These distributions are a component of noncontrolling interests on the consolidated balance sheets.

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts as of December 31, 2009 are as follows:

(In thousands)

Year Ending December 31,
2010	$4,088
2011	1,462
2012	560
2013	560
2014	560
Thereafter	47

$7,277

Elvis Cirque du Soleil Show

Together with Cirque du Soleil and MGM MIRAGE, the Company recently announced the opening of Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada., held its gala opening on February 19, 2010 and opened to the public the following day. The show was developed and is operate in a partnership jointly owned by Cirque du Soleil and the Company and has been determined by the Company to be a variable interest entity. The Company is not the primary beneficiary of the partnership and does not control its main operating functions and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. The Company expects its portion of the investment to be approximately $26 million. The Company incurred expenditures for the development of the show of $3.1 million in 2008 and $18.4 million in 2009. The Company expects to fund the remaining $4.5 million in early 2010. The amount incurred as of December 31, 2009 of $21.5 million is recorded within other assets on the accompanying consolidated balance sheets as of December 31, 2009.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties, if any, will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company paid $25.2 million to Mr. Seacrest in 2009, which will be expensed in future periods. Of the total amount paid to date of $25.2 million as of December 31, 2009, $15.0 million is recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheet, representing the amount to be expensed in 2010, with the balance of $10.2 million recorded in other assets, representing the amount to be expensed in periods after 2010.

MBST

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

On December 14, 2007 and February 1, 2008, two shareholder derivative actions were instituted, and later consolidated (the “Action”), against the Company, its directors, 19X and 19X Acquisition Corp. in connection with the proposed merger described in note 4 above. The Action challenged the Board’s approval of the Merger, alleging among other things, that the proposed transaction favored Mr. Sillerman over CKX’s public stockholders.

On May 27, 2008, the parties to the litigation agreed to settle the Action on terms that were subsequently reflected in an amendment to the Merger Agreement. The terms of the settlement included, among others: (i) that holders of not less than 73% of CKX’s outstanding capital stock entitled to vote on the Merger had to vote in favor of the transaction in order for it to be consummated, rather than 50%, as provided in the original Merger Agreement; (ii) that under any circumstance in which 19X had to pay CKX a termination fee, that fee would be increased to $37.5 million from $37 million; (iii) that not less than $500,000 of the termination fee had to be paid in cash (whereas the original Merger Agreement had no cash requirement); and (iv) the stock, if any, used to pay the balance of the termination fee would be valued at $11.08 per share rather than $12 per share, as provided in the original Merger Agreement.

The Merger was thereafter terminated and, on November 21, 2008, Mr. Sillerman, (on behalf of 19X) paid the $37.5 million termination fee by delivering 3,339,350 shares of CKX stock and $500,000 in cash to CKX. The $500,000 in cash and 256,016 of those shares were paid pursuant to the settlement agreement terms described above.

On July 31, 2009, the parties to the Action entered into a stipulation agreeing that the claims asserted in the litigation had become moot. In that connection, CKX has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $0.7 million. On September 30, 2009, the Court entered a final order dismissing the Action with prejudice as to plaintiffs and their counsel. In the three months ended December 31, 2009, the Company paid the settlement amount of $0.7 million.

16.	Related Party Transactions

Please see Note 2, Exercise of Amended Call Option.

Please see Note 4, Terminated Merger Agreement.

Please see Note 5, Transactions Involving FX Real Estate and Entertainment Inc.

Please see Note 19 for a description of the transactions with Simon Fuller.

On July 13, 2009, the Company prepaid a $300,000 principal payment due in February 2012 under the Company’s subordinated promissory note that was issued in connection with the acquisition of the Presley Business.

On December 8, 2009, the Company made a loan in the amount of $455,115 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the February 8, 2010 quarterly dividend on the preferred stock.

The Company subleases from a third party 16,810 square feet, comprising the entire 16th and a portion of the 15th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. The remainder of the 15th floor at 650 Madison Avenue was subleased from the same sublessor by Flag Anguilla Management (“Flag Anguilla”), a company in which Robert F.X. Sillerman is the majority shareholder. Both the CKX and Flag Anguilla subleases had cross default provisions, so that a default by Flag Anguilla under its sublease could have resulted in the sublessor calling a default under the CKX sublease, thereby forcing CKX to vacate its office space. For administrative convenience and to protect CKX from any cross default risk, CKX has historically paid the rent for the full space directly to the sublessor, and Flag Anguilla has then immediately reimbursed CKX for its portion of the monthly rent ($42,000). Starting with October 2008, Flag Anguilla stopped reimbursing CKX for its portion of the monthly rent. In order to avoid a potential cross default as referenced above, CKX elected to continue to make payment on the full space and seek payment after the fact from Flag Anguilla. Through January 31, 2009, CKX had made unreimbursed rental and related payments (including landlord real estate taxes and operating expenses) for the benefit of Flag Anguilla in the amount of $212,626. All amounts paid by the Company on behalf of Flag Anguilla were reimbursed to the Company in March 2009.

Upon payment of the outstanding amounts referenced above, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FXRE, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX and vacated the space, and (ii) CKX sublicensed a portion of such space to each of Flag Anguilla, Flag Luxury Properties and FXRE. The terms of the agreements run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and FXRE pay its pro rata share of the rent for the space it occupies to CKX, with such payments made on the first day of every month during the term. Each agreement is terminable at the option of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period. As of December 31, 2009 and through March 2010, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments,

On May 1, 2009, the Company made a payment of $100,000 in the form of a convertible promissory note to a venture-stage music-oriented technology company that is affiliated with a former director of the Company. The Company expensed the full amount of this payment as and when the funds were used. On August 31, 2009, the Company entered into a letter of intent with this same company setting forth terms for a proposed technology license and development services agreement. Upon execution of the letter of intent, the Company paid $100,000 as an advance license fee, with an additional $50,000 advance license fee paid on October 13, 2009. The Company paid an additional $750,000 in November 2009 upon execution and delivery of a long form development service agreement. As with the initial May payment, these amounts have been recorded as development expense.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum due monthly, which has been paid currently through December 31, 2009. Principal payments are due in each February during the years 2009 through 2012 based on a rate of 50% of the vendor’s cash flow, as defined. All amounts outstanding under the loan come due in August 2012. No principal payments were due or have been made through February 2010 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at December 31, 2009. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.5 million, $0.5 million and $0.2 million were expensed under the agreement in the years ended December 31, 2009, 2008 and 2007, respectively. The consulting agreement may be terminated by either party upon sixty days notice.

17.	Retirement Plan

The Company has a defined contribution plan covering U.S. employees who have met eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of what an employee contributes to the plan. The Company’s matching contribution for the years ended December 31, 2009, 2008 and 2007 was $0.5 million.

18.	Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

As a result of the seasonality of the Company’s businesses, including the timing of the airing of its principal television properties, and impairment charges recorded in the fourth quarter of 2008, the Company has historically generated lower revenue, a loss from operations and a net loss in its fourth quarter.. In the fourth quarter of 2009, the broadcast of an additional season of So You Think You Can Dance partially offset the seasonal factors noted above. All amounts for all periods shown are in thousands, except share information.

For The Year Ended	First	Second	Third	Fourth
December 31, 2009	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$81,506	$79,533	$87,395	$79,919	$328,353
Depreciation and amortization	4,438	4,560	5,033	5,210	19,241
Impairment charges	—	—	—	2,526	2,526
Other operating (income) expense	128	5,712	(1,697)	(64)	4,079
Operating income (loss)	23,576	11,192	11,006	(1,597)	44,177
Income tax expense (benefit)	9,294	5,035	(1,781)	2,810	15,358
Equity in earnings of affiliates	62	(321)	97	738	576
Net income (loss)	13,397	5,030	12,240	(4,299)	26,368
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to CKX, Inc.	12,941	4,574	11,784	(4,755)	24,544
Less: Net income attributable to noncontrolling interests	(878)	(566)	(591)	253	(1,782)
Net income attributable to CKX, Inc.	12,063	4,008	11,193	(4,502)	22,762
Basic income (loss) per common share	$0.13	$0.05	$0.12	$(0.05)	$0.24
Diluted income (loss) per common share	$0.13	$0.05	$0.12	$(0.05)	$0.24
Weighted average basic common shares outstanding	93,798,843	93,702,530	97,054,680	92,860,927	93,298,778
Weighted average diluted common shares outstanding	93,954,400	93,702,531	97,060,937	92,926,738	93,337,683

For The Year Ended	First	Second	Third	Fourth
December 31, 2008	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$65,237	$88,510	$96,977	$37,404	$288,128
Depreciation and amortization	5,632	5,457	5,322	4,750	21,161
Impairment charges	—	—	—	35,661	35,661
Other operating (income) expense	(217)	58	(5,631)	(10,120)	(15,910)
Operating income (loss)	20,059	25,233	22,708	(31,060)	36,940
Income tax expense (benefit)	8,365	11,515	12,152	(17,602)	14,430
Equity in earnings of affiliates	1,212	445	299	565	2,521
Net income (loss)	12,067	13,066	9,832	(13,757)	21,208
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to CKX, Inc.	11,611	12,610	9,376	(14,213)	19,384
Less: Net income attributable to noncontrolling interests	(397)	(678)	(688)	(494)	(2,257)
Net income attributable to CKX, Inc.	11,214	11,932	8,688	(14,707)	17,127
Basic income (loss) per common share	$0.12	$0.12	$0.09	$(0.15)	$0.18
Diluted income (loss) per common share	$0.12	$0.12	$0.09	$(0.15)	$0.18
Weighted average basic common shares outstanding	97,080,778	97,045,279	97,054,680	95,579,940	96,674,706
Weighted average diluted common shares outstanding	97,083,350	97,090,538	97,060,937	95,579,940	96,684,377

19.	Subsequent Events

The Company evaluated subsequent events through March 15, 2010.

Transaction with Simon Fuller

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. The Company elected not to exercise the option to invest in XIX Entertainment prior to its expiration on March 15, 2010. Pursuant to the Consultancy Agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the net profits of each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the 10% fee and it is estimated that Mr. Fuller may receive a total of between $8.0 million and $10.0 million for 2010, inclusive of the advance, pursuant to the Consultancy Agreement. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the 10% fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the 10% fee payable to Mr. Fuller. In addition to the aforementioned payment, Mr. Fuller will receive £1.5 million ($2.4 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX through July 13, 2010.

The Company will incur approximately $4.3 million in separation and consulting costs to Mr. Fuller over the first two quarters of 2010, which includes the £1.5 million ($2.4 million) consulting fee referenced above. The Company also paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option and the payment will therefore be expensed in the first quarter of 2010.

In addition to the costs described above, 19 Entertainment recognized a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of assets of Storm as a result of Simon Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm, a U.K.-based modeling agency in the third quarter of 2009, with the expectation that Mr. Fuller would be a key contributor to its growth and operations.

Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment.

In connection with this transaction, management has initiated a thorough review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result of the decision to concentrate primarily on these three brands, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will either be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. The Company expects to incur cash and non-cash charges in 2010 as a result of this process. The amount of such charges will depend on a number of factors including the final determination of which businesses the Company will exit, the amount, if any, of sales proceeds generated or liabilities assumed as part of the sale or transfer of businesses and the ultimate scope of the reductions in selling, general and administrative expenses.

Change in Functional Currency

As noted above, Simon Fuller, the CEO and founder of 19 Entertainment, separated from the Company. This departure represents a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management has reassessed the functional currency of the 19 Entertainment operating segment. The Company has concluded that it would be appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. pound sterling to U.S. dollars. The Company will effect this change as of January 1, 2010.

The impact of this change is that the 19 Entertainment operating segment will be measured in U.S. dollars effective January 1, 2010. Historically, 19 Entertainment has generated foreign currency gains and losses as transactions denominated in U.S. dollars were re-measured into U.K. pound sterling at the balance sheet date. As a result of the change, 19 Entertainment’s operating results are expected to have less foreign currency-related volatility beginning in 2010.

Amendment to Credit Facility

In March 2010, the Company entered into an amendment to its Credit Facility. As a result of the amendment: (i) the maximum size of the Credit Facility was reduced to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company disclosed elsewhere herein (see Note 10, Debt), there are no additional borrowings available under the Credit Facility.

Prior to the aforementioned amendment, it was an event of default under the Credit Facility if Mr. Sillerman’s stock ownership fell below a certain percentage. As has been publicly disclosed, Mr. Sillerman has previously pledged approximately 80% of his CKX stock to secure a personal loan from a financial institution. In addition, the Board of Directors is aware, as it is a matter of public record, that

Mr. Sillerman has been involved in litigations concerning certain troubled real estate investments which litigations have, in certain instances, resulted in presently outstanding judgments against Mr. Sillerman. Based on the aforementioned information, the Company’s Board of Directors determined that it was in the best interest of the Company to seek a modification of the Credit Facility removing the requirement that Mr. Sillerman maintain a minimum equity ownership in the Company. By seeking and obtaining the amendment described above, the Company has eliminated the possibility of a default under the Credit Facility should Mr. Sillerman’s personal CKX stock ownership be reduced for any reason. The Company has no involvement with respect to any of Mr. Sillerman’s real estate ventures and is not a party to any of these litigations. Additionally, the Board of Directors has no access to information with respect to such litigations other than that information which is publicly available concerning these situations and information it received in connection with its review of Mr. Sillerman’s pledge agreement.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

3. Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was effective as of December 31, 2009.

4. There has not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on the Company’s internal control over financial reporting as of December 31, 2009. This report is located on page 53 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

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

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders with the SEC within 120 days after December 31, 2009, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements

See Table of Contents to Consolidated Financial Statements at page 51.

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

Financial Statement Schedule

SCHEDULE II

CKX, Inc.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged	Additions Charged
	Beginning of	(Credited) to Costs	(Credited) to		Balance at
Description	Period	and Expenses	Other Accounts	Deductions	End of Period

2009
Accounts receivable
Allowance for doubtful accounts	$803	$259	$—	$(320)	$742
Inventory allowance for obsolescence	649	101	—	(89)	661
Deferred taxes valuation allowance	15,809	2,251	2,509	—	20,569
2008
Accounts receivable
Allowance for doubtful accounts	$832	$814	$—	$(843)	$803
Inventory allowance for obsolescence	627	114	—	(92)	649
Deferred taxes valuation allowance	23,116	—	(7,307)	—	15,809
2007
Accounts receivable
Allowance for doubtful accounts	$457	$588	$—	$(213)	$832
Inventory allowance for obsolescence	636	32	—	(41)	627
Deferred taxes valuation allowance	28,583	(479)	(4,988)	—	23,116

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed June 1, 2007, and incorporated herein by reference) (Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Merger Agreement to the SEC upon request.)
2.2	Amendment No. 1, dated as of August 1, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007, by and among 19X, Inc., 19X Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed August 1, 2007, and incorporated herein by reference.)
2.3	Amendment No. 2, dated as of September 27, 2007, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.4	Amendment No. 3, dated as of January 23, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of September 27, 2007 and August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed January 24, 2008, and incorporated herein by reference.)
2.5	Amendment No. 4, dated as of May 27, 2008, to the Agreement and Plan of Merger, dated as of June 1, 2007 and amended as of January 23, 2008, September 27, 2007 and August 1, 2007, by and among 19X, Inc., 19 Acquisition Corp. and CKX, Inc. (Previously filed as Exhibit 2.1 to the Form 8-K filed May 29, 2008, and incorporated herein by reference.)
2.6	Management Cooperation Agreement, dated as of June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I thereto (Previously filed as Exhibit 2.2 to the Form 8-K filed June 1, 2007, and incorporated herein by reference.)
2.7	Amendment, dated July 18, 2007, to the Management Cooperation Agreement, dated June 1, 2007, by and among CKX, Inc. and each of the stockholders set forth on Schedule I to the Management Cooperation Agreement (Previously filed as Exhibit 2.3 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.)
2.8	Amendment No. 2, dated as of September 27, 2007, to the Management Cooperation Agreement dated as of June 1, 2007 and amended as of July 18, 2007 (Previously filed as Exhibit 2.2 to the form 8-K filed September 28, 2007, and incorporated herein by reference.)
2.9	Amendment No. 3, dated as of May 27, 2008, to the Management Cooperation Agreement dated as of June 1, 2007 and amended as of July 18, 2007 and September 27, 2007 (Previously filed as Exhibit 2.2 to the Form 8-K filed May 29, 2007, and incorporated herein by reference.)
3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference).
4.1	Registration Rights Agreement, dated February 7, 2005 between the Company and The Huff Alternative Fund, L.P. and the Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated February 7, 2005 between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.3	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
4.4	Form of Promissory Term Note made on December 15, 2008, payable to Priscilla Presley (Previously filed as Exhibit 4.5 to the Form 10-K filed March 10, 2009, and incorporated herein by reference).

Exhibit No.	Description

4.5	Letter Agreement, dated June 6, 2005 among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
4.6	Form of Promissory Term Note made on July 13, 2009, payable to Priscilla Presley (Previously filed as Exhibit 4.1 to the Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).
10.1	Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.2	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2005 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.3	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2005 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.4	Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2005 among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.21 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.5	Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated as of April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.6	Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.7	Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.8	Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated as of May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.9	Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.10	Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.1 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.11	Amended and Restated Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.2 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement between the Company and Howard J. Tytel (Previously filed as Exhibit 10.3 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement between the Company and Thomas P. Benson (Previously filed as Exhibit 10;4 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).
10.14	Employment Agreement between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.27 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).
10.15	Director’s Service Agreement, dated March 17, 2005 between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).

Exhibit No.	Description

10.16	Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005 by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
10.17	Shareholders Agreement dated June 22, 2004 between 19 Merchandising Limited, David Beckham, Victoria Beckham and Beckham Brand Limited (Previously filed as Exhibit 10.28 to Amendment No. 1 to Form S-1/A (Registration Statement No. 333-123995) filed May 19, 2005, and incorporated herein by reference).
10.18	Revolving Credit Facility Commitment Letter, dated June 2, 2005, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2005, and incorporated herein by reference.
10.19	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2005 (Previously filed as Exhibit 10.31 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.20	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement (Previously filed as Exhibit 10.32 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.21	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series (Previously filed as Exhibit 10.33 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.22	Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.23	First Amendment and Waiver dated as of February 20, 2007 to the Credit Agreement, dated as of May 24, 2006 (Previously filed as Exhibit 10.3 to the form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.).
10.24	Second Amendment dated as of June 1, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007 (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarterly period September 30, 2007 and incorporated herein by reference.)
10.25	Third Amendment dated as of September 27, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007 and June 1, 2007. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.)
10.26	Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, and Yolanda E. Ali as trustee of the Yolanda E. Ali Family Trust, dated October 22, 2002 (Previously filed at Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.27	License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).
10.28	Amendment No. 1, dated November 16, 2007, to the License Agreement between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.29 to the Form 10-K filed March 4, 2008, and incorporated herein by reference.)
10.29	License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference).
10.30	Amendment No. 1, dated November 16, 2007, to the License Agreement between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC, dated as of June 1, 2007 (Previously filed as Exhibit 10.31 to the Form 10-K filed March 4, 2008, and incorporated herein by reference.)

Exhibit No.	Description

10.31	Termination, Settlement and Release Agreement, dated March 9, 2009, by and among FX Luxury, LLC, FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises LLC (Previously filed as Exhibit 10.32 to the Form 10-K filed March 10, 2009, and incorporated herein by reference).
10.32	Letter Agreement, dated July 7, 2009, by and between CKX,Inc. and Ryan Seacrest Enterprises, Inc. (Previously filed as Exhibit 10.1 to the Form 8-K filed July 13, 2009, and incorporated herein by reference).
10.33	Letter Agreement, dated July 7, 2009, by and between CKX, Inc. and The Ryan Seacrest Revocable Trust UDT dated June 13, 2003 (Previously filed as Exhibit 10.1 to the Form 8-K filed July 13, 2009, and incorporated herein by reference).
10.34	Consultancy Deed, dated January 13, 2010, by and between 19 Entertainment Limited and Simon R. Fuller (Previously filed as Exhibit 10.1 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).
10.35	Option Agreement, dated January 13, 2010, by and between CKX, Inc., Simon R. Fuller, and XIX Entertainment Limited (Previously filed as Exhibit 10.2 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).
10.36	Compromise Agreement, dated January 13, 2010, by and between CKX, Inc., 19 Entertainment Limited, and Simon R. Fuller (Previously filed as Exhibit 10.3 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).
10.37	Service Agreement, dated as of August 31, 2006, between 19 Entertainment Limited and Robert Dodds (Previously filed as Exhibit 10.1 to the Form 8-K filed February 2, 2010, and incorporated herein by reference).
10.38	Amendment to Service Agreement, dated as of January 29, 2010, between 19 Entertainment Limited and Robert Dodds (Previously filed as Exhibit 10.2 to the Form 8-K filed February 2, 2010, and incorporated herein by reference).
10.39	Fourth Amendment dated as of March 12, 2010 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007, June 1, 2007 and September 27, 2007.
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.1	List of Subsidiaries (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board	March 15, 2010

By:	/s/ THOMAS P. BENSON Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chairman of the Board	March 15, 2010

By:	/s/ HOWARD J. TYTEL Howard J. Tytel, Director	March 15, 2010

By:	/s/ EDWIN M. BANKS Edwin M. Banks, Director	March 15, 2010

By:	/s/ EDWARD BLEIER Edward Bleier, Director	March 15, 2010

By:	/s/ BRYAN BLOOM Bryan Bloom, Director	March 15, 2010

By:	/s/ JERRY L. COHEN Jerry L. Cohen, Director	March 15, 2010

By:	/s/ CARL D. HARNICK Carl D. Harnick, Director	March 15, 2010

By:	/s/ JACK LANGER Jack Langer, Director	March 15, 2010

By:	/s/ PRISCILLA PRESLEY Priscilla Presley, Director	March 15, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer