Form 10-K/A
period 2009-12-31
CKX, Inc.
filed 2010-04-30
CIK 793044

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the closing price of such stock on The NASDAQ Global Market on such date, was $412,192,673.

As of April 28, 2010, there were 93,064,744 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CKX, Inc.

EXPLANATORY NOTE

CKX, Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Report”), solely to amend and restate Item 5 of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

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

Market Information

Our common stock, par value $.01 per share (the “Common Stock”) is listed on The NASDAQ Global Market® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2009 and 2008 were as follows:

	2009
	High	Low

The NASDAQ Global Market®
Quarters Ended	$7.32	$5.26
December 31, 2009	$7.41	$5.87
September 30, 2009	$8.05	$4.10
June 30, 2009	$4.82	$3.12
March 31, 2009

	2008
	High	Low

Quarters Ended
December 31, 2008	$5.95	$2.49
September 30, 2008	$8.64	$5.72
June 30, 2008	$10.57	$8.30
March 31, 2008	$11.32	$8.21

From January 1, 2010 through April 28, 2010, the high closing sales price for our Common Stock was $6.30, the low closing sales price was $3.94 and the last closing sales price on April 28, 2010 was $6.07. As of April 26, 2010, there were 1,065 holders of record of our Common Stock.

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

Except for the purchase by the Company of 1,138,088 shares of its Common Stock in connection with the exercise of the Company’s call option under the amended Put and Call Option Agreement described elsewhere herein (see “Exercise of Amended Call Option” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Report), there were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2009, 2008 or 2007.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on CKX Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P SuperCap Media index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CKX Inc., The S&P 500 Index
And The S&P SuperCap Media Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
CKX Inc.	100.00	144.44	130.33	133.33	42.58	61.15
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P SuperCap Media	100.00	88.07	114.82	97.02	60.80	87.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of CKX, Inc.

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

Robert F.X. Sillerman	62	Chief Executive Officer, Chairman of the Board
Howard J. Tytel	63	Senior Executive Vice President, Director of Legal and Governmental Affairs, Director, Member of the Office of the Chairman
Thomas P. Benson	47	Executive Vice President, Chief Financial Officer, Treasurer
Robert Dodds	53	Chief Executive Officer, 19 Entertainment Limited
Edwin M. Banks	47	Director
Edward Bleier	80	Director
Bryan Bloom	51	Director
Jerry L. Cohen	76	Director
Carl D. Harnick	75	Director
Jack Langer	61	Director
Priscilla Presley	64	Director

Robert F.X. Sillerman was appointed Chief Executive Officer and Chairman of the Board of Directors effective February 7, 2005. Since January 10, 2008, Mr. Sillerman has also served as Chairman and Chief Executive Officer of FX Real Estate and Entertainment Inc. Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is the founder and served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications, in August 2000.

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

Thomas P. Benson was appointed Executive Vice President, Chief Financial Officer and Treasurer effective February 7, 2005. Mr. Benson served as Chief Financial Officer and a director of FX Real Estate and Entertainment Inc. from January 2008 until February 2009 and January 2009, respectively. Mr. Benson served as Executive Vice President and Chief Financial Officer of MJX Asset Management from November 2003 through April 2010. Mr. Benson was Chief Financial Officer at FXM, Inc. from August 2000 until February 2005. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997.

Robert Dodds was appointed Chief Executive Officer of 19 Entertainment in January 2010. Prior to being appointed as CEO of 19 Entertainment, Mr. Dodds served as the President of 19 Entertainment since August 2006 when the Company acquired his brand content firm, Freedom Media. Prior to that, Mr. Dodds served as CEO of Freedom Media, a company which he founded in 1989.

Edwin M. Banks was appointed to our board of directors on February 8, 2005. Mr. Banks is a founder of Washington Corner Capital Management, LLC, an investment management company. Mr. Banks served as the Chief Investment Officer of WRH Partners, a private investment firm, and as a Senior Portfolio Manager for W. R. Huff Asset Management Co., L.L.C., an investment management firm, from June 1988 through October 2006. Mr. Banks is currently a director of CVS Caremark, Inc. From May 2003 to June 2009, Mr. Banks served as a director of Virgin Media through 2009, where he served as the chairman of the compensation committee.

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

Bryan Bloom was elected to our board of directors on December 18, 2009. Mr. Bloom has been employed by W.R. Huff Asset Management Co., L.L.C. and its affiliates for the past fifteen years. Prior to being employed by Huff, he was a tax partner at the law firm of Shanley & Fisher, P.C. Mr. Bloom is a Trustee of the Adelphia Recovery Trust, and serves on numerous private boards. From March 2008 to April 2010, Mr. Bloom served on the board of directors of FX Real Estate and Entertainment, Inc. He had been an observer to the Board of CKX for the three years prior to being appointed a director. He has been an adjunct professor at the graduate tax program at the Fairleigh Dickenson University and authored and lectured for the American Institute of Certified Public Accountants.

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

On January 12, 2009, John D. Miller resigned as a member of the Board of Directors.

Mitchell J. Slater, a director and Chief Operating Officer of the Company since February 2005, declined to stand for re-nomination or re-election to the Company’s board of directors at the 2009 annual meeting of stockholders on December 18, 2009. Further, upon the expiration of the term of his employment agreement with the Company (February 7, 2010), Mr. Slater vacated the position of Chief Operating Officer to pursue outside business interests. Mr. Slater continues to provide consulting services to the Company.

As a result of Mr. Slater not standing for re-election, the Company’s board of directors decreased the size of the board from 11 members to 10 members effective as of December 18, 2009. Following the resignation of Simon Fuller as a director on January 13, 2010, the board of directors consists of nine members with one vacancy.

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

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, the Company believes that during 2009, all SEC filings of its directors and executive officers and persons who own more than 10% of its outstanding Common Stock were timely filed.

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

Board Committees

The following chart sets forth the current membership of each board committee and the number of meetings held during 2009. The board of directors reviews and determines the membership of the committees at least annually.

		Number of
Committee	Members	Meetings

Audit Committee*	Carl D. Harnick (Chairman) Jack Langer Jerry L. Cohen Edwin M. Banks	4
Compensation Committee**	Bryan Bloom (Chairman) Edward Bleier Edwin M. Banks	12
Nominating and Corporate Governance Committee	Jack Langer (Chairman) Edward Bleier Jerry L. Cohen	5

*	John D. Miller served as a member of the Audit Committee until his resignation from the board on January 12, 2009. The resulting vacancy on the Audit Committee was filled by Jerry L. Cohen. On January 20, 2010, the Board appointed Mr. Banks as to serve as a fourth member of the Audit Committee.

**	John D. Miller served as Chairman of the Compensation Committee until his resignation from the board on January 12, 2009. Edwin M. Banks filled the resulting vacancy. On January 20, 2010, the Board substituted Bryan Bloom for Jack Langer as a member of the Compensation Committee. At such time, Mr. Bloom replaced Mr. Banks as Chairman of the Compensation Committee.

Audit Committee

The Audit Committee is comprised of Messrs. Harnick, Langer, Cohen and Banks. Mr. Harnick is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

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

Compensation Discussion and Analysis

Compensation Committee

The Compensation Committee of the board of directors has responsibility for overseeing all aspects of the compensation program for the Chief Executive Officer and the other named executive officers of the Company who report to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the annual compensation packages, including incentive compensation programs, for the members of senior management of each of the Company’s subsidiaries and divisions. The Compensation Committee also administers the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. The Compensation Committee members are Bryan Bloom (Chairman), Edward Bleier and Edwin M. Banks, all of whom have been deemed by the board of directors to be independent within the meaning of the rules and regulations of the SEC, our Company’s Corporate Governance Guidelines, the regulations of The NASDAQ Stock Market® and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The Compensation Committee has retained an independent compensation consultant, Lyons, Benenson & Company Inc., to assist the Compensation Committee in fulfilling its responsibilities and to provide advice with respect to all matters relating to executive compensation and the compensation practices of similar companies. The consultant is engaged by, and reports directly to, the Compensation Committee and does not perform other non-executive compensation consulting services for the Company. Harvey Benenson generally attends all meetings of the Compensation Committee on behalf of Lyons, Benenson & Company Inc. The Compensation Committee also regularly consults with the Company’s in-house legal department and outside counsel and has authority under its charter to retain independent outside counsel if it deems necessary.

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

The specific objectives of the compensation program are to:

•	Ensure that the interests of the Company’s executives are aligned with those of its stockholders;

•	Offer a total compensation program that is competitive with the compensation offered by the companies with which the Company competes for executive talent;

•	Provide incentive to achieve financial goals and objectives, both in terms of financial performance and stockholder value; and

•	Provide opportunity for reward that fosters executive retention.

Components of Compensation for Named Executive Officers

The Compensation Committee’s process of reviewing the executive compensation program and setting compensation levels for the Company’s Named Executive Officers (NEOs) involves several components. During the first quarter of each year, the Compensation Committee reviews each NEO’s total compensation. The Compensation Committee members also meet regularly with the NEOs at various times during the year, both formally within Board meetings and informally outside of Board meetings, which allows the Compensation Committee members to assess directly each NEO’s performance. The Compensation Committee also solicits input from all non-employee Directors as to the Chairman and Chief Executive Officer’s performance during the year. These inputs are used in considering the compensation for the Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer annually presents his evaluation of each NEO to the Compensation Committee, which includes a review of each officer’s contributions and performance over the past year, as well as their strengths, weaknesses and potential. The Compensation Committee also solicits input on the NEOs from other committees of the Company’s board of directors, which input is used in considering each NEO’s contribution and performance over the past year. The Chairman and Chief Executive Officer also presents compensation recommendations for the Compensation Committee’s consideration. Following the Chairman and Chief Executive Officer’s presentation and a review of data on competitive pay practices, the Compensation Committee makes its own assessments and formulates compensation decisions on each element of compensation for each of the NEOs.

The key elements of annual executive compensation are base salary, annual performance-based incentive awards and long-term incentive awards. In considering appropriate levels of annual and long-term incentive compensation, the Company takes into account the extent to which existing incentives, including each executive’s existing stock ownership in the Company and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue the Company’s success. The Compensation Committee also reviews and analyzes the compensation of key executive officers in other communications and entertainment companies and may be guided in its decision making by the results of such analyses. The companies comprising this “peer” group for 2009 were: 4kids Entertainment, Inc.; Cablevision Systems Corporation; DreamWorks Animation SKG, Inc.; Gaiam, Inc.; Lions Gate Entertainment Corp.; Live Nation, Inc.; Marvel Entertainment, Inc.; Sirius XM Radio, Inc.; and World Wrestling Entertainment, Inc. The Compensation Committee used this group to consider the form and structure of compensation elements among communications and entertainment companies having some characteristics in common with CKX.

Base Salary

The Company believes that entering into employment agreements with its most senior executives helps ensure that the Company’s core group of managers will be available to the Company and its stockholders on a long-term basis. As such, the base salaries of the Chief Executive Officer and the other named executive officers were first set when the executives entered into their respective employment agreements with the Company. In determining the contractual amounts in those employment agreements, the Compensation Committee considered the nature and responsibility of each of their respective positions, the incentives provided by already held equity positions in the Company and what was necessary and appropriate to retain a management group with a proven track record. In establishing the salaries for Messrs. Tytel and Benson under their new employment agreements (described below), the Compensation Committee reviewed the salaries of other executives holding similar positions, with comparable experience at similarly situated companies. The original employment agreements of Messrs. Sillerman, Slater, Tytel and Benson provided for a base salary that escalated annually by an amount not less than the greater of five percent or the rate of inflation. As noted below under “Employment Agreements”, the new employment agreements for Messrs. Tytel and Benson do not provide for a guaranteed annual escalation of base salary. For a detailed description of the employment agreements see “Employment Agreements” below.

Annual Incentives

In March 2009, the Compensation Committee adopted an incentive compensation plan for Messrs. Sillerman, Fuller, Slater, Tytel and Benson for 2009. The 2009 annual incentive compensation plan provided a target bonus for each executive and established financial performance goals for the Company which, if achieved at varying levels, would result in payment of an escalating percentage of such target bonus to the executives. The Compensation Committee selected OIBDAN-based financial targets to measure achievement because it considers OIBDAN to be an important indicator of the operational strengths and performances of the Company’s businesses. OIBDAN, a non-GAAP financial metric generally employed as a measure of cash flow, is defined for the purposes of the senior executive incentive compensation plan as operating income (loss) before corporate expense, non-cash depreciation of tangible assets, non-cash amortization of intangible assets, non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets and certain one-time adjustments.

The 2009 annual incentive compensation plan was structured as a formulaic calculation, incorporating the OIBDAN budget goals established by management at the outset of 2009, and then weighting the performance relative to budget for the Company on a consolidated basis and for each of its divisions. The OIBDAN targets for CKX as well as each of its divisions represented amounts that would evidence growth over financial performance for the prior year. The budget targets, formulaic weighting, the actual results, for each business unit (as calculated in accordance with the plan) and the percent of budget target achieved are reflected in the chart below.

		Formulaic		Percentage of
		Weighting		Budget Target
	Budget Target	(%)	Results(1)	(%)
	($ millions)		($ millions)

CKX	103.3	60	91.8	88.9
19 Entertainment	85.0	20	71.3	83.8
Elvis Presley Enterprises	17.4	15	18.9	108.9
Muhammad Ali Enterprises	.966	5	1.2	119.8

(1)	The actual OIBDAN achieved by each business unit under the plan does not reflect OIBDAN as reported by the Company and its subsidiaries as part of the year-end results due to the inclusion of certain one time adjustments that the Compensation Committee determined necessary and appropriate to determining the performance of each unit under the plan.

The Committee determined target bonus amounts for each executive officer based on competitive data compiled on the Company’s peer group as well as additional data (annual incentive structures, not levels) drawn from the public filings pertaining to key executive incentive compensation in other media and entertainment companies. A bonus funding formula was established wherein 50 percent of the target bonus for each executive attributable to the Company and each division would be deemed earned at 90 percent achievement of budgeted goals, 100 percent of the target bonus would be deemed earned at 100 percent achievement and 200 percent of the target bonus would be deemed earned at 120 percent achievement, with a sliding scale of escalation between performance thresholds. If a business unit achieved less than 90 percent of its OIBDAN goal, there would be no bonus funding in respect of that unit. So by way of example, as a result of neither CKX nor 19 Entertainment surpassing the 90% of budget threshold (88.9% and 83.8% respectively, as evidenced in the chart above), no amount of the target bonus attributable to CKX and 19 Entertainment became payable (as evidenced in the chart below).

The target amount for each executive, the earned bonus amount attributable to each unit, the total formulaic amount earned and the total bonus paid to each executive are reflected in the chart below (amounts in dollars unless otherwise indicated).

		Amount Earned	Amount Earned	Amount Earned	Amount Earned	Total Formulaic	Total Bonus
		Attributable	Attributable to 19	Attributable	Attributable	Bonus Earned	Paid
Executive Officer	Target Amount	to CKX	Entertainment	to EPE	to MAE	under Plan	for 2009

Robert F.X. Sillerman	1,600,000	0	0	346,800	159,200	506,000	506,000
Thomas P. Benson	325,000	0	0	70,444	32,337	102,781	300,000
Simon R. Fuller	£1,500,000	0	0	£325,125	£149,250	£474,375	£750,000
Mitchell J. Slater	325,000	0	0	70,444	32,337	102,781	51,390
Howard J. Tytel	325,000	0	0	70,444	32,337	102,781	102,781

With respect to Mr. Benson, upon the recommendation of the Audit Committee, the Committee elected to pay Mr. Benson the amount of $197,219 in excess of the amount earned under the bonus plan, resulting in a bonus of $300,000. With respect to Mr. Fuller, and upon the strong recommendation of the Chief Executive Officer, the Committee approved a payment in December 2009, prior to confirmation of the amount ultimately earned under the plan, equal to 50% of Mr. Fuller’s target bonus amount for the year. In connection with Mr. Fuller’s resignation from 19 Entertainment as more fully described below under “Employment Agreements,” it was agreed that Mr. Fuller would retain the bonus previously paid and that no further consideration would be given to Mr. Fuller’s participation in the incentive compensation plan. With respect to Mr. Slater, the Committee determined to pay 50% of the amount otherwise earned under the plan. This decision to reduce the amount paid to Mr. Slater was based on the reduced role undertaken by Mr. Slater in the management of the Company as the Company transitioned towards his resignation as Chief Operating Officer at the expiration of his employment agreement in February 2010. For Messrs. Sillerman and Tytel, the Committee elected to pay the formulaic bonus amounts achieved under the plan.

2010 Incentive Plan

In March 2010, the Compensation Committee adopted an annual incentive compensation plan for 2010 applicable to Messrs. Sillerman, Tytel and Benson. The 2010 annual incentive compensation plan establishes financial performance goals for the Company which, if achieved at varying levels, results in payment of an escalating percentage of the target bonus to the executives. The Compensation Committee selected OIBDAN-based financial targets to measure achievement because it considers OIBDAN to be an important indicator of the operational strengths and performances of the Company’s businesses. Each of the target bonuses for Messrs. Sillerman, Tytel and Benson are intended to qualify for the exemption from the deductions limitations of Section 162(m) of the Internal Revenue Code.

The financial performance threshold for payment of bonuses (the “Performance Target”) is $85 million and is based solely upon an OIBDAN target for the Company on a consolidated basis. For 2010, the Committee adopted target bonuses for Messrs. Sillerman, Tytel and Benson of $1,600,000, $450,000 and $350,000, respectively.

Below the threshold of 90% of the Performance Target, no bonuses would be earned. At 90% achievement of the Performance Target, 50% of the target bonus would be earned. At 100% achievement, 100% of the target bonus would be earned. At 120% achievement, 200% of the target bonus would be earned. The percent of the target bonus earned will increase by five percentage points for each one percentage point increment in OIBDAN between 90% and 100% of the Performance Target and the percent of the target bonus earned will also increase by five percentage points for each one percentage point increment in OIBDAN between 100% and 120% of the Performance Target. The Compensation Committee may adjust actual performance results at year end for the effect of unforeseen changes in law, impacts of acquisitions and/or divestitures and extraordinary items (as defined by U.S. GAAP) that might have affected OIBDAN. In addition, the OIBDAN used in determining whether the Performance Target has been met is net of the expense for the bonuses themselves. The Compensation Committee also retains the discretion to adjust downward the bonus payable to an executive based on these evaluations.

In addition to the annual incentive compensation plan described above, in connection with the appointment of Robert Dodds as Chief Executive Officer of 19 Entertainment on January 29, 2010 and the accompanying amendment to his employment agreement, the Compensation Committee approved a calendar year 2010 bonus plan for Mr. Dodds. Mr. Dodds had previously served as President of 19 Entertainment since August 2006. The target bonus amount in Mr. Dodds’ bonus plan was set at £500,000. The 2010 target OIBDAN for 19 Entertainment was set as $80 million, provided that OIBDAN would be calculated in a manner consistent with 2009 calculations and provided further that OIBDAN would be calculated without giving effect to any payments made (i) to Ryan Seacrest pursuant to the 2009 agreements between the Company and Ryan Seacrest or related entities (“Seacrest Agreements”), (ii) to the Company or 19 Entertainment from any third party in respect of services performed by Ryan Seacrest under or pursuant to the Seacrest Agreements

(iii) to Simon Fuller pursuant to his January 2010 Consultancy Deed in excess of £504,000, (iv) to Simon Fuller under the Compromise Agreement of January 2010, or (v) that are non-recurring “one time” payments or charges as agreed between the Compensation Committee and Mr. Dodds provided that if there is a dispute as to the characterization of a payment or charge, the determination as to whether such payment or charge was a non-recurring “one time” item shall be based on the characterization of such item by 19 Entertainment’s auditors. Upon 19 Entertainment achieving 90% of the OIBDAN target, Mr. Dodds would be entitled to receive 50% of his target bonus. Upon achieving 100% of the OIBDAN target, Mr. Dodds would be entitled to receive 100% of his target bonus. The bonus amount shall be increased pro rata for achievement of between 90% and 100% of the OIBDAN target.

The Compensation Committee also retains the discretion to approve bonuses outside of the annual incentive compensation plan if such bonuses are in the best interests of the stockholders and the Company. Any such bonuses granted outside of the plan, however, would not qualify for the exemption from the deduction limitations of Section 162(m) of the Internal Revenue Code.

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

Upon the recommendation of management, in March 2009, the Compensation Committee approved grants of stock options for 1,390,000 shares to 54 employees, which are distributed among the Company’s subsidiaries and its corporate headquarters. Among these stock options, 250,000 were granted to each of Messrs. Sillerman and Fuller, 125,000 were granted to Mr. Dodds and 100,000 were granted to each of Messrs. Slater, Tytel and Benson. In considering management’s recommendations, the Compensation Committee reviewed the duties and responsibilities, salary levels and performance assessments of each of the prospective stock option recipients and approved all requested grants.

In January 2007, the Compensation Committee adopted a policy whereby all annual awards of stock options issued in connection with the year-end compensation review are to be granted on the first business day that is 72 hours after the release of the Company’s earnings. The Company believes that this policy aligns its employee’s interests with those of its stockholders as the price of award grants will be determined at a time when there is maximum transparency regarding the Company’s financial results. In addition to these annual grants, management and the Compensation Committee retain the flexibility to make grants of equity awards from time to time during the year, including to new employees. Equity awards to new employees will be granted and priced at the close of the market on the day that employment commences. In accordance with this policy, all stock options approved by the Compensation Committee in March 2009 were granted on March 13, 2009, which was the first business day 72 hours after the filing of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008.

In April 2008, the Chief Executive Officer and Chairman of the Company recommended, and the Compensation Committee approved, a grant of 200,000 shares of restricted stock to Mr. Fuller based on the performance of 19 Entertainment Limited, the subsidiary of which Mr. Fuller serves as Chief Executive Officer. The restrictions on the shares were to lapse ratably over a five year period, provided that all restrictions would lapse upon 19 Entertainment exceeding a pre-established financial performance target for 2008. The Company established a threshold amount of $76 million, measured by OIBDAN that, if surpassed, would evidence substantial growth over 2007. In March 2009, the Compensation Committee determined that 19 Entertainment had met its financial performance target for 2008 by achieving OIBDAN of $80.6 million and the restrictions on Mr. Fuller’s restricted stock grant lapsed accordingly. The decision to make this grant to Mr. Fuller was in large part in recognition of 19 Entertainment substantially exceeding its budgeted results for 2007 and the continued outstanding performance of the American Idol platform in 2007, including the television show, record sales and the summer tour.

In connection with Mr. Fuller’s resignation from 19 Entertainment in January 2010 (as more fully described below under “Employment Agreements”), options to acquire 290,000 shares of common stock held by Mr. Fuller which had not yet vested became fully vested and exercisable. Upon Mr. Slater’s resignation from the Company in February 2010 (as more fully described below under “Employment Agreements”), options to acquire 100,000 shares of common stock held by Mr. Slater which had not yet vested became fully vested and exercisable. In each case, the Compensation Committee approved the terms of the separation with the executive, including the acceleration of vesting of the stock options.

Perquisites

The Company provides its named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its objective of attracting and retaining exceptional executive talent. Perquisites to the named executive officers for 2009 included the following:

•	The Company provided a $24,000 car allowance to each of Messrs. Sillerman, Slater, Tytel and Benson and a $21,597 car allowance to Mr. Fuller. The Company provided a $4,930 car insurance allowance to Mr. Dodds.

•	The Company paid health and insurance premiums for each of Messrs. Sillerman, Slater, Tytel and Benson in the amount of $23,746 and for Mr. Dodds in the amount of $6,663.

•	The Company contributed $1,878 to a personal pension scheme maintained in the United Kingdom by Mr. Fuller on his behalf.

•	Certain employees of the Company are permitted to provide services to Mr. Sillerman and/or entities he controls, provided that the Company is reimbursed for the fair value of such services, as determined by the Compensation Committee. The Compensation Committee determined the value of the services provided in 2009 by employees of the Company to Mr. Sillerman and/or entities he controls was $173,867. Mr. Sillerman’s salary for the year ended December 31, 2009 was reduced by such amount to compensate the Company for such services.

401(k) Plan

The Company maintains a retirement savings plan, or a 401(k) Plan, for the benefit of its eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21 and have been employed by the Company for a period of at least three months. Employees may elect to defer their compensation up to the statutorily prescribed limit. The Company matches 100% of the first 3% of each employee’s salary deferred into the plan and 50% of the next 2% of an employee’s salary deferred into the plan in cash. The matching funds provided by the Company, along with employees’ deferrals are 100% vested when contributed. During 2009, the Company provided $9,800 in matching contributions to the Company’s 401(k) plan for each of Messrs. Sillerman, Slater, Tytel and Benson. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, the contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the plan, and all contributions are deductible by the Company when made.

Employment Agreements

Robert F.X. Sillerman

In February 2005, the Company entered into an employment agreement with Mr. Sillerman appointing him as Chairman and Chief Executive Officer and providing for an initial annual base salary of $650,000, increased annually by the greater of five percent or the rate of inflation. The employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and Mr. Sillerman with respect to his continued and active participation in the growth of the Company. Mr. Sillerman’s employment agreement commenced February 8, 2005 and has a term of six years, expiring February 7, 2011.

During his continued satisfactory performance of the employment agreement, Mr. Sillerman is also eligible to receive a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, for 2009 Mr. Sillerman received a bonus in the amount of $506,000.

The agreement includes a non-competition agreement between Mr. Sillerman and our Company which is operative during the term. Upon a “change in control,” Mr. Sillerman may terminate his employment, and, upon doing so, will no longer be subject to the non-competition provisions. In addition, the employment agreement provides that if Mr. Sillerman’s employment is terminated by our Company without “cause,” or if there is a “constructive termination without cause,” as such terms are defined in the employment agreement, his non-compete shall cease to be effective on the later of such termination or three years from the effective date of the agreement. The employment agreement provides for certain payments to be made to Mr. Sillerman or his estate upon such executive’s death or disability as more fully described below under “Potential Payments upon Death or Disability,” as well as upon a Change of Control or a termination without Cause, as more fully described under “Potential Payments upon Termination without Cause or Change-in-Control.”

In January 2008, Mr. Sillerman’s employment agreement with CKX was amended to allow him to serve as Chairman and Chief Executive Officer of FX Real Estate and Entertainment Inc. Mr. Sillerman was appointed Chief Executive Officer of FX Real Estate and Entertainment Inc. on January 10, 2008. In January 2009, the employment agreement was amended and restated for the purpose of incorporating, as necessary, the regulations promulgated under Section 409A of the Internal Revenue Code.

Mr. Sillerman’s amended and restated employment agreement was filed with the SEC on January 7, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

Thomas P. Benson

In February 2005, the Company entered into an employment agreement with Mr. Benson appointing him Chief Financial Officer and providing for an initial annual base salary of $450,000, increased annually by the greater of five percent or the rate of inflation. The employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and Mr. Benson with respect to his continued and active participation in the growth of the Company. Mr. Benson’s original employment agreement expired by its terms on February 7, 2010.

Mr. Benson also was able to receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, for 2009 Mr. Benson received a bonus in the amount of $300,000.

Following expiration of the original employment agreement and upon recommendation of the Chief Executive Officer, effective as of February 1, 2010, the Company entered into a new employment agreement with Mr. Benson. Mr. Benson’s new employment agreement provides for an initial annual base salary of $700,000. The amount of the base salary will be reviewed annually by the Compensation Committee and may be increased at the discretion of the Compensation Committee, but not decreased. Mr. Benson is eligible to receive during his continued satisfactory performance of his new employment agreement an annual cash bonus to be determined in the discretion of the Compensation Committee, provided that Mr. Benson’s minimum annual target cash bonus under any incentive compensation plan adopted by the Compensation Committee will be at least $350,000. In addition, Mr. Benson is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the Compensation Committee. The employment agreement extends for a term of three years beginning as of February 1, 2010, and includes a non-competition agreement between Mr. Benson and the Company which is operative during the term. The employment agreement provides for certain payments to be made to Mr. Benson or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability,” as well as upon a Change of Control or a termination without Cause, as more fully described under “Potential Payments upon Termination without Cause or Change-in-Control.”

The new employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and Mr. Benson with respect to his continued and active participation in the growth of the Company.

The new employment agreement between the Company and Mr. Benson was filed with the SEC on March 15, 2010 as Exhibit 10.2 to the Company’s Current Report on Form 8-K.

Howard J. Tytel

In February 2005, the Company entered into an employment agreement with Mr. Tytel appointing him Director of Legal and Governmental Affairs and providing for an initial annual base salary of $650,000, increased annually by the greater of five percent or the rate of inflation. The employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and Mr. Tytel with respect to his continued and active participation in the growth of the Company. Mr. Tytel’s original employment agreement expired by its terms on February 7, 2010.

Mr. Tytel also was able to receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, for 2009 Mr. Tytel received a bonus in the amount of $102,781.

Following expiration of the original employment agreement and after receipt of Compensation Committee approval, effective February 1, 2010, the Company entered into a new employment agreement with Mr. Tytel. Mr. Tytel’s new employment agreement provides for an initial annual base salary of $850,000. The amount of the base salary will be reviewed annually by the Compensation Committee and may be increased at the discretion of the Compensation Committee, but not decreased. Mr. Tytel is eligible to receive during his continued satisfactory performance of his new employment agreement an annual cash bonus to be determined in the discretion of the Compensation Committee, provided that Mr. Tytel’s minimum annual target cash bonus under any incentive compensation plan adopted by the Compensation Committee will be at least $450,000. In addition, Mr. Tytel is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the Compensation Committee. The employment agreement extends for a term of three years beginning as of February 1, 2010, and includes a non-competition agreement between Mr .Tytel and the Company which is operative during the term. The employment agreement provides for certain payments to be made to Mr. Tytel or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability,” as well as upon a Change of Control or a termination without Cause, as more fully described under “Potential Payments upon Termination without Cause or Change-in-Control.”

The new employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and Mr. Tytel with respect to his continued and active participation in the growth of the Company.

The new employment agreement between the Company and Mr. Tytel was filed with the SEC on March 15, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

Mitchell J. Slater

In February 2005, the Company entered into an employment agreement with Mr. Slater appointing him Chief Operating Officer and providing for an initial annual base salary of $650,000, increased annually by the greater of five percent or the rate of inflation. The employment agreement was approved by the Compensation Committee in recognition of the need to provide certainty to both the Company and the executive with respect to his continued and active participation in the growth of the Company.

Mr. Slater also was eligible to receive during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of, and on the recommendation of, the Compensation Committee. As noted above, for 2009, Mr. Slater received a bonus in the amount of $51,390.

Mr. Slater’s employment agreement was for a term of five years, beginning as of February 8, 2005. On February 7, 2010, Mr. Slater vacated the position of Chief Operating Officer of the Company upon the expiration of the term of his employment agreement with the Company. In notifying the Company of his intention to step down as Chief Operating Officer, Mr. Slater cited his desire to pursue outside business interests. On March 10, 2010, Mr. Slater and the Company executed an agreement pursuant to which Mr. Slater will provide consulting services to the Company. The consulting agreement has a term of three years and commenced as of February 8, 2010. Under the terms of the agreement, Mr. Slater will receive an annual consulting fee of $350,000 paid in monthly installments. In the event the Company terminates the consulting agreement without “good reason,” as specified in the agreement, or Mr. Slater terminates the agreement due to a breach by the Company, Mr. Slater will be entitled to receive a lump sum cash payment equal to the amount of the consulting fee due from the date of termination through the end of the term of the agreement.

The consulting agreement between the Company and Mr. Slater was filed with the SEC on March 15, 2010 as Exhibit 10.3 to the Company’s Current Report on Form 8-K.

Simon R. Fuller

In connection with the Company’s acquisition of 19 Entertainment, the Company entered into an employment agreement with Simon Fuller under which he served as the Chief Executive Officer of 19 Entertainment until his resignation on January 13, 2010. The agreement was effective March 17, 2005 and provided for a term of six years. During the term, Mr. Fuller’s professional services were exclusive to 19 Entertainment subject to minor pre-approved business activities that did not compete with 19 Entertainment and did not affect Mr. Fuller’s ability to perform his duties to 19 Entertainment. The agreement provided for an annual base salary of £480,000 (or $738,043 as of April 26, 2010). In addition to such compensation and customary benefits, Mr. Fuller also received during his continued satisfactory performance of the employment agreement a bonus to be determined annually in the discretion of the Compensation Committee. Mr. Fuller agreed to certain non-competition and non- solicitation provisions, both in his employment agreement, which is governed by U.K. law, and in a separate non-compete agreement governed by New York law. Under his employment agreement, Mr. Fuller agreed to restrictions covering the period ending on the earlier of twelve months following the termination of the agreement or six years from the date of the agreement. Under the terms of his separate non-compete agreement governed by New York law, Mr. Fuller was subject to non-competition, non-solicitation and non-disclosure provisions for a period of five years from the date of the Company’s acquisition of 19 Entertainment. The employment agreement between 19 Entertainment and Simon Fuller was filed with the SEC as Exhibit 10.19 to the Form 10-QSB for the three months ended March 31, 2005.

On January 13, 2010, the Company and 19 Entertainment entered into a Compromise Agreement (the “Compromise Agreement”) with Mr. Fuller setting forth the terms of the termination of Mr. Fuller’s employment with 19 Entertainment. Under the Compromise Agreement, 19 Entertainment was required to pay Mr. Fuller a one time compensation payment of £480,000 (or $773,962 as of January 13, 2010) and a one time payment of £500,000 (or $806,210 as of January 13, 2010) as consideration for his ongoing confidentiality and certain other obligations under the Compromise Agreement. The Compromise Agreement provided for the accelerated vesting of 290,000 options to purchase shares of CKX common stock held by Mr. Fuller. In addition, Mr. Fuller holds 200,000 shares of restricted stock and 60,000 options that had already vested prior to the date of the Compromise Agreement.

Also on January 13, 2010, 19 Entertainment and Mr. Fuller entered into a Consultancy Deed, pursuant to which 19 Entertainment has engaged Mr. Fuller as a consultant to provide services, including executive producer services, to 19 Entertainment in respect of its American Idol, So You Think You Can Dance and If I Can Dream programs. Mr. Fuller also agreed to provide creative and strategic advice with respect to the overall business of CKX through July 13, 2010, in consideration for which the Company will pay to Mr. Fuller £1.5 million (or $2.4 million as of January 13, 2010).

The Consultancy Deed and Compromise Agreement were filed with the SEC on January 15, 2010 as Exhibits 10.1 and 10.3 to the Company’s Current Report on Form 8-K.

Robert Dodds

On January 29, 2010, Robert Dodds was appointed Chief Executive Officer of 19 Entertainment. Prior to this appointment, Mr. Dodds had served as President of 19 Entertainment since August 2006. In connection with this appointment, 19 Entertainment and Mr. Dodds entered into an Amendment to Mr. Dodds’ Service Agreement, which provided that effective from January 1, 2010, Mr. Dodds will receive an annual salary of £1.5 million (or $2,306,390 as of April 26, 2010). For calendar year 2010, Mr. Dodds will be eligible to receive a bonus of up to £500,000 (or $768,795 as of April 26, 2010) upon 19 Entertainment achieving a pre-established financial performance threshold as described under “Components of Executive Compensation” above. While the bonus is conditioned on achieving certain financial performance standards, these standards are not intended to be, and should not be interpreted as, a budget for 19 Entertainment’s 2010 fiscal year or as a forecast of 19 Entertainment’s financial performance. In addition to the bonus described above, during each remaining year of the term, Mr. Dodds shall be eligible to participate in any bonus plan established by, and subject to the sole discretion of, the Compensation Committee. The term of Mr. Dodds’ Service Agreement continues to run until August 2011.

Mr. Dodds’ services agreement and amendment thereto were filed with the SEC on February 2, 2010 as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K.

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

As with senior executive officers, the Company believes that senior management at its subsidiaries and divisions need to be provided with sufficient incentive to actively pursue economic growth and the success of the Company. Therefore, on an annual basis management recommends and the Compensation Committee reviews and approves an incentive cash compensation plan to provide for cash bonus payments based on the performance of the relevant division/subsidiary and the involvement of each individual in achieving the predetermined goals. The incentive compensation plan provides for a pre-determined bonus pool for senior employees of each subsidiary, as well as a pre-determined target bonus for each individual, the amount of which will depend upon the subsidiary as well as the Company achieving or surpassing their respective budgeted results for that year. In addition to the formulaic aspects of the incentive compensation plan, management, subject to the approval of the Compensation Committee, retains some discretion in increasing and/or decreasing the individual bonus payments paid under the plan to appropriately reward notable achievement or withhold reward for lack of achievement.

In addition to payments under the incentive compensation plan described in the preceding paragraph, each of the individuals in this category are eligible to receive annual equity award grants under the Company’s 2005 Omnibus Incentive Compensation Plan. The Company believes that the inclusion of an equity component in each employee’s annual compensation is important in aligning each participant’s interest with those of the overall Company, giving each individual a vested interest in the growth of CKX and rewarding each employee as the Company achieves additional levels of economic success.

Internal Revenue Code Section 162(m)

Beginning in 1994, the Omnibus Reconciliation Act of 1993 amended Section 162(m) of the Internal Revenue Code limiting to $1 million the amount that may be deducted by a publicly held corporation for compensation paid to each of its named executives in a taxable year, unless the compensation in excess of $1 million is “qualified performance-based compensation.” The Compensation Committee and the Company have determined that the Company’s general policy is to design its short-term and long-term compensation plans to qualify for the exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives. Stockholder approval of the 2005 Omnibus Long-Term Incentive Compensation Plan has previously been sought and obtained, thereby ensuring that qualifying grants made pursuant to that plan will qualify for the performance-based exemption. While the Compensation Committee considers the impact of this rule when developing executive compensation programs, it retains the flexibility to structure the Company’s compensation programs in ways that best promote the interests of the Company and its stockholders. The Compensation Committee believes that all payments made under the plan that resulted in an executive receiving in excess of $1.0 million for 2009 are exempt from the limits on deductibility pursuant to Section 162(m) of the Internal Revenue Code except for a portion of the bonus amount paid to Mr. Fuller.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, through any general statement incorporating by reference in its entirety this Annual Report on Form 10-K in which this Report appears, except to the extent that the Company specifically incorporates this Report or a portion of it by reference. In addition, this Report shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Members of the Compensation Committee

Bryan Bloom, Chairman
Edwin M. Banks
Edward Bleier

2009 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company in all capacities for the fiscal year ended December 31, 2009 by our Chief Executive Officer, Chief Financial Officer and the four other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities during 2009. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

										Change in
										Pension
										Value and
										Nonqualified
										Deferred
						Stock		Option		Compensation
	Fiscal		Salary	Bonus		Awards		Awards		Earnings	All Other
Name and Principal Position	Year		($)	($)		($)		($)		($)	Compensation		Total

Robert F.X. Sillerman	2009	(1)	$626,324	$506,000	(1)	—		$497,500	(2)	—	$231,413	(3)	$1,861,237
Chairman and Chief	2008	(4)	$595,050	$1,150,000	(3)	—		—		—	$216,692	(5)	$1,961,742
Executive Officer	2007	(6)	$588,505	—		—		—		—	$184,725	(7)	$773,230
Thomas P. Benson	2009		$544,807	$300,000		—		$199,000	(8)	—	$57,546	(9)	$1,101,353
Chief Financial Officer	2008		$519,078	$225,000		—		—		—	$56,986	(10)	$801,064
	2007		$496,125	$225,000		—		—		—	$56,605	(11)	$777,730
Simon Fuller	2009	(12)	$828,198	$1,173,750		—		$497,500	(13)	—	$21,597	(14)	$2,521,045
Chief Executive Officer of	2008	(12)	$1,038,757	$1,488,910		$1,700,000	(15)	—		—	$25,601	(16)	$4,253,268
19 Entertainment Limited (25)	2007	(12)	$989,352	—		—		—		—	$29,445	(17)	$1,018,797
Mitchell J. Slater	2009		$786,944	$51,391		—		$199,000	(18)	—	$57,546	(9)	$1,094,881
Chief Operating Officer	2008		$749,684	$275,000		—		—		—	$56,986	(10)	$1,081,670
	2007		$716,625	$275,000		—		—		—	$56,605	(11)	$1,048,230
Howard J. Tytel	2009		$786,944	$102,781		—		$199,000	(19)	—	$57,546	(9)	$1,146,271
Senior Executive Vice	2008		$749,684	$275,000		—		—		—	$56,986	(10)	$1,081,670
President, Director of Legal and	2007		$716,625	$275,000		—		—		—	$56,605	(11)	$1,048,230
Governmental Affairs
Robert Dodds	2009	(12)	$626,000	$469,500		—		$248,750	(20)	—	$11,593	(21)	$1,355,843
President of	2008	(12)	$742,200	$185,600		—		$17,700	(22)	—	$12,138	(23)	$957,638
19 Entertainment Limited (25)	2007	(12)	$785,200	$196,300		—		—		—	$8,001	(24)	$989,501

(1)	The amount of $208,130 was withheld from Mr. Sillerman’s annual salary during 2009 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2009 valued at $173,867. This amount has been included under the column “All Other Compensation.” In March 4, 2010, the Company paid Mr. Sillerman the amount of $34,263, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2009. Although this amount was paid in 2010, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2009. Similarly, although Mr. Sillerman’s bonus amount of $506,000 was paid in 2010, it is included under “Bonus” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2009.

(2)	Represents the weighted average fair value on the grant date of options to acquire 250,000 shares of the Company’s Common Stock granted to Mr. Sillerman on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(3)	Includes: (a) $24,000 car allowance; (b) $23,746 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,800 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $173,867 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(4)	The amount of $172,954 was withheld from Mr. Sillerman’s annual salary during 2008 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2008 valued at $159,706. This amount has been included under the column “All Other Compensation.” In March 2009, the Company paid Mr. Sillerman the amount of $13,248, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2008. Although this amount was paid in 2009, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2008. Similarly, although Mr. Sillerman’s bonus amount of $1,150,000 was paid in 2009, it is included under “Bonus” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2008.

(5)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,200 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $159,706 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(6)	The amount of $164,778 was withheld from Mr. Sillerman’s annual salary during 2007 in anticipation of compensating the Company for services performed by Company employees for Mr. Sillerman or entities he controls. The Compensation Committee determined that employees of the Company provided services for Mr. Sillerman in 2007 valued at $128,120. This amount has been included under the column “All Other Compensation.” In February 2007, the Company paid Mr. Sillerman the amount of $36,658, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2007. Although this amount was paid in 2008, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2007.

(7)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of Mr. Sillerman; (c) $9,000 of matching contributions made by the Company to Mr. Sillerman’s account under the Company’s 401(k) Plan; and (d) $128,120 for services provided by Company employees for Mr. Sillerman and/or entities he controls.

(8)	Represents the weighted average fair value on the grant date of options to acquire 100,000 shares of the Company’s Common Stock granted to Mr. Benson on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(9)	Includes: (a) $24,000 car allowance; (b) $23,746 of health and dental insurance premiums paid by the Company on behalf of the named executive officer; and (c) $9,800 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(10)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by the Company on behalf of the named executive officer; and (c) $9,200 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(11)	Includes: (a) $24,000 car allowance; (b) $23,605 of health and dental insurance premiums paid by the Company on behalf of the named executive officer; and (c) $9,000 of matching contributions made by the Company to the named executive officer’s account under the Company’s 401(k) Plan.

(12)	These executives are paid in U.K. pounds sterling. The average exchange rates applied in 2007, 2008 and 2009 were $1.963, $1.85518 and $1.565, respectively, per U.K. pound sterling

(13)	Represents the weighted average fair value on the grant date of options to acquire 250,000 shares of the Company’s Common Stock granted to Mr. Fuller on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(14)	Includes a $21,597 car allowance.

(15)	Represents the fair value on the grant date of 200,000 shares of restricted stock granted to Mr. Fuller in 2008.

(16)	Includes a $25,601 car allowance.

(17)	Includes a $27,089 car allowance.

(18)	Represents the weighted average fair value on the grant date of options to acquire 100,000 shares of the Company’s Common Stock granted to Mr. Slater on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(19)	Represents the weighted average fair value on the grant date of options to acquire 100,000 shares of the Company’s Common Stock granted to Mr. Tytel on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(20)	Represents the weighted average fair value on the grant date of options to acquire 125,000 shares of the Company’s Common Stock granted to Mr. Dodds on March 13, 2009. For the assumptions made in such valuation, see note 12 to the Company’s Consolidated Financial Statements contained in the Original Report.

(21)	Includes: (a) $4,930 car insurance and (b) $6,663 of health insurance premiums paid by the Company on behalf of Mr. Dodds.

(22)	Represents the weighted average fair value on the grant date of options to acquire 5,000 shares of the Company’s Common Stock granted to Mr. Dodds on March 6, 2008. For the assumptions made in such valuation, see note 11 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(23)	Includes: (a) $4,969 car insurance and (b) $7,169 of health insurance premiums paid by the Company on behalf of Mr. Dodds.

(24)	Includes: (a) $3,504 car insurance and (b) $4,497 of health insurance premiums paid by the Company on behalf of Mr. Dodds.

(25)	Mr. Fuller resigned as Chief Executive Officer of 19 Entertainment Limited on January 13, 2010. Mr. Dodds, who previously served as President of 19 Entertainment Limited since August 2006, was appointed to the position of Chief Executive Officer of 19 Entertainment Limited on January 29, 2010.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during 2009 were initially Messrs Bleier, Langer and John Miller. Mr. Banks joined the Compensation Committee following Mr. Miller’s resignation as a director on January 12, 2009. On January 20, 2010, the Board reconstituted the membership of its committees, including the Compensation Committee, and replaced Mr. Langer with Mr. Bryan Bloom. During 2009, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

Grants of Plan-Based Awards in Fiscal Year 2009

We granted a total of 1,412,000 options pursuant to the Company’s 2005 Omnibus Incentive Compensation Plan during the fiscal year ended December 31, 2009. The following table sets forth the number of stock options granted to the named executive officers in such fiscal year:

								All
								Other	All Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive			Shares	Securities	Price of	Stock
		Plan Awards			Plan Awards			of Stock	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	($)	($)	($)	(#))	(#)	($/Sh)	Awards

Robert F.X. Sillerman	3/13/2009	—	—	—	—	—	—	—	250,000	$4.19	$497,500 (1)
Thomas P. Benson	3/13/2009	—	—	—	—	—	—	—	100,000	$4.19	$199,000 (1)
Simon Fuller	3/13/2009	—	—	—	—	—	—	—	250,000	$4.19	$497,500 (1)
Mitchell J. Slater	3/13/2009	—	—	—	—	—	—	—	100,000	$4.19	$199,000 (1)
Howard J. Tytel	3/13/2009	—	—	—	—	—	—	—	100,000	$4.19	$199,000 (1)
Robert Dodds	3/13/2009	—	—	—	—	—	—	—	125,000	$4.19	$248,750 (1)

(1)	The present value of each option is $1.99, the estimated fair value calculated using the Black-Scholes pricing model at the date of the option grant.

Outstanding Equity Awards at December 31, 2009

	Option Awards (1)						Stock Awards
Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
									Awards:	Market or
									Number	Payout
				Equity				Market	of	Value of
				Incentive			Number	Value	Unearned	Unearned
				Plan			of	of	Shares,	Shares,
				Awards:			Shares	Shares	Units or	Units or
	Number of	Number of		Number of			or Units	or Units	Other	Other
	Securities	Securities		Securities			of Stock	of Stock	Rights	Rights
	Underlying	Underlying		Underlying			That	That	That	That
	Unexercised	Unexercised		Unexercised	Option		Have	Have	Have	Have
	Options	Options		Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		($)	($)	Date	(#)	(#)	(#)	($)

Robert F.X. Sillerman	—	250,000		—	$4.19	3/13/2019	—	—	—	—
Thomas P. Benson	—	100,000		—	$4.19	3/13/2019	—	—	—	—
Simon Fuller	60,000	40,000	(2)(3)	—	$12.20	7/19/2015
	—	250,000	(3)	—	$4.19	3/13/2019	—	—	—	—
Mitchell J. Slater	—	100,000	(4)	—	$4.19	3/13/2019	—	—	—	—
Howard J. Tytel	—	100,000		—	$4.19	3/13/2019	—	—	—	—
Robert Dodds	1,000	4,000	(5)	—	$8.51	3/06/2018	—	—	—	—
	—	125,000			$4.19	3/13/2019

(1)	This chart reflects outstanding grants as of December 31, 2009. As a result, it does not include options issued to the named executive officers in March 2010, including 350,000 for Mr. Sillerman, 125,000 for Mr. Benson and 125,000 for Mr. Tytel.

(2)	30,000 of Mr. Fuller’s options vested on July 19, 2008 and 30,000 vested on July 19, 2009; 40,000 would have vested on July 19, 2010.

(3)	This chart reflects outstanding grants as of December 31, 2009. In connection with Mr. Fuller’s resignation as President of 19 Entertainment Limited on January 13, 2010, the vesting of all of Mr. Fuller’s stock options was accelerated as of such date and the respective expiration dates remained the tenth anniversary of the applicable date of grant.

(4)	This chart reflects outstanding grants as of December 31, 2009. In connection with Mr. Slater’s resignation as Chief Operating Officer on February 6, 2010, the vesting of all of Mr. Slater’s stock options was accelerated as of such date and the expiration date remained the tenth anniversary of the date of grant.

(5)	Because this chart reflects outstanding grants as of December 31, 2009, 1,000 of Mr. Dodd’s options that vested on March 6, 2010 are reflected as unvested in the chart above. The remaining 3,000 options vest 1,000 on March 6, 2011, 1,000 on March 6, 2012 and 1,000 on March 6, 2013.

2009 Fiscal Year Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Robert F.X. Sillerman	—	—	—	—
Thomas P. Benson	—	—	—	—
Simon Fuller	—	—	200,000 (1)	$1,700,000
Mitchell J. Slater	—	—	—	—
Howard J. Tytel	—	—	—	—
Robert Dodds	—	—	—	—

(1)	The shares, which were granted to Mr. Fuller on April 15, 2008, vested in March 2009 upon the Compensation Committee’s determination that 19 Entertainment had exceeded a pre-established financial performance target for 2008.

Pension Benefits

None of our named executive officers is covered by a Company sponsored pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement. However, Mr. Fuller maintains a personal pension scheme in the United Kingdom. In 2009, the Company contributed approximately $1,878 to such plan on behalf of Mr. Fuller.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not-tax-qualified.

Potential Payments upon Termination without Cause or Change-in-Control

If (i) Mr. Sillerman is terminated by our Company without “cause,” (ii) there is a “constructive termination without cause,” or (iii) there is a “change in control” and Mr. Sillerman elects to terminate his employment agreement, Mr. Sillerman’s employment agreement provides for the following benefits: (a) three years of the base salary in effect at the time of termination, plus (b) a bonus for each partial or full year in the unexpired term in an amount equal to the average of all annual bonuses paid during the term of the agreement prior to termination (but in the event, no bonus has been paid, an amount of $100,000), plus (c) continued eligibility to participate in any benefit plans of our Company through the term. Mr. Sillerman may elect to receive the fair market value of the payments provided in (a) and (b) in a lump sum (using a discount rate specified in the employment agreement) rather than receive them over time; provided that in the event of a “change in control,” Mr. Sillerman is entitled to a lump sum payment of the amounts included above without any reduction for the present value of such amounts.

As discussed above under “Employment Agreements,” Mr. Slater’s employment agreement expired according to its terms on February 7, 2010 and he is therefore no longer entitled to receive any payments upon termination without “cause,” a “constructive termination without cause” or a “change in control.” However, as of December 31, 2009, his old employment agreement remained in effect. Under the old employment agreement, if (i) Mr. Slater was terminated by our Company without “cause,” (ii) there was a “constructive termination without cause,” or (iii) there was a “change in control” and Mr. Slater elected to terminate his employment agreement, Mr. Slater’s employment agreement provided for the following benefits: (a) three years of the base salary in effect at the time of termination, plus (b) a bonus for each partial or full year in the unexpired term in an amount equal to the average of all annual bonuses paid during the term of the agreement prior to termination (but in the event no bonus had been paid, an amount of $100,000), plus (c) continued eligibility to participate in any benefit plans of our Company through the term. Mr. Slater was entitled to elect to receive the fair market value of the payments provided in (a) and (b) in a lump sum (using a discount rate specified in the employment agreement) rather than receive them over time; provided that in the event of a “change in control,” Mr. Slater was entitled to a lump sum payment of the amounts included above without any reduction for the present value of such amounts.

As discussed above under “Employment Agreements,” Messrs. Tytel and Benson each entered into new employment agreements with the Company effective as of February 1, 2010; however, the triggers for payments upon termination without “cause,” a “constructive termination without cause” or upon a “change in control” and the amounts payable described in this section are derived from the terms of the original employment agreements of Messrs. Tytel and Benson as these are the employment agreements which were in effect on December 31, 2009. Under the old employment agreements, if (i) the executive was terminated by our Company without “cause,” (ii) there was a “constructive termination without cause,” or (iii) there was a “change in control” and the executive elected to terminate his employment agreement, the original employment agreements of Messrs. Tytel and Benson provided for the following benefits: (a) three years of the base salary in effect at the time of termination, plus (b) a bonus for each partial or full year in the unexpired term in an amount equal to the average of all annual bonuses paid during the term of the agreement prior to termination (but in the event no bonus has been paid, an amount of $100,000), plus (c) continued eligibility to participate in any benefit plans of our Company through the term. The executive was entitled to elect to receive the fair market value of the payments provided in (a) and (b) in a lump sum (using a discount rate specified in the employment agreement) rather than receive them over time; provided that in the event of a “change in control,” the executive was entitled to a lump sum payment of the amounts included above without any reduction for the present value of such amounts.

The new employment agreements for Messrs. Tytel and Benson provide that in the event the executive’s employment is terminated without “cause,” as specified in his agreement, other than in connection with a change in control of the Company, the executive will be entitled to receive his base salary through the date of termination and a lump sum payment equal to two years of his base salary in effect at the time of termination. After February 1, 2011, the lump sum payment will be reduced by 1/24th for each full month that the executive has been employed by the Company pursuant to his new employment agreement, provided that the payment will not be reduced below the amount of the executive’s annual base salary in effect at the time of termination. Under the terms of the new employment agreement, if within 12 months following a change in control of the Company, the executive’s employment is terminated without “cause,” he will be entitled to his base salary through the date of termination and a lump sum amount equal to the greater of the payment described above with respect to a termination without “cause” or one year of his base salary in effect at the time of termination plus the amount of the annual target cash bonus specified for the year in which such termination occurs.

The amounts payable assuming a termination occurred on December 31, 2009 described below are included in this section because Mr. Fuller was still employed as of that date. As discussed above under “Employment Agreements,” however, Mr. Fuller resigned as Chief Executive Officer of 19 Entertainment Limited on January 13, 2010 and he is therefore no longer entitled to receive any payments upon termination without cause or a change in control. Mr. Fuller’s employment agreement with 19 Entertainment did not provide for any such payments in the event of termination without cause or a change in control, but under UK law, if Mr. Fuller was terminated without cause, he may have been entitled to be paid his base salary for the unexpired portion of his employment agreement term. Mr. Fuller would have had a duty to mitigate by obtaining substitute employment and the amount that the Company would have been obligated to pay to Mr. Fuller as a result of such termination would have been reduced by the amount, if any, received by Mr. Fuller from alternate employment sources.

While Mr. Dodds’ employment agreement does not provide for any such payments in the event of termination without cause or a change in control, under UK law, if Mr. Dodds is terminated without cause, he may be entitled to be paid his base salary for the unexpired portion of his employment agreement term. Mr. Dodds would have a duty to mitigate by obtaining substitute employment and the amount that the Company would be obligated to pay to Mr. Dodds as a result of such termination would be reduced by the amount, if any, received by Mr. Dodds from alternate employment sources. As discussed above under “Employment Agreements,” the Company and Mr. Dodds entered into an amendment to his employment agreement with the Company effective as of January 1, 2010; however, the amounts payable described in this section are based upon Mr. Dodds’ base salary under the terms of his original employment agreement as that was the employment agreement which was in effect on December 31, 2009.

The amount of compensation payable to each named executive officer as described above is listed in the table below assuming the termination occurred on December 31, 2009 (and based on the employment contract then in effect):

				Health/
				Insurance
Name	Salary	Bonus		Benefits	Total

Robert F.X. Sillerman	$2,246,301	$371,200	(1)	$25,768	$2,643,269
Thomas P. Benson	$1,641,921	$190,000	(1)	$1,982	$1,833,903
Simon Fuller (2)	$1,018,273	$—		—	$1,018,273
Mitchell J. Slater	$2,368,332	$160,278	(1)	$1,982	$2,530,592
Howard J. Tytel	$2,351,832	$170,556	(1)	$1,982	$2,524,370
Robert Dodds (2)	$1,061,032	$—		—	$1,061,032

(1)	The bonus amount reflects the partial year remaining on the contracts of Messrs. Benson, Slater and Tytel and the approximately one year remaining on Mr. Sillerman’s contract. In calculating the bonuses, the actual bonuses for Messrs. Slater, Tytel and Benson for the years 2007, 2008 and 2009 were used. No bonus was paid to these executives for 2005 or 2006, so the minimum $100,000 bonus was used in the calculation for those years. The bonus amount for Mr. Sillerman was calculated using a $506,000 bonus for 2009 and a $1.15 million bonus for 2008, while the minimum $100,000 bonus was used in calculation for 2005, 2006, and 2007, as no bonus was paid for those years.

(2)	The severance for Messrs. Fuller and Dodds would be paid in U.K. pounds sterling. The exchange rate on December 31, 2009 was $1.59257 per U.K. pound sterling. This amount is an estimate of the amount that may have been due to Messrs. Fuller and Dodds as severance under UK law. Messrs. Fuller and Dodds would have a duty to mitigate by obtaining substitute employment and the amount of the severance payment that the Company would be obligated to pay to Messrs. Fuller or Dodds as a result of a termination without cause would be reduced by the amount, if any, received by Messrs. Fuller or Dodds from alternate employment sources.

In the event of a change of control under the terms of their original employment agreements, each of the named executives, other than Messrs. Fuller and Dodds, are or were (as the case may be) entitled to receive an additional tax-gross up payment to cover any taxes on the total amount so that such named executive officers receive the total amount, without any deduction for taxes. The estimated amount of such tax payments, along with the total amount that would be paid to each such named executive officer, are set forth in the table below assuming December 31, 2009 as the date of the change in control:

	Total		Total
	(Before Tax	Amount of	(After Tax
	Gross-Up	Gross-Up	Gross-Up
Name	Payment)	Payment	Payment)

Robert F.X. Sillerman	$2,971,301	$1,357,063	$4,328,364
Thomas P. Benson	$1,804,421	$705,098	$2,509,519
Mitchell J. Slater	$2,555,832	$999,957	$3,555,789
Howard J. Tytel	$2,539,332	$993,759	$3,533,091

In addition to the foregoing, in the event of a “termination without cause,” a “constructive termination without cause,” or a “change in control,” all previously granted but unvested restricted shares of Common Stock or options to purchase Common Stock held by Messrs. Sillerman, Slater, Tytel and Benson shall vest fully. As of December 31, 2009, Mr. Sillerman held stock options to acquire 250,000 shares of Common Stock and Messrs. Benson, Slater and Tytel each held stock options to acquire 100,000 shares of Common Stock. As of December 31, 2009, none of such named executive officers held unvested restricted shares of Common Stock.

The original employment agreements of such named executive officers further provide that the Company will indemnify each of them for taxes incurred if his “change in control” payment is deemed an “excess parachute payment” under the Internal Revenue Code. As discussed above under “Employment Agreements,” Messrs. Tytel and Benson each entered into new employment agreements with the Company effective as of February 1, 2010. Under the terms of their new employment agreements, neither Mr. Tytel nor Mr. Benson would be entitled to an additional tax gross-up payment to cover taxes in the event of a change in control nor would the Company indemnify either executive for taxes incurred if his “change in control” payment is deemed to be an “excess parachute payment.” In addition, as Mr. Slater’s employment agreement expired according to its terms on February 7, 2010, Mr. Slater is no longer entitled to any payment in the event of a change in control.

At December 31, 2009, Mr. Fuller held an option to acquire 100,000 shares of Common Stock, 60,000 of which was vested and 40,000 of which was unvested, and an option to acquire 250,000 shares of Common Stock, all of which was unvested. See “Outstanding Equity Awards at December 31, 2009.” Under the stock option award agreements governing Mr. Fuller’s options, the options would become immediately vested and exercisable upon a change in control of the Company unless the successor company assumed or substituted Mr. Fuller’s stock option by offering Mr. Fuller the right to purchase or receive the same consideration received by the Company’s stockholders in the transaction constituting a change in control for each share of Common Stock subject to his option. If a change of control occurred on December 31, 2009 and the successor company did not substitute or assume Mr. Fuller’s stock options as described above, the value of Mr. Fuller’s accelerated option to purchase 100,000 shares of Common Stock would have been $0, as the exercise price ($12.20) of his option was higher than the closing price of the Company’s Common Stock on December 31, 2009 ($5.27), the last trading day prior to the hypothetical change in control date and the value of Mr. Fuller’s accelerated option to purchase 250,000 shares of Common Stock would have been $270,000, as the exercise price ($4.19) of his option was lower than the closing price of the Company’s Common Stock on December 31, 2009. As noted above under “Employment Agreements,” all options held by Mr. Fuller were vested upon his resignation from 19 Entertainment in January 2010.

At December 31, 2009, Mr. Dodds currently held an option to acquire 5,000 shares of Common Stock, 1,000 of which was vested and 4,000 of which was unvested, and an option to acquire 125,000 shares of Common Stock, all of which was unvested. See “Outstanding Equity Awards at December 31, 2009.” Under the stock option award agreements governing Mr. Dodds’ options, the options would become immediately vested and exercisable upon a change in control of the Company unless the successor company assumed or substituted Mr. Dodds’ stock option by offering Mr. Dodds the right to purchase or receive the same consideration received by the Company’s stockholders in the transaction constituting a change in control for each share of Common Stock subject to his option. If a change of control occurred on December 31, 2009 and the successor company did not substitute or assume Mr. Dodds’ stock options as described above, the value of Mr. Dodds’ accelerated option to purchase 5,000 shares of Common Stock would have been $0, as the exercise price ($8.51) of his option was higher than the closing price of the Company’s Common Stock on December 31, 2009 ($5.27), the last trading day prior to the hypothetical change in control date and the value of Mr. Dodds’ accelerated option to purchase 125,000 shares of Common Stock would have been $135,000, as the exercise price ($4.19) of his option was lower than the closing price of the Company’s Common Stock on December 31, 2009.

Potential Payments upon Death or Disability

Mr. Sillerman’s employment agreement provides for the following benefits in the event of his death: (a) a payment in an amount equal to three times base salary in effect at the time of his death plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any of his dependents prior to his death, for three years following his death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to him. The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of December 31, 2009, would be $2,432,070.

The original employment agreements of each of Messrs. Slater, Tytel and Benson provided for the following benefits in the event of their deaths: (a) a payment in an amount equal to three times base salary in effect at the time of the executive officer’s death plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would have been due to the estate of each of such named executive officers in the event of their death as of December 31, 2009, would have been $2,432,070 for each of Messrs. Slater and Tytel and $1,705,659 for Mr. Benson. As discussed above under “Employment Agreements,” each of Messrs. Tytel and Benson entered into new employment agreements with the Company effective as of February 1, 2010. The new employment agreements with Messrs. Tytel and Benson provide for accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer in the event of his death. Under the terms of their new employment agreements, neither Mr. Tytel nor Mr. Benson would be entitled to any other benefits in the event of his death. In addition, as Mr. Slater’s employment agreement expired according to its terms on February 7, 2010, Mr. Slater is no longer entitled to any payment in the event of his death.

Neither Mr. Fuller nor Mr. Dodds is contractually entitled to any payments from the Company upon their deaths.

In the event of a disability continuing for a period in excess of six continuous months, Mr. Sillerman is entitled to his full salary for the first six months of his disability (the last day of such 6-month period is referred to as the disability date), and, thereafter, he would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2009, the approximate amount that would be due to Mr. Sillerman would be $1,049,289. Such amounts would be reduced by any benefits payable to Mr. Sillerman under any insurance plan for which the Company paid the premiums.

Pursuant to the original employment agreements for Messrs. Slater, Tytel and Benson, in the event of a disability continuing for a period in excess of six continuous months, such named executive officer was entitled to his full salary for the first six months of his disability (the last day of such 6-month period is referred to as the disability date), and, thereafter, each such named executive officer was entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2009, the approximate amount that would have been due to each of Messrs. Slater and Tytel would have been $456,730 and the approximate amount that would have been due to Mr. Benson would be $316,198. Such amounts would be reduced by any benefits payable to the named executive officer under any insurance plan for which the Company paid the premiums. Pursuant to the new employment agreements for Messrs. Tytel and Benson, if the executive suffers a disability that continues for a period in excess of six continuous months, he shall be entitled to his full salary for the first six months of his disability and, thereafter, he would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. As Mr. Slater’s employment agreement expired according to its terms on February 7, 2010, Mr. Slater is no longer entitled to any payment in the event of a disability.

Under Mr. Fuller’s previous employment agreement, which was terminated upon his resignation on January 13, 2010, in the event of a disability continuing for a period in excess of six months in any rolling twelve-month period, he would have been entitled to his full salary during the initial six-month period and, thereafter, to approximately £50,000 (or $76,880 as of April 26, 2010) per year as long as he was undergoing medical treatment aimed at procuring his return to work. Mr. Fuller’s employment agreement provided that if he became incapable of performing his duties for six months or more during any twelve-month period by reason of ill health or other incapacity, his employment could be terminated. If the Company executed this right of termination, the maximum amount that the Company would have been required to pay to Mr. Fuller, assuming a disability date of December 31, 2009, would have been $421,394, less normal deductions for tax and national insurance. Mr. Fuller is no longer entitled to any payment in the event of a disability.

Mr. Dodds’ employment agreement provides that upon sickness or other incapacity for work he would be entitled to receive his full salary during the first 20 days in the aggregate of such sickness or incapacity in any rolling twelve-month period.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2009, non-employee directors received an annual fee of $82,500 (at a rate of $80,000 per year for payments received through March 31, 2009 and $85,000 per year for payments received after April 1, 2009), paid half in cash and half in shares of restricted Common Stock, or at their election all in shares of restricted Common Stock (see below), plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $50,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee, all of which were paid in cash. The chairperson of the Nominating and Corporate Governance Committee received an additional annual fee of $10,000 and each of the other members of the Nominating and Corporate Governance Committee received an additional annual fee of $5,000, all of which were paid in cash. The chairperson of the Compensation Committee received an additional annual fee of $17,500 (at a rate of $10,000 per year for payments received through March 31, 2009 and $25,000 per year beginning on April 1, 2009) and each of the other members of the Compensation Committee received an additional annual fee of $5,000, all of which was paid in cash. All non-employee directors have the option to elect to receive 100% of their compensation in shares of restricted Common Stock. The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate.

Messrs. Edwin Banks, Jerry Cohen and John Miller were members of a special committee formed to evaluate and oversee CKX’s proposed merger transaction with 19X, Inc. and its investments in FX Luxury Realty LLC and its successor, FX Real Estate and Entertainment Inc. Each special committee member was compensated for serving as a member of the special committee. The CKX board of directors authorized these payments to compensate the members of the special committee for the significant additional time commitment required of them in connection with their duties and responsibilities as members of the special committee. In the first quarter of 2009, Mr. Banks, the chairman of the special committee, and the other members of the special committee, each were paid $2,500 per month for October and November 2008 in connection with the merger transaction. The special committee was dissolved shortly following the termination of the merger agreement with 19X, Inc., which occurred on November 1, 2008.

In addition, in the first quarter of 2009, Messrs. Bleier, Harnick, Langer and Bruce Morrow were each paid $1,000 for attendance at one meeting of the independent members of CKX’s board of directors held in October 2008 in connection with the termination of the merger agreement.

The total compensation received by our non-employee directors during fiscal year 2009 is shown in the following table (1):

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(2)	($)

Edwin M. Banks	$74,000	$41,250	$115,250
Edward Bleier	$69,500	$41,250	$110,750
Jerry L. Cohen (3)	$5,000	$106,250	$111,250
Carl D. Harnick	$102,000	$68,650 (4)	$170,650
Jack Langer	$87,250	$96,050 (5)	$183,300
John D. Miller (6)	$26,500	$10,000	$36,500
Bruce Morrow (7)	$9,587	$8,602	$18,189

(1)	Represents compensation actually paid during the year ended December 31, 2009, which includes compensation for the fourth quarter of 2008 and the first three quarters of 2009.

(2)	All stock awards are made in shares of Common Stock and are granted under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan. In 2009, Mr. Cohen received 21,043 shares, each of Messrs. Banks, Bleier, Harnick and Langer, received 8,241 shares, Mr. Miller received 2,725 shares and Mr. Morrow received 2,344 shares.

(3)	Mr. Cohen elected to receive all his director compensation in shares of Common Stock.

(4)	Includes 2,500 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2009 and 2,500 shares of Common Stock that vested on June 27, 2009. All 5,000 of such shares of restricted Common Stock were granted in June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years.

(5)	Includes 5,000 shares of Common Stock that ceased to be subject to forfeiture on January 7, 2009 and 5,000 shares of Common Stock that vested on June 27, 2009. All 10,000 of such shares of restricted Common Stock were granted in June 2005 in consideration for services provided in connection with the completion of the Company’s June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors as well as Chairman of the Nominating and Corporate Governance Committee for a period of five years

(6)	Mr. Miller resigned as a member of the board of directors on January 12, 2009. The compensation reported in this table reflects the fees received for his service during the fourth quarter of 2008 which was paid to Mr. Miller during the first quarter of 2009. Mr. Miller did not receive any compensation for the period in January 2009 before his resignation.

(7)	Mr. Morrow did not stand for re-election as a member of the board of directors at the Company’s annual stockholders meeting on December 18, 2008. The compensation reported in this table reflects a pro rata fee for his service during the fourth quarter of 2008 prior to December 18, 2008 which was paid to Mr. Morrow during the first quarter of 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2009. For a description of our 2005 Omnibus Long-Term Incentive Compensation Plan, see “Executive Compensation and Related Matters — Components of Compensation for Named Executive Officers”.

(a)
	Number of	(b)
	Securities to be	Weighted-Average	(c)
	Issued Upon	Exercise Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available for
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	2,072,250	$6.52	1,390,485
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the number of shares of CKX common stock beneficially owned on April 26, 2010 by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of April 26, 2010 have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 93,064,744 shares of our common stock outstanding on April 26, 2010, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after such date. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise set forth below, the address of each of the persons listed below is c/o CKX, Inc., 650 Madison Avenue, New York, New York 10022.

	Shares
	Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned		Common Stock

Beneficial Owners of 5% or More
The Huff Alternative Fund, L.P.	13,946,612	(1)	15.0%
BlackRock, Inc.	11,924,607		12.8%
Capital Research Global Investors	7,850,000	(2)	8.4%
Directors and Executive Officers:
Robert F.X. Sillerman	19,233,311	(3)	20.7%
Howard J. Tytel	2,684,494	(4)	2.9%
Thomas P. Benson	1,390,780	(5)	1.5%
Edwin M. Banks	19,722	(6)	*
Edward Bleier	31,395	(7)	*
Bryan Bloom	1,736	(8)	*
Jerry L. Cohen	61,903	(9)	*
Carl D. Harnick	54,395	(10)	*
Jack Langer	79,395	(11)	*
Priscilla Presley	6,000		*
All directors and executive officers as a group (10 individuals)	23,563,131		25.3%

*	Represents less than 1%.

(1)	Includes shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P. William R. Huff possesses the sole power to vote and dispose of all securities of CKX held by these two Huff entities, subject to certain internal compliance procedures.

(2)	Consists of common stock owned of record by SMALLCAP World Fund, Inc. (6,250,000 shares) and American Funds Insurance Series, Global Small Capitalization Fund (1,600,000 shares). Capital Research and Management Company (CRMC), an investment adviser registered under the Investment Advisers Act of 1940, is the investment adviser to these two funds. Capital Research Global Investors, a division of CRMC, is deemed to be the beneficial owner of shares held by these funds for ownership reporting purposes under Section 13 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

(3)	Includes (i) 15,626,919 shares of Common Stock owned of record by Mr. Sillerman which shares have been pledged, together with certain other collateral, to secure a personal loan extended by Deutsche Bank Trust Company Americas to Mr. Sillerman, (ii) 1,000,000 shares of Common Stock owned of record by Laura Sillerman, (iii) 2,556,392 shares of Common Stock owned of record by Sillerman Capital Holdings, L.P., a limited partnership controlled by Mr. Sillerman through a trust for the benefit of Mr. Sillerman’s descendants and (iv) 50,000 shares of common stock underlying presently exercisable stock options owned by Mr. Sillerman.

(4)	Includes: (i) 2,126,232 shares of common stock owned of record by Mr. Tytel and Sandra Tytel, Mr. Tytel’s spouse, as tenants in common with rights of survivorship, (ii) 419,262 shares of common stock owned by the Sandra Tytel 1998 Trust for the benefit of Jennifer Tytel, (iii) 120,000 shares of Common stock owned by the Tytel Family Foundation and (iv) 20,000 shares of common stock underlying presently exercisable stock options owned by Mr. Tytel.

(5)	Includes: (i) 1,370,780 shares of common stock owned of record by Mr. Benson and (ii) 20,000 shares of common stock underlying presently exercisable stock options owned by Mr. Benson.

(6)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan.

(7)	Includes 29,395 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan and 2,000 shares of common stock purchased on the open market.

(8)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan.

(9)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan. Mr. Cohen has elected to receive all of his director compensation in shares of common stock.

(10)	Includes: (i) 29,395 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 25,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of our June 2005 public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Harnick’s commitment to continue to serve as chairman of the Audit Committee for a period of five years. One half of the shares received by Mr. Harnick are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares were subject to forfeiture, on a pro rata basis, in the event Mr. Harnick voluntarily resigned his position prior to the expiration of the five-year term. Of the 25,000 shares granted in June 2005, 2,500 remain subject to restrictions.

(11)	Includes: (i) 29,395 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 50,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of the our public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors and chairman of the Nominating and Corporate Governance Committee for a period of five years. One half of the shares received by Mr. Langer are subject to restrictions which lapse ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares were subject to forfeiture, on a pro rata basis, in the event Mr. Langer voluntarily resigned his position prior to the expiration of the five-year term. Of the 50,000 shares granted in June 2005, 7,500 remain subject to restrictions.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the terms of their employment agreements, certain employees of the Company, including Messrs. Tytel and Benson, are permitted to spend a portion of their time providing services for Mr. Sillerman and/or certain affiliates. In addition, certain non-management employees of the Company provide services for Mr. Sillerman and/or certain affiliates. The compensation committee of the Company’s board of directors reviews the amount of time spent on outside endeavors by the Company’s employees on a quarterly basis, and to the extent the compensation committee believes any such employee is engaging in outside activities at a level whereby he is being compensated by the Company for the time spent on such outside activities, the compensation committee may require that the employee reduce the level of outside services being performed, and further, may require that the recipient of such services (either Mr. Sillerman or certain affiliates) reimburse the Company for the compensation attributable to the time spent thereon. In 2009, the compensation committee determined that certain non-management employees of the Company had provided services to Mr. Sillerman with an aggregate value of $173,867. Mr. Sillerman’s salary for the year ended December 31, 2009 was reduced by such amount to compensate the Company for such services. In 2008, the compensation committee determined that employees of the Company had provided services to Mr. Sillerman and/or certain affiliates with an aggregate value of $159,706. Mr. Sillerman’s salary for the year ended December 31, 2008 was reduced by such amount to compensate the Company for such services.

The information set forth under “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Exercise of Amended Call Option,” “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Terminated Merger Agreement” and “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Transactions Involving FX Real Estate and Entertainment Inc.” of the Original Report is incorporated herein by reference.

Loan to Promenade Trust

On December 8, 2009, the Company made a loan to The Promenade Trust in the amount of approximately $0.5 million. The Promenade Trust holds the Company’s Series B Convertible Preferred Stock and is the owner of the minority equity interest in the Presley Business. The principal amount of the loan along with interest was repaid from the proceeds of the February 8, 2010 quarterly dividend on the preferred stock.

Loan Prepayment

On July 13, 2009, the Company prepaid $300,000 of principal payment due in February 2012 under the Company’s subordinated promissory note that was issued in connection with the acquisition of the Presley Business.

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

Upon payment of the outstanding amounts referenced above, the Company reached an agreement with Flag Anguilla, Flag Luxury Properties, a company in which Robert F.X. Sillerman owns approximately 33% of the outstanding equity, and FX Real Estate and Entertainment Inc. (“FXRE”), pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX and vacated the space, and (ii) CKX sublicensed a portion of such space to each of Flag Anguilla, Flag Luxury Properties and FXRE. The terms of the agreements run concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and FXRE pay its pro rata share of the rent for the space it occupies to CKX, with such payments made on the first day of every month during the term. Each agreement is terminable at the option of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, on 90 days written notice, and is terminable at the option of CKX upon the failure of Flag Anguilla, FXRE or Flag Luxury Properties, as the case may be, to make a single rental payment when due, subject to a five (5) day cure period. As of December 31, 2009 and through March 2010, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments,

Technology Company Investment

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

Vendor Loan

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

Director Independence

Our board has determined that the following directors are independent within the meaning of the rules and regulations of The NASDAQ Stock Market®: Edwin M. Banks; Edward Bleier; Bryan Bloom; Jerry L. Cohen; Carl D. Harnick and Jack Langer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the fees paid by the Company and its subsidiaries for services rendered by Deloitte & Touche LLP for the years ended December 31, 2009 and December 31, 2008:

	2009	2008

Audit Fees (1)	$2,745,397	$2,778,652
Audit-Related Fees	—	—
Tax Fees (2)	148,441	81,855
All Other Fees		—

Total	$2,893,837	$2,860,507

(1)	Audit fees in 2008 include $82,000 related to acquisition-related services and the Company’s proposed terminated merger transaction.

(2)	Tax fees related to tax compliance, advice and planning.

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

(a) List of Documents filed as part of this Report:

(1) Financial Statements: The following financial statements were previously included in the Original Report:

The Consolidated Financial Statements for the year ended December 31, 2009 commence on page 54 of the Original Report.

(2) Financial Statement Schedule: The following financial statement schedules were previously included in the Original Report:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

The Financial Statement Schedule commences on page 85 of the Original Report.

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

CKX, Inc.

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board	April 30, 2010

By:	/s/ THOMAS P. BENSON Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer	April 30, 2010

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer