Form 10-Q
period 2010-03-31
CKX, Inc.
filed 2010-05-10
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 6, 2010 there were 93,065,044 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$55,052	$66,587
Receivables, net of allowance for doubtful accounts of $730 at March 31, 2010 and $742 at December 31, 2009	62,333	52,252
Inventories, net of allowance for obsolescence of $670 at March 31, 2010 and $661 at December 31, 2009	1,850	1,977
Prepaid expenses and other current assets	27,290	26,092
Prepaid income taxes	6,746	4,610
Deferred tax assets	3,419	3,551

Total current assets	156,690	155,069
Property and equipment — net	46,334	49,590
Receivables	2,151	2,693
Loans to related parties	1,766	2,221
Other assets	38,165	49,453
Goodwill	114,659	116,873
Other intangible assets — net	115,768	119,809
Deferred tax assets	3,676	3,974

TOTAL ASSETS	$479,209	$499,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,440	$39,144
Accrued expenses	20,403	25,689
Current portion of long-term debt	515	482
Deferred revenue	14,332	12,885

Total current liabilities	63,690	78,200
Long-term liabilities:
Long-term debt	100,131	100,647
Deferred revenue	3,190	2,850
Other long-term liabilities	2,699	2,828
Deferred tax liabilities	21,966	22,835

Total liabilities	191,676	207,360

Redeemable restricted common stock — 534,082 shares outstanding at March 31, 2010 and December 31, 2009	7,347	7,347
Commitments and contingencies (see note 15)
CKX, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,844,763 shares issued at March 31, 2010 and 96,831,149 issued at December 31, 2009	968	968
Additional paid-in-capital	395,922	394,839
Accumulated deficit	(88,890)	(83,857)
Common stock in treasury — 4,477,438 shares at March 31, 2010 and December 31, 2009	(22,647)	(22,647)
Accumulated other comprehensive loss	(33,594)	(33,394)

CKX, Inc. stockholders’ equity	274,584	278,734

Noncontrolling interests	5,602	6,241

Total equity	280,186	284,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,209	$499,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenue	$66,647	$81,506
Operating expenses:
Cost of sales	29,621	28,310
Selling, general and administrative expenses	18,331	17,924
Corporate expenses	5,333	4,175
Impairment charges	4,853	—
Depreciation and amortization	5,143	4,438
Acquisition-related costs	—	1,537
Provision for severance and other restructuring-related costs	6,118	1,418
Other expense	538	128

Total operating expenses	69,937	57,930

Operating income (loss)	(3,290)	23,576
Interest income	50	103
Interest expense	(867)	(1,050)

Income (loss) before income taxes and equity in earnings (losses) of affiliates	(4,107)	22,629
Income tax expense	636	9,294

Income (loss) before equity in earnings (losses) of affiliates	(4,743)	13,335
Equity in earnings (losses) of affiliates	(12)	62

Net income (loss)	(4,755)	13,397
Dividends on preferred stock	(456)	(456)

Net income (loss) available to CKX, Inc.	(5,211)	12,941
Less: Net (income) loss attributable to noncontrolling interests	178	(878)

Net income (loss) attributable to CKX, Inc.	$(5,033)	$12,063

Income (loss) per share:
Basic income (loss) per share	$(0.05)	$0.13

Diluted income (loss) per share	$(0.05)	$0.13

Average number of common shares outstanding:
Basic	92,882,596	93,798,843
Diluted	92,882,596	93,954,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(4,755)	$13,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,143	4,438
Impairment charges	4,853	—
Non-cash provision for severance and other restructuring-related costs	552	—
Write-off of deferred costs	—	874
Unrealized foreign currency losses (gains)	292	448
Share-based payments	564	342
Equity in losses (earnings) of affiliates, net of cash received	12	(62)
Deferred income taxes	(439)	278
Non-cash interest expense	359	231
Provision for inventory and accounts receivable allowance	19	112
Changes in operating assets and liabilities:
Receivables	(9,536)	(12,431)
Prepaid income taxes	(2,136)	—
Other assets	10,918	(2,076)
Accounts payable and accrued expenses	(15,990)	(6,357)
Deferred revenue	1,787	(14,945)
Income taxes payable	—	1,698
Other	(1,222)	6,150

Net cash used in operating activities	(9,579)	(7,903)

Cash flows from investing activities:
Purchases of property and equipment	(659)	(3,912)

Net cash used in investing activities	(659)	(3,912)

Cash flows from financing activities:
Distributions to noncontrolling interest shareholders	(425)	(1,324)
Principal payments on debt	(483)	(489)
Dividends paid on preferred stock	—	(456)

Net cash used in financing activities	(908)	(2,269)

Effect of exchange rate changes on cash and cash equivalents	(389)	(151)

Net decrease in cash and cash equivalents	(11,535)	(14,235)

Cash and cash equivalents — beginning of period	66,587	101,895

Cash and cash equivalents — end of period	$55,052	$87,660

Supplemental cash flow data:
Cash paid during the period for:
Interest	$561	$519
Income taxes	3,104	6,515

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2010 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

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

The financial information in this report for the three months ended March 31, 2010 and 2009 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.

2.	Accounting Policies

During the three months ended March 31, 2010, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This standard is effective for the Company beginning in 2010 and has not had a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard is effective for the Company beginning in 2010 and has not had a material impact on the Company’s financial statements.

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

3.	Transaction with Simon Fuller

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $2.5 million of which was paid in the three months ended March 31, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the Creative Consulting Fee payable to Mr. Fuller. For the three months ended March 31, 2010, the Company has recorded $2.7 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller receives an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010; the final installment of £0.5 million ($0.8 million) is due to be paid in the second quarter of 2010. The Company also paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received £1.2 million ($1.9 million) in separation payments. The Company recorded $0.6 million of share-based compensation expense in the three months ended March 31, 2010 due to the acceleration of the vesting of stock options held by Mr. Fuller upon the termination of his employment agreement. $4.4 million has been recorded to the provision for severance and other restructuring-related costs in the three months ended March 31, 2010 related to these agreements with Mr. Fuller. The Company expects to expense an additional $1.2 million in the second quarter of 2010.

4.	Provision for Severance and Other Restructuring-Related Costs

In connection with the transaction with Simon Fuller described in Note 3 above, management initiated a review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. As a result of this process, the Company has incurred severance and other restructuring-related costs of $1.7 million in the three months ended March 31, 2010 and expects to incur additional charges in 2010. The amount of such additional charges will depend on a number of factors including the final determination of which businesses the Company will exit and the ultimate scope of the reductions in selling, general and administrative expenses.

As a result of the implementation of the strategy noted above, the Company will be reducing headcount and has notified a total of 40 employees that they will be terminated. As of March 31, 2010, 10 of these employees had been terminated. The Company recorded a net liability of $1.1 million representing the provision for severance and other restructuring-related costs that have not yet been paid as of March 31, 2010. The Company expects that there will be additional headcount reductions in 2010 and will record the corresponding provision for severance and other restructuring-related costs when the employees are notified or over the remaining service periods of the notified employees if such service periods are significant.

The following table outlines the details of the components of the restructuring charges, including costs for the transaction with Simon Fuller, and the payments made in the three months ended March 31, 2010:

		Payments/Vesting
	Provision for the	During the Three
	Three Months Ended	Months Ended	Net Liability as of
	March 31, 2010	March 31, 2010	March 31, 2010

Severance and other employee-related termination costs	$1,369	$(68)	$1,301
Costs associated with transaction with Simon Fuller	4,417	(4,794)	(377)
Costs associated with termination of leases related to office closures	129	—	129
Other	203	(126)	77

	$6,118	$(4,988)	$1,130

In the three months ended March 31, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business, which was reclassified to the provision for severance and other restructuring-related costs from selling, general and administrative expenses to conform to the 2010 presentation.

5.	Transactions Involving FX Real Estate and Entertainment Inc.

About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. On January 10, 2008, CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as selected background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE, nor is it a party to any continuing material transactions with FXRE. A further description of the Company’s historical transactions with FXRE can be found in the Company’s Form 10-K. Information about FXRE can be found at www.sec.gov or ir.fxree.com.

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

Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable. FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreements, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 of $10.0 million was paid to the Company in April 2008 and was deferred under the Company’s revenue recognition policy.

As a result of the termination of the license agreements on March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. The $10.0 million in 2007 license revenue was recognized in the three months ended March 31, 2009 upon termination of the license agreement.

6.	Elvis Cirque du Soleil Show

Together with Cirque du Soleil and MGM MIRAGE, the Company recently launched Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day. The show was developed and is operated in a partnership jointly owned by Cirque du Soleil and the Company and has been determined by the Company to be a variable interest entity. The Company is not the primary beneficiary of the partnership because it does not have the power to direct the activities of the partnership that most significantly impact its economic performance and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. These costs are being amortized over five years by the partnership.

Additionally, another partnership was created by Cirque du Soleil and the Company to hold the intellectual property related to the show, to collect royalty-related revenue based on the profitability of the show and to distribute royalty payments to the various rights holders of the show’s intellectual property. This entity also holds the rights to intellectual property created during the creation of the show and pays a royalty to other third party creators of the show. As this partnership generates a distinct royalty stream, the Company records the royalties earned related to intellectual property it owns and it acquires through third parties as revenue. Costs incurred to third parties by the Company are recorded as expenses. The Company will also recognize as revenue a management fee it receives from the operating partnership to cover any operational expenses incurred to support the partnership.

The Company recorded revenue of $1.8 million and cost of sales of $0.9 million in the three months ended March 31, 2010 related to royalties on the Company’s intellectual property partnership with Cirque du Soleil for Viva ELVIS. The Company recorded a loss of $0.5 million from unconsolidated affiliates for the three months ended March 31, 2010 related to the Company’s investment in the Cirque du Soleil operating partnership. The loss is primarily due to certain one-time costs associated with the gala opening of the show in February 2010 without offsetting revenue as a result of the limited number of performances during the quarter. Additionally, the Company recorded a return of production capital of $1.8 million in the three months ended March 31, 2010. The Company’s net investment in the partnership with Cirque du Soleil of $19.2 million at March 31, 2010 is recorded in the Presley Business — Royalties and Licensing segment within other assets on the accompanying condensed consolidated balance sheet.

7.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three months ended March 31, 2010 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$(4,755)	$13,397
Foreign currency translation adjustments	(200)	(2,427)

	(4,955)	10,970
Net (income) loss attributable to noncontrolling interests	178	(878)

Comprehensive income (loss)	$(4,777)	$10,092

In 2009 and prior years, foreign currency translation adjustments resulted from the conversion of 19 Entertainment’s financial statements (see Change in Functional Currency below). In the three months ended March 31, 2010, foreign currency adjustments resulted from foreign currency movements related to subsidiaries at 19 Entertainment that did not change functional currency from U.K. sterling to U.S. dollars.

Change in Functional Currency

As described in Note 3 above, Simon Fuller, the CEO and founder of 19 Entertainment, separated from the Company in January 2010. This departure represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management has reassessed the functional currency of the 19 Entertainment operating segment. The Company has concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. sterling to U.S. dollars. The Company has effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 financial information previously included in the Company’s Form 10-K.

8.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. For the three months ended March 31, 2010, diluted earnings per share is the same as basic earnings per share as a result of the Company’s net loss in the current period. In general, diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares, including one incremental share for the assumed exercise of the Company’s series C preferred stock. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 2,147,900 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the three months ended March 31, 2009.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three months ended March 31, 2009:

Basic common shares outstanding (including redeemable restricted common stock)	93,798,843
Incremental shares for assumed exercise of Series C preferred stock, restricted stock and stock options	155,557

Diluted common shares outstanding (including redeemable restricted common stock)	93,954,400

9.	Intangible Assets and Goodwill

Indefinite lived intangible assets as of March 31, 2010 and December 31, 2009 consist of (dollar amounts in thousands):

Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Definite lived intangible assets as of March 31, 2010 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	9.8 years	$28,900	$(9,784)	$19,116
Other Presley intangible assets	11.9 years	13,622	(6,856)	6,766
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	2.0 years	64,517	(45,766)	18,751
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	2.1 years	17,838	(13,841)	3,997
MBST artist contracts, profit participation rights and other intangible assets	1.6 years	4,270	(3,497)	773

		$129,147	$(79,744)	$49,403

The gross carrying amount of intangible assets of $129.1 million as of March 31, 2010 in the table above differs from the amount of $129.4 million as of December 31, 2009 in the table below due to foreign currency movements of $0.3 million related to Storm, which continues to use U.K. sterling as its functional currency. The Company has consolidated the results of operations of Storm since the date of acquisition (August 6, 2009) in the 19 Entertainment operating segment.

Definite lived intangible assets as of December 31, 2009 consist of (dollar amounts in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Definite Lived Intangible Assets:
Presley record, music publishing, film and video rights	$28,900	$(9,298)	$19,602
Other Presley intangible assets	13,622	(6,538)	7,084
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	64,517	(43,423)	21,094
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	18,087	(13,387)	4,700
MBST artist contracts, profit participation rights and other intangible assets	4,270	(3,306)	964

	$129,396	$(75,952)	$53,444

Amortization expense for definite lived intangible assets was $4.4 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the nine months ending December 31, 2010	$10,631
For the years ending December 31, 2011	13,788
2012	5,743
2013	3,126
2014	2,983

Goodwill as of March 31, 2010 consists of (dollar amounts in thousands):

	Balance at		Balance at
	December 31,		March 31,
	2009	Impairment	2010

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	89,009	(2,214)	86,795
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$116,873	$(2,214)	$114,659

As noted in Note 4, management initiated a review of each of the businesses currently conducted by 19 Entertainment and the Company intends to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream and to exit most of the other businesses within 19 Entertainment. These actions are a triggering event and the Company therefore evaluated the 19 Entertainment goodwill and intangible assets for impairment. 19 Entertainment has recognized a non-cash impairment charge of $2.2 million in the three months ended March 31, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed. Management continues to review the businesses currently conducted by 19 Entertainment in order to focus its efforts on its established brands. Therefore, additional impairment charges may be recorded in 2010.

In addition to the costs described above, 19 Entertainment recognized a non-cash impairment charge of $2.5 million as of December 31, 2009 to reduce the carrying amount of assets of Storm Model Management (“Storm”) as a result of Simon Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm, a U.K.-based modeling agency, in the third quarter of 2009, with the expectation that Mr. Fuller would be a key contributor to its growth and operations.

10.	Debt

On March 12, 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our then Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility. The Company has written off $0.2 million of deferred financing fees to interest expense in the three months ended March 31, 2010 for the reduction in the size of the Credit Facility. As of March 31, 2010, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein.

A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility was payable monthly in arrears through the date of the amendment entered into by the Company as described above (March 12, 2010). Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at March 31, 2010 bears interest at the Eurodollar rate resulting in an effective annual interest rate at March 31, 2010 of 1.76% based upon a margin of 150 basis points.

Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of March 31, 2010.

The fair value of the Company’s debt has been calculated using a present value model and an observable market rate at $95.8 million as of March 31, 2010, reflecting to the favorable interest rates on the Company’s debt instruments.

At March 31, 2010, the Company had $0.6 million outstanding under a subordinated promissory note issued in connection with the acquisition of the Presley Business, which bears interest at the rate of 5.385% per annum. The principal and interest under the note are payable in an installment of principal and interest of $0.6 million on February 7, 2011, with a final installment of principal and interest due and payable on February 7, 2012.

11.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2010	$278,734	$6,241	$284,975
Net loss	(4,577)	(178)	(4,755)
Distributions/distributions payable to noncontrolling interest shareholders	—	(425)	(425)
Series B preferred dividends	(456)	—	(456)
Other comprehensive income	(200)	—	(200)
Other	1,083	(36)	1,047

Balance at March 31, 2010	$274,584	$5,602	$280,186

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	12,519	878	13,397
Distributions to noncontrolling interest shareholders	—	(1,324)	(1,324)
Series B preferred dividends	(456)	—	(456)
Other comprehensive loss	(2,427)	—	(2,427)
Other	350	—	350

Balance at March 31, 2009	$247,447	$4,833	$252,280

12.	Share-Based Payments

Share-based compensation expense was $0.6 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. As noted in Note 3, the Company recorded $0.6 million of additional expense to provision for severance and other restructuring-related costs in the three months ended March 31, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement.

During the three months ended March 31, 2010, the Company granted 1,271,500 stock options to employees. These options vest 20% on each of the first five anniversaries of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the weighted average fair market value of the underlying common stock on the date of grant ($5.63). The weighted average fair value of the grants was $2.62 per option. Compensation expense is being recognized ratably over the vesting period, assuming 10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the three months ended March 31, 2010:

Weighted average risk-free average interest rate	3.1%
Volatility	41.9%
Expected life (years)	6.5
Dividend yield	0.0%

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

For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $0.6 million, reflecting the Company’s estimated 2010 effective tax rate of 31.8%, a one-time beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar and a one-time benefit resulting from the reorganization of 19 Entertainment, offset by a one-time detriment relating to the 2006 IRS audit which is currently in process and a one-time detriment relating to tax not receiving benefit of the impairment charges.

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $9.3 million, reflecting the Company’s estimated 2009 effective tax rate of 41.1%.

The decrease in the 2010 effective tax rate relates primarily to the Company anticipating less annualized book income and having less book-tax permanent adjustments.

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

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

14.	Property and Equipment Impairment

The Presley Business recognized a non-cash impairment of $2.6 million to reduce the carrying amount of buildings for a rental property that it owns which has begun to wind-down operations in advance of being prepared for an alternative use in the future. The charge is recorded in the Graceland Operations operating segment.

15.	Commitments and Contingencies

Elvis Cirque du Soleil Show

In connection with the Cirque du Soleil Viva Elvis show, described in Note 6 above, the Company expects its portion of the total expected development spending to be approximately $26 million. To date, the Company has incurred expenditures for the development of the show of $21.5 million. The Company expects to fund the remaining $4.5 million in the second and third quarters of 2010.

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

Following the exercise of the amended call option, 534,082 shares remain subject to the Put and Call Option Agreement.

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

The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. Such amounts are being recognized as revenue over the hours broadcast in the first and second quarters of the broadcast seasons from 2010 through 2012. The Company paid $26.9 million to Mr. Seacrest through March 31, 2010. The Company will make payments to Mr. Seacrest of $4.9 million over the reminder of 2010, $6.6 million in 2011 and $6.6 million in 2012.

Simon Fuller Transaction

See Note 3 for a description of commitments under the Simon Fuller transaction.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2010 advance was paid in March 2010. Profits will be split evenly between the producer and the Company. The agreement expires on December 31, 2012.

MBST

In connection with the acquisition of MBST, the sellers may receive up to an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period ending August 9, 2010. The receipt by the sellers of any such shares will be accounted for as additional purchase price at the time such performance thresholds are met.

Contingencies

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from these actions or claims will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

16.	Segment Information

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

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended March 31, 2010:
Revenue	$5,714	$6,611	$53,440	$882	$—	$66,647

Operating income (loss)	$2,940	$(4,120)	$2,841	$530	$(5,481)	$(3,290)

Depreciation and amortization	$645	$592	$3,749	$9	$148	$5,143

OIBDAN	$3,601	$(870)	$9,479	$539	$(4,927)	$7,822

Three months ended March 31, 2009:
Revenue	$12,463	$6,126	$61,289	$1,628	$—	$81,506

Operating income (loss)	$10,570	$(1,557)	$20,608	$(321)	$(5,724)	$23,576

Depreciation and amortization	$645	$563	$3,197	$21	$12	$4,438

OIBDAN	$11,227	$(973)	$23,910	$(296)	$(5,512)	$28,356

Asset Information:
Segment assets at March 31, 2010	$97,772	$72,035	$204,325	$31,248	$73,829	$479,209

Segment assets at December 31, 2009	$98,662	$73,379	$211,911	$31,262	$84,468	$499,682

Below is a reconciliation of the Company’s OIBDAN to net income (loss):

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)

OIBDAN	$7,822	$28,356
Depreciation and amortization	(5,143)	(4,438)
Impairment charges	(4,853)	—
Non-cash compensation included in severance and other restructuring-related costs	(552)	—
Non-cash compensation	(564)	(342)
Interest income	50	103
Interest expense	(867)	(1,050)
Equity in earnings (losses) of affiliates	(12)	62
Income tax expense	(636)	(9,294)

Net income (loss)	$(4,755)	$13,397

17.	Related Party Transactions

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

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to the Interim Shares and paid to Mr. Fuller a gross purchase price of $15.0 million. The Interim Shares purchased by the Company were recorded as treasury shares. The Company recorded a cost of $0.8 million for payroll-related taxes associated with the exercise of the call option in the second quarter of 2009.

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

Please see Note 3, Transactions with Simon Fuller.

Please see Note 5, Transactions Involving FX Real Estate and Entertainment Inc.

On December 8, 2009, the Company made a loan in the amount of $455,115 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on February 8, 2010.

The Company subleases from a third party 16,180 square fee, comprising the entire 16th and a portion of the 15th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. CKX sublicensed a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and FXRE, companies which are affiliated with Robert F.X. Sillerman. CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties an FXRE pay its pro rata share of the rent for the space it occupies to CKX. As of March 31, 2010 and through May 2010, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum due monthly, which has been paid currently through March 31, 2010. Principal payments are due in each February during the years 2009 through 2012 based on a rate of 50% of the vendor’s cash flow, as defined. All amounts outstanding under the loan come due in August 2012. No principal payments were due or have been made through February 2010 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at March 31, 2010. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.1 million was expensed under the agreement in the three months ended March 31, 2010 and 2009. The consulting agreement may be terminated by either party upon sixty days notice.

18.	Subsequent Events

The Company evaluated subsequent events through this filing.

On May 7, 2010, the Company announced that Robert F.X. Sillerman has resigned as Chairman and Chief Executive Officer of the Company and has resigned from the Company’s Board of Directors, effective immediately.

The Board of Directors of the Company announced that Michael G. Ferrel, a former Director and President of the Company, will serve as acting Chief Executive Officer and that Director Edward Bleier was appointed as Chairman of the Board. Mr. Ferrel was also appointed to the Board of Directors.

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2009. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

Transaction with Simon Fuller

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $2.5 million of which was paid in the three months ended March 31, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances from the Creative Consulting Fee payable to Mr. Fuller. For the three months ended March 31, 2010, the Company has recorded $2.7 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller receives an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received £1.2 million ($1.9 million)

in separation payments. The Company recorded $0.6 million of share-based compensation expense in the three months ended March 31, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement. $4.4 million has been recorded to the provision for severance and other restructuring-related costs in the three months ended March 31, 2010 related to these agreements with Mr. Fuller. The Company expects to expense an additional $1.2 million in the second quarter of 2010.

Provision for Severance and Other Restructuring-Related Costs

In connection with the transaction with Simon Fuller described above, management initiated a review of each of the businesses currently conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. As a result, management intends to exit most of the other businesses within 19 Entertainment by the summer of 2010. These businesses will be closed, sold or transferred, including potentially being sold or transferred to Mr. Fuller’s new entertainment venture, XIX Entertainment. These changes are expected to substantially reduce 19 Entertainment’s spending on new development projects and associated selling, general and administrative expenses. As a result of this process, the Company has incurred severance and other restructuring-related costs of $1.7 million in the three months ended March 31, 2010 and expects to incur additional charges in 2010. The amount of such additional charges will depend on a number of factors including the final determination of which businesses the Company will exit and the ultimate scope of the reductions in selling, general and administrative expenses as well as negotiations with XIX Entertainment regarding the potential future transfer of assets to that company from 19 Entertainment. Management believes that the steps it is currently taking to restructure the business will reduce 19 Entertainment’s annual selling, general and administrative expenses by approximately $15 million beginning in the third quarter of 2010.

As a result of the implementation of the strategy noted above, the Company will be reducing headcount and has notified a total of 40 employees that they will be terminated. As of March 31, 2010, 10 of these employees had been terminated. The Company recorded a net liability of $1.1 million representing the provision for severance and other restructuring-related costs that have not yet been paid as of March 31, 2010. The Company expects that there will be additional headcount reductions in 2010 and will record the corresponding provision for severance and other restructuring-related costs when the employees are notified or over the remaining service periods of the notified employees if such service periods are significant.

In the three months ended March 31, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business, which has been reclassified to the provision for severance and other restructuring-related costs from selling, general and administrative expenses to conform to the 2010 presentation.

Transactions Involving FX Real Estate and Entertainment Inc.

About FXRE

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in June and September of 2007. On January 10, 2008, CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE nor is it a party to any continuing material transactions with FXRE. Information about FXRE can be found at www.sec.gov or ir.fxree.com.

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

On March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. The $10.0 million in 2007 license revenue was recognized in the three months ended March 31, 2009 upon termination of the license agreement.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The current ninth broadcast season has aired 36.5 hours during the first quarter of 2010 and we expect to air 19.5 hours in the second quarter, inclusive of 1.0 hour for Idol Gives Back, for a total of 56.0 hours. In 2009, we aired 34.0 hours and 16.0 hours during the first and second quarters, respectively, for a total of 50.0 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed the current 2010 season of American Idol, with an automatic renewal for the 2011 season upon the show achieving certain minimum ratings. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. Fox also agreed to make an annual payment to 19 Entertainment tied to the most recent recording agreement with Sony Music.

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

The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. Such amounts are being recognized as revenue over the broadcast in the first and second quarters of the broadcast seasons from 2010 through 2012. The amount of revenue recorded in the three months ended March 31, 2010 is the reimbursement to be received for the hours broadcast in the quarter.

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

Together with Cirque du Soleil and MGM MIRAGE, the Company recently launched Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life and music of Elvis Presley. The show, which is being presented at the brand new ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day. The show was developed and is operated in a partnership jointly owned by Cirque du Soleil and the Company. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show and the cost of the show is being amortized over five years by the partnership.

Additionally, another partnership was created by Cirque du Soleil and the Company to hold the intellectual property related to the show, to collect royalty-related revenue based on the profitability of the show and to distribute royalty payments to the various rights holders of the show’s intellectual property. This entity also holds the rights to intellectual property created during the creation of the show and pays a royalty to other third party creators of the show. As this partnership generates a distinct royalty stream, the Company records the royalties earned related to intellectual property it owns and it acquires through third parties as revenue. Costs incurred to third parties by the Company are recorded as expenses. The Company will also recognize as revenue a management fee it receives from the operating partnership to cover any operational expenses incurred to support the partnership.

In the first quarter of 2010, the Presley Business has begun reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas. The financial results from the show are highly dependent on revenue generated from ticket sales. The costs to operate the show include production costs which are generally fixed in nature and variable costs including royalties and rent.

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

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We also incur expenses in exploring additional opportunities to bring Elvis-related attractions to strategic locations throughout the world.

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

Change in Functional Currency

As noted above, Simon Fuller resigned as Chief Executive Officer of 19 Entertainment in January 2010. This departure represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19

Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management has reassessed the functional currency of the 19 Entertainment operating segment. The Company has concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. sterling to U.S. dollars. The Company has effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 financial information previously included in the Company’s Form 10-K.

The impact of this change is that the 19 Entertainment operating segment is measured in U.S. dollars effective January 1, 2010. Historically, 19 Entertainment has generated foreign currency gains and losses as transactions denominated in U.S. dollars were re-measured into U.K. sterling at the balance sheet date. As a result of the change, 19 Entertainment’s operating results reflect less foreign currency-related volatility in 2010 and the 2010 operating results of 19 Entertainment may not be directly comparable to 2009.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and three months ended March 31, 2010 and 2009.

Consolidated Operating Results Three Months Ended March 31, 2010

Compared to Three Months Ended March 31, 2009

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009	Variance
	(In thousands)

Revenue	$66,647	$81,506	$(14,859)
Operating expenses	69,937	57,930	12,007
Other expense	538	128	410
Operating income (loss)	(3,290)	23,576	(26,866)
Income tax expense	636	9,294	(8,658)
Net income attributable to CKX, Inc.	(5,033)	12,063	(17,096)

Operating income (loss)	$(3,290)	$23,576	$(26,866)
Impairment charge	4,853	—	4,853
Depreciation and amortization	5,143	4,438	705
Non-cash provision for severance and other restructuring-related costs	552	—	552
Non-cash compensation	564	342	222

OIBDAN	$7,822	$28,356	$(20,534)

Revenue decreased $14.9 million in 2010 due primarily to $12.1 million of revenue for Superstars of Dance, a television program that aired only in 2009, and the recognition of $10.0 million of revenue related to the terminated FXRE license agreements in 2009 offset by higher revenue from American Idol. Higher operating expenses of $12.0 million for the three months ended March 31, 2010 resulted from $6.1 million in severance and other restructuring-related costs at 19 Entertainment, $4.9 million of impairment charges at 19 Entertainment and the Presley Business and $9.6 million of costs associated with the transaction with Ryan Seacrest, which were partially offset by $10.7 million of costs related to Superstars of Dance in 2009.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended March 31, 2010 and 2009 (all amounts reflected for 2009 have been recasted to conform to the 2010 presentation):

Three Months Ended March 31, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$29,100	$(12,663)	$16,437
Other IDOLS television programs (including license fees and sponsorship)	4,140	(485)	3,655
So You Think You Can Dance	1,621	(1,354)	267
If I Can Dream and other television productions	1,924	(4,235)	(2,311)
U.S. music and artist management	11,781	(4,527)	7,254
Other	4,874	(4,077)	797

	$53,440	$(27,341)	$26,099
Selling, general and administrative expenses, excluding non-cash compensation			(10,520)
Provision for severance and other restructuring-related costs (excluding non-cash compensation for accelerated vesting)			(5,566)
Other expense			(534)

OIBDAN			$9,479

OIBDAN			$9,479
Impairment charge			(2,214)
Depreciation and amortization			(3,749)
Non-cash provision for severance and restructuring-related charges			(552)
Non-cash compensation			(123)

Operating income			$2,841

Three Months Ended March 31, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$24,655	$(4,125)	$20,530
Other IDOLS television programs (including license fees and sponsorship)	3,749	(131)	3,618
So You Think You Can Dance	3,566	(2,483)	1,083
If I Can Dream and other television productions	11,658	(12,713)	(1,055)
U.S. music and artist management	14,568	(5,767)	8,801
Other	3,093	(1,854)	1,239

	$61,289	$(27,073)	$34,216
Selling, general and administrative expenses, excluding non-cash compensation			(10,178)
Other expense			(128)

OIBDAN			$23,910

OIBDAN			$23,910
Depreciation and amortization			(3,197)
Non-cash compensation			(105)

Operating income			$20,608

The revenue decrease of $7.8 million is due primarily to the prior year television program, Superstars of Dance, which had a limited run in 2009, which was partially offset by increased revenue for American Idol. Cost of sales in 2010 includes $2.7 million for the Simon Fuller profit share, which offset reduction in other costs.

American Idol 9 aired 36.5 series hours in the U.S. in 2010 while American Idol 8 aired 34.0 series hours in the U.S. in 2009. American Idol revenue increased by $4.4 million in 2010 as the additional 2.5 hours of programming and an increase in guaranteed license fees and revenue from the Ryan Seacrest arrangement more than offset reduced revenue from on-air and off-air sponsorship deals. Cost of sales for American Idol increased $8.5 million due to $9.6 million of cost amortization for the Ryan Seacrest deal and Simon Fuller’s profit share, which partially offset other cost reductions.

Other IDOLS revenue increased $0.4 million due primarily to increased television revenue. Cost of sales increased due to the Simon Fuller profit share.

So You Think You Can Dance revenue declined $1.9 million primarily due to a So You Think You Can Dance Canadian tour in 2009. So You Think You Can Dance television revenue increased $1.0 million due foreign tapes sales from the additional broadcast season in the fourth quarter of 2009 which partially offset a decline in commercial revenue. Cost of sales declined due to the prior year tour costs.

If I Can Dream and other television productions revenue decreased $9.7 million in 2010; $12.1 million of this decrease represents Superstars of Dance, a limited run program which aired 9 series hours on the NBC network in January 2009. Cost of sales declined $8.5 million primarily due to the prior year broadcast of Superstars of Dance, partially offset by development and launch costs for If I Can Dream.

For U.S. music and artist management, revenue declined $2.8 million from the prior year as sales by former American Idol contestants were offset by the cyclical recording schedule of the artist group. Cost of sales declined $1.2 million due to reduced royalties paid to artists, partially offset by Simon Fuller’s profit share.

Other revenue increased $1.8 million, including a $1.2 million contribution from Storm, which was acquired in August 2009.

Selling, general and administrative expenses increased by $0.3 million. Other expense of $0.5 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, represent foreign exchange gains and losses generated at 19 Entertainment. In 2009, the loss resulted from transactions recorded in currencies other than the U.K. pound sterling functional currency. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound sterling to U.S. dollar, the loss results from transactions in currencies other than the U.S. dollar, primarily U.K. pound sterling.

Severance and other restructuring-related costs recorded by 19 Entertainment were $6.1 million in the three months ended March 31, 2010. These costs primarily represent $4.4 million of expenses related to the transaction with Simon Fuller described above and $1.4 million of severance costs recorded during the quarter.

The $2.2 million impairment charge is to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009	Variance
	(In thousands)

Revenue	$5,714	$12,463	$(6,749)
Cost of sales	(902)	(234)	(668)
Selling, general and administrative expense, excluding non-cash compensation	(1,211)	(1,002)	(209)

OIBDAN	$3,601	$11,227	$(7,626)

OIBDAN	$3,601	$11,227	(7,626)
Depreciation and amortization	(645)	(645)	—
Non-cash compensation	(16)	(12)	(4)

Operating income	$2,940	$10,570	$(7,630)

The decrease in royalties and licensing revenue of $6.7 million for three months ended March 31, 2010 compared to 2009 was due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement in 2009 and lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.2 million. The decrease was primarily offset by $1.8 million of revenue related to the Viva ELVIS Cirque du Soleil show in Las Vegas and higher net other royalties of $0.7 million. Royalties and licensing cost of sales increased $0.7 million primarily due to $0.9 million of third party royalties for the Viva ELVIS show offset by lower DVD box set sales in 2010. Royalties and licensing selling, general and administrative expenses increased by $0.2 million primarily due to higher legal expenses.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended March 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009	Variance
	(In thousands)

Revenue	$6,611	$6,126	$485
Cost of sales	(1,274)	(885)	(389)
Selling, general and administrative expense, excluding non-cash compensation	(6,207)	(6,214)	7

OIBDAN	$(870)	$(973)	$103

OIBDAN	$(870)	$(973)	103
Impairment charge	(2,639)	—	(2,639)
Depreciation and amortization	(592)	(563)	(29)
Non-cash compensation	(19)	(21)	2

Operating income	$(4,120)	$(1,557)	$(2,563)

Graceland Operations revenue increased $0.5 million for three months ended March 31, 2010 compared to 2009 due to favorable results from retail operations offset by decreases in tour and exhibit and other revenue. Tour and exhibit revenue of $2.4 million for the three months ended March 31, 2010 decreased $0.1 million from the prior year period. This decrease resulted from an 8.2% decrease in attendance to 87,026 in 2010 from 94,780 in 2009 offset by a 3.4% increase in per visitor spending. Inclement regional and national winter weather and lower tourist traffic in Memphis affected attendance in 2010. Retail operations revenue of $2.8 million for the three months ended March 31, 2010 increased $0.7 million compared to the prior year, due primarily to merchandise sales from a one-time Elvis the Concert series performed in Europe. Other revenue, primarily hotel room revenue and ancillary real estate income of $1.4 million for the three months ended March 31, 2010 was down $0.1 million compared to the prior year. The decline was primarily due to lower hotel occupancy and the lower rental income from ancillary real estate.

Graceland Operations cost of sales increased by $0.4 million in the three months ended March 31, 2010 compared to the prior year due to costs for merchandise for the Elvis the Concert series. Graceland Operations selling, general and administrative expenses were flat in the three months ended March 31, 2010 primarily as the 2009 write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative was offset by professional and legal fees, including those related to a renewed master plan initiative in 2010. Graceland Operations recognized a non-cash impairment of $2.6 million to reduce the carrying amount of buildings for a rental property that it owns which began to wind-down operations in advance of being prepared for an alternative use in the future.

Ali Business

The Ali Business contributed $0.9 million and $1.6 million of revenue for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to the recognition of $1.0 million of revenue related to the terminated FXRE license agreement in 2009, which is partially offset by higher licensing fees in the first quarter of 2010 as compared to the prior period. Operating expenses decreased by $1.6 million for the three months ended March 31, 2010 from the prior period primarily due to severance costs of $1.4 million recorded in 2009 due to a restructuring of the business. OIBDAN was $0.5 million in 2010 compared to a loss of $(0.3) million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $5.3 million and $4.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $1.1 million primarily reflects higher travel and entertainment expenses, increased professional, director and consulting costs and increased office-related costs, offset in part by lower employee compensation costs.

During the three months ended March 31, 2009, the Company incurred $1.5 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were not consummated.

Impairment Charges

In the three months ended March 31, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company has begun wind-down operations of a rental property in advance of being prepared for an alternative use in the future. The Company has recorded a non-cash impairment charge of $2.2 million as of March 31, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Interest Income/Expense

The Company had interest expense of $0.9 million and $1.1 million in the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 2.95% to 1.76%. The Company wrote off $0.2 million of deferred financing fees to interest expense in the three months ended March 31, 2010 to reflect the reduction in the maximum size of the Credit Facility. The Company had interest income of $0.1 million in the three months ended March 31, 2010 and 2009.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $0.6 million, reflecting the Company’s estimated 2010 effective tax rate of 31.8%, a one-time beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar and a one-time benefit resulting from the reorganization of 19 Entertainment, offset by a one-time detriment relating to the 2006 IRS audit which is currently in process and a one-time detriment relating to tax not receiving benefit of the impairment charges.

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $9.3 million, reflecting the Company’s estimated 2009 effective tax rate of 41.1%.

The decrease in the 2010 effective tax rate relates primarily to the Company anticipating less annualized book income and having less book-tax permanent adjustments.

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

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

Equity in Earnings (Losses) of Affiliates

The Company recorded earnings (losses) of less than $(0.1) million and $0.1 million from unconsolidated affiliates for the three months ended March 31, 2010 and 2009, respectively, related to the Company’s investment in Beckham Brands Limited in 2010 and 2009 and the Cirque partnership in 2010. The change is due primarily to $0.5 million of losses associated with the opening of Viva ELVIS in February, 2010, offset by an increase in the earnings of Beckham Brands Limited.

The loss from the Viva Elvis investment during the first quarter is primarily due to certain one-time costs associated with the gala opening of the show in February 2010 without offsetting revenue as a result of the limited number of performances during the quarter. In addition, ticket sales during the first quarter were weaker than expected due in large part to low occupancy rates at the hotels within CityCenter, where the theater is located. Management expects that ticket sales will improve over the course of 2010 as marketing programs for the show are fully implemented and hotel occupancy rates rise as the newly opened CityCenter fully ramps up its operations.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests of $(0.2) million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. Both periods reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners and the loss in 2010 reflects the noncontrolling interest for Storm.

Cash Flow for the three months ended March 31, 2010 and 2009

Operating Activities

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2010, reflecting a net loss of $4.8 million, including depreciation and amortization of $5.1 million, impairment charges of $4.9 million and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2009, reflecting net income available to CKX, Inc. of $13.4 million, which includes depreciation and amortization of $4.4 million, and the impact of the recognition of the previously deferred licensing revenue, the timing of payments and receipts associated with the production of So You Think You Can Dance, American Idol and Superstars of Dance and the impact of other seasonal changes in working capital levels.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2010, reflecting capital expenditures of $0.7 million.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2009, primarily reflecting the purchase of a fractional interest in a corporate airplane and recurring capital expenditures at Graceland.

Financing Activities

Cash used in financing activities was $0.9 million for the three months ended March 31, 2010. The Company made distributions of $0.4 million to noncontrolling interest shareholders and principal payments on notes payable of $0.5 million.

Cash used in financing activities was $2.3 million for the three months ended March 31, 2009. The Company made distributions of $1.3 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Uses of Capital

At March 31, 2010, the Company had $100.6 million of debt outstanding and $55.1 million in cash and cash equivalents.

In March 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our then Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility.

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

Capital Expenditures

We presently anticipate that our capital expenditures for 2010 will total approximately $4.0 million. We will also incur additional expenditures to complete the development of the Cirque du Soleil Viva ELVIS show. To date, the Company has incurred expenditures for the development of the show of $21.5 million. The Company expects to fund the remaining $4.5 million in the second and third quarters of 2010.

We have announced preliminary plans to re-develop our Graceland attraction including an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. This project is conditioned on a number of factors, including obtaining necessary approvals and concessions from local and state authorities. Although we have not yet determined the exact scope, cost, financing plan and timing of this project, we expect that the redevelopment of Graceland will take several years and could require a substantial financial investment by the Company. The Company remains committed to the Graceland redevelopment and will continue to pursue opportunities on its own or with third parties.

Future Acquisitions

We intend to acquire additional businesses that fit our strategic goals. We expect to finance our future acquisitions of entertainment related businesses from cash on hand, possible new credit facilities, additional debt and equity offerings, issuance of our equity directly to sellers of businesses and cash flow from operations. However, no assurance can be given that we will be able to obtain adequate financing to complete any potential future acquisitions we might identify.

Dividends

Our Series B Convertible Preferred Stock requires payment of a cash dividend of 8% per annum in quarterly installments. On an annual basis, our total dividend payment on the Series B Convertible Preferred Stock is $1.8 million. If we fail to make our quarterly dividend payments to the holders of the Series B Convertible Preferred Stock on a timely basis, the dividend rate increases to 12% and all amounts owed must be paid within three business days in shares of common stock valued at the average closing price over the previous 30 consecutive trading days. After such payment is made, the dividend rate returns to 8%. All such dividend payments were made on a timely basis.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company paid $26.9 million to Mr. Seacrest through March 31, 2010. The Company will make payments to Mr. Seacrest of $4.9 million over the remainder of 2010, $6.6 million in 2011 and $6.6 million in 2012.

Simon Fuller Transaction

Pursuant to the consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive the Creative Consulting Fee as described in Note 3. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $2.5 million of which was paid in the three months ended March 31, 2010; $1.25 million is due to be paid in each of the second and third quarters of 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. In addition to the aforementioned payment, Mr. Fuller is receiving an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010; as of March 31, 2010, final payment of £0.5 million ($0.8 million) is due to be paid in the second quarter of 2010.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2010 advance was paid in March 2010. Profits will be split evenly between the producer and the Company. The agreement expires on December 31, 2012.

Annual Impairment Review

The Company has recorded a non-cash impairment charge of $2.2 million as of March 31, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed. In the three months ended March 31, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company began to wind-down mode operations of a rental property in advance of being prepared for an alternative use in the future.

The Company will perform its annual impairment analysis in the fourth quarter. Management continues to review the businesses currently conducted by 19 Entertainment in order to focus its efforts on its established brands. Therefore, additional impairment charges may be recorded in 2010. The amount of such charges will depend on a number of factors including the final determination of which businesses the Company will exit, the amount, if any, of sales proceeds generated or liabilities assumed as part of the sale or transfer of businesses and the ultimate scope of the reductions in selling, general and administrative expenses.

Critical Accounting Policies

During the three months ended March 31, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This standard is effective for the Company beginning in 2010 and has not had a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard is effective for the Company beginning in 2010 and has not had a material impact on the Company’s financial statements.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $100.6 million of total debt outstanding at March 31, 2010, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net loss for the three months ended March 31, 2010 would have increased by approximately $0.2 million.

Foreign Exchange Risk

We have significant operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net loss for the three months ended March 31, 2010 would have increased by approximately $0.5 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of March 31, 2010, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s senior executive vice president and director of legal and governmental affairs, Howard J. Tytel, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2010. Based on this evaluation, the Senior Executive Vice President and Director of Legal and Governmental Affairs and the Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended March 31, 2010 that have materially affected CKX’s internal controls over financial reporting.

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

CKX, Inc.

BY:	/s/ Howard J. Tytel

Name:	Howard J. Tytel
Senior Executive Vice President, Director
of Legal and Governmental Affairs and
Member of the Office of the Chairman
(Principal Executive Officer)

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer
(Principal Accounting Officer)

DATE: May 10, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.