Form 10-Q
period 2010-06-30
CKX, Inc.
filed 2010-08-13
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-34794

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

As of August 11, 2010 there were 93,080,851 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$59,853	$66,587
Receivables, net of allowance for doubtful accounts of $721 at June 30, 2010 and $742 at December 31, 2009	84,162	52,252
Inventories, net of allowance for obsolescence of $661 at June 30, 2010 and December 31, 2009	1,826	1,977
Prepaid expenses and other current assets	24,864	26,092
Prepaid income taxes	5,835	4,610
Deferred tax assets	3,995	3,551

Total current assets	180,535	155,069
Property and equipment — net	45,633	49,590
Receivables	2,410	2,693
Loans to related parties	1,750	2,221
Other assets	37,559	49,453
Goodwill	114,659	116,873
Other intangible assets — net	111,991	119,809
Deferred tax assets	3,376	3,974

TOTAL ASSETS	$497,913	$499,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,319	$39,144
Accrued expenses	27,491	25,689
Current portion of long-term debt	100,515	482
Deferred revenue	13,246	12,885

Total current liabilities	175,571	78,200
Long-term liabilities:
Long-term debt	131	100,647
Deferred revenue	3,143	2,850
Other long-term liabilities	2,647	2,828
Deferred tax liabilities	20,351	22,835

Total liabilities	201,843	207,360

Redeemable restricted common stock — 534,082 shares outstanding at June 30, 2010 and December 31, 2009	7,347	7,347
Commitments and contingencies (see note 15)
CKX, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,857,800 shares issued at June 30, 2010 and 96,831,149 issued at December 31, 2009	969	968
Additional paid-in-capital	397,702	394,839
Accumulated deficit	(82,319)	(83,857)
Common stock in treasury — 4,477,438 shares at June 30, 2010 and December 31, 2009	(22,647)	(22,647)
Accumulated other comprehensive loss	(33,578)	(33,394)

CKX, Inc. stockholders’ equity	282,952	278,734

Noncontrolling interests	5,771	6,241

Total equity	288,723	284,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,913	$499,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenue	$89,439	$79,533
Operating expenses:
Cost of sales	39,532	32,904
Selling, general and administrative expenses	18,549	18,210
Corporate expenses	4,654	5,734
Depreciation and amortization	5,172	4,560
Provision for severance and other restructuring-related costs	3,794	—
Executive separation costs	6,781	—
Merger-related and advisory costs	980	525
Acquisition-related costs	—	696
Other expense	882	5,712

Total operating expenses	80,344	68,341

Operating income	9,095	11,192
Interest income	51	100
Interest expense	(581)	(906)

Income before income taxes and equity in losses of affiliates	8,565	10,386
Income tax expense	884	5,035

Income before equity in losses of affiliates	7,681	5,351
Equity in losses of affiliates	(62)	(321)

Net income	7,619	5,030
Dividends on preferred stock	(456)	(456)

Net income available to CKX, Inc.	7,163	4,574
Less: Net income attributable to noncontrolling interests	(592)	(566)

Net income attributable to CKX, Inc.	$6,571	$4,008

Income per share:
Basic income per share	$0.07	$0.05

Diluted income per share	$0.07	$0.05

Average number of common shares outstanding:
Basic	92,897,048	93,702,530
Diluted	92,901,151	93,702,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenue	$156,086	$161,039
Operating expenses:
Cost of sales	69,153	61,214
Selling, general and administrative expenses	36,880	36,134
Corporate expenses	9,987	9,909
Impairment charges	4,853	—
Depreciation and amortization	10,315	8,998
Provision for severance and other restructuring-related costs	9,912	1,418
Executive separation costs	6,781	—
Merger-related and advisory costs	980	525
Acquisition-related costs	—	2,233
Other expense	1,420	5,840

Total operating expenses	150,281	126,271

Operating income	5,805	34,768
Interest income	101	203
Interest expense	(1,448)	(1,956)

Income before income taxes and equity in losses of affiliates	4,458	33,015
Income tax expense	1,520	14,329

Income before equity in losses of affiliates	2,938	18,686
Equity in losses of affiliates	(74)	(259)

Net income	2,864	18,427
Dividends on preferred stock	(912)	(912)

Net income available to CKX, Inc.	1,952	17,515
Less: Net income attributable to noncontrolling interests	(414)	(1,444)

Net income attributable to CKX, Inc.	$1,538	$16,071

Basic income per share:
Income attributable to CKX, Inc. before preferred dividends	$0.03	$0.18
Dividends on preferred stock	(0.01)	(0.01)

Basic income per share	$0.02	$0.17

Diluted income per share:
Income attributable to CKX, Inc. before dividends on preferred stock	$0.03	$0.18
Dividends on preferred stock	(0.01)	(0.01)

Diluted income per share	$0.02	$0.17

Average number of common shares outstanding:
Basic	92,887,556	93,749,330
Diluted	92,997,614	93,827,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net income	$2,864	$18,427
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,315	8,998
Impairment charges	4,853	—
Non-cash provision for severance and other restructuring-related costs and executive separation costs	1,849	—
Write-off of deferred costs	—	874
Unrealized foreign currency losses	211	6,018
Share-based payments	1,049	752
Equity in losses of affiliates, net of cash received	74	259
Deferred income taxes	(2,330)	845
Non-cash interest expense	465	383
Provision for inventory and accounts receivable allowance	104	240
Changes in operating assets and liabilities:
Receivables	(31,641)	(33,935)
Prepaid expenses and other current assets	5,741	2,920
Prepaid income taxes	(1,177)	—
Accounts payable and accrued expenses	(3,023)	7,551
Deferred revenue	654	(16,993)
Income taxes payable	(48)	485
Other	7,642	(841)

Net cash used in operating activities	(2,398)	(4,017)

Cash flows from investing activities:
Purchases of property and equipment	(1,306)	(4,838)
Investment in Cirque du Soleil partnership	(448)	(2,219)

Net cash used in investing activities	(1,754)	(7,057)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	—	(15,000)
Distributions to noncontrolling interest shareholders	(850)	(1,750)
Principal payments on debt	(483)	(489)
Dividends paid on preferred stock	(912)	(912)

Net cash used in financing activities	(2,245)	(18,151)

Effect of exchange rate changes on cash and cash equivalents	(337)	234

Net decrease in cash and cash equivalents	(6,734)	(28,991)

Cash and cash equivalents — beginning of period	66,587	101,895

Cash and cash equivalents — end of period	$59,853	$72,904

Supplemental cash flow data:
Cash paid during the period for:
Interest	$965	$1,312
Income taxes	5,201	13,983

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2010 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

Accrued but unpaid investment in Cirque du Soleil partnership	544

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

Accrued but unpaid investment in Cirque du Soleil partnership	3,831

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

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis, and the operations of Graceland; and has partnered with Cirque du Soleil for the recently opened Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

The financial information in this report for the three and six months ended June 30, 2010 and 2009 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

First Quarter 2010 Adjustment

In preparing its consolidated financial statements for the quarter ended June 30, 2010, the Company identified an over-accrual of its first quarter 2010 revenue. The over-accrual of revenue resulted from a misinterpretation of the contractual terms related to season 9 of American Idol. Management has recorded an adjustment to reverse the over-accrual of revenue from the first quarter of 2010 in the financial results of the second quarter of 2010. The adjustment recorded during the second quarter resulted in; (a) reduction of revenue of $2.3 million, (b) a reduction of cost of sales by $0.2 million, (c) reductions in operating income, OIBDAN and pre-tax income of $2.1 million and (d) reduction in net income of $1.4 million. The impact of this adjustment was determined not to have a material impact on either the first quarter or second quarter reported financial results.

2.	Accounting Policies

During the six months ended June 30, 2010, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

3.	Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman will receive a cash severance payment of $3.4 million, which amount becomes payable six months following the date of Mr. Sillerman’s separation from the Company. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the three months ended June 30, 2010 related to this accelerated vesting (see Note 12).

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman will receive a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries for a one-year period following the execution of the separation and consulting agreement. In addition to the consulting fee, Mr. Sillerman will be reimbursed for the monthly cost of certain business expenses through December 31, 2011, with an aggregate monthly cost of $25,000.

In addition to the above, the Company also recorded severance costs of $0.3 million related to two employees who reported to Mr. Sillerman and who were also terminated and professional fees of $0.1 million related to the separation with Mr. Sillerman.

In consideration for the severance payment and the consulting fee, Mr. Sillerman released the Company from all claims arising out of his employment, shareholder and/or other relationship with the Company and the termination of such relationships. The indemnification and confidentiality provisions in Mr. Sillerman’s pre-existing employment agreement are to remain in full force and effect and the Company and Mr. Sillerman agreed to enter into a mutual non-disparagement provision.

The following table outlines the details of the executive separation costs and the payments made in the six months ended June 30, 2010:

		Payments/Vesting
	Provision for the	During the Six
	Six Months Ended	Months Ended	Liability as of
	June 30, 2010	June 30, 2010	June 30, 2010

Severance and other one-time costs	$3,813	$(396)	$3,417
Consulting costs	1,000	(83)	917
Share-based compensation costs due to acceleration of stock options	1,297	(1,297)	—
Office and other administrative costs	500	(25)	475
Health insurance costs	171	—	171

	$6,781	$(1,801)	$4,980

4.	Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $3.75 million of which was paid in the six months ended June 30, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the Creative Consulting Fee payable to Mr. Fuller. For the six months ended June 30, 2010, the Company has recorded $6.3 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller received an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company also paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received £1.2 million ($2.0 million) in separation payments. The Company recorded $0.6 million of share-based compensation expense in the six months ended June 30, 2010 due to the acceleration of the vesting of stock options held by Mr. Fuller upon the termination of his employment agreement (see Note 12). The Company recorded $4.3 million to the provision for severance and other restructuring-related costs in the six months ended June 30, 2010 related to these agreements with Mr. Fuller.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. Following this review, management determined to exit most of the other businesses within 19 Entertainment by the end of 2010.

In pursuit of this plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company intended to exit were sold to XIX Management Limited, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and some U.K. recorded music and management assets, were sold for the approximate book value of the transferred business, which at June 30, 2010 was approximately $2.3 million. For the six months ended June 30, 2010, these businesses generated $5.2 million of revenue, had an operating loss of $0.6 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 37 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

Because XIX Management Limited is owned and controlled by Simon Fuller, a former director of CKX, Inc. and former Chief Executive Officer of 19 Entertainment, the above described transaction was deemed a related party transaction. The terms of the agreement with XIX Management were reached following extensive arms-length negotiation between the parties. The Board of Directors, acting upon the unanimous approval and recommendation of our independent directors, approved the transaction.

In addition to the transaction described above, during the six months ended June 30, 2010, the Company terminated or exited certain other business activities at 19 Entertainment. As a result of this and the transaction with

XIX Management, the Company has substantially reduced 19 Entertainment’s spending on new development projects and the associated selling, general and administrative expenses. As of August 13, 2010, the Company has reduced 19 Entertainment’s headcount by a total of 84 employees since December 31, 2009. The Company expects that the reduction in headcount and certain other costs will result in annualized cost savings of approximately $15 million at 19 Entertainment.

In connection with the actions described above, for the six months ended June 30, 2010, the Company incurred severance and other restructuring-related costs of $9.9 million and may incur additional charges during the remainder of 2010 as it continues to review the scope of businesses and the required overhead to support the operations of 19 Entertainment. The amount of such additional charges will depend on a number of factors including the final determination of which additional businesses, if any, the Company will exit and the ultimate scope of the reductions in selling, general and administrative expenses.

The following table outlines the details of the components of the restructuring charges, including costs for the transaction with Simon Fuller, and the payments made in the six months ended June 30, 2010:

		Payments/Vesting
	Provision for the	During the Six
	Six Months Ended	Months Ended	Liability as of
	June 30, 2010	June 30, 2010	June 30, 2010

Severance and other employee-related termination costs	$2,518	$(1,612)	$906
Costs associated with transaction with Simon Fuller	5,564	(5,564)	—
Costs associated with termination of leases related to office closures	510	(18)	492
Costs associated with termination of projects and ventures	851	(330)	521
Other	469	(252)	217

	$9,912	$(7,776)	$2,136

In the six months ended June 30, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business, which was reclassified to the provision for severance and other restructuring-related costs from selling, general and administrative expenses to conform to the 2010 presentation.

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

Together with Cirque du Soleil and MGM MIRAGE, the Company recently launched Viva ELVIS, a permanent live theatrical Cirque du Soleil show based on the life and music of Elvis Presley. The show, which is being presented at the ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day. The show was developed and is operated in a partnership jointly owned by Cirque du Soleil and the Company which has been determined by the Company to be a variable interest entity. The Company is not, for accounting purposes, the primary beneficiary of the partnership because it does not have the power to direct the activities of the partnership that most significantly impact its economic performance and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show. These development costs are being amortized over five years by the partnership.

Additionally, another partnership was created by Cirque du Soleil and the Company to hold the intellectual property related to the show, to collect royalty-related revenue based on the profitability of the show and to distribute royalty payments to the various rights holders of the show’s intellectual property. The Company licenses the Elvis Presley intellectual property to this partnership. This entity also holds the rights to intellectual property created during the creation of the show and pays a royalty to other third party creators of the show. As this partnership generates a distinct royalty stream, the Company records the royalties earned related to intellectual property it owns and it acquires through third parties as revenue. Costs incurred to third parties by the Company are recorded as expenses. The Company also recognized as revenue a management fee it receives from the operating partnership to cover any operational expenses incurred to support the partnership.

The Company recorded revenue of $3.8 million and cost of sales of $2.1 million in the six months ended June 30, 2010 related to royalties on the Company’s intellectual property from the partnership with Cirque du Soleil for Viva ELVIS. The Company recorded a loss of $0.7 million from unconsolidated affiliates for the six months ended June 30, 2010 related to the Company’s investment in the Cirque du Soleil operating partnership. The loss is primarily due to certain one-time costs associated with the gala opening of the show in February 2010 and an operating loss on the show itself. Additionally, the Company recorded a return of production capital of $2.9 million in the six months ended June 30, 2010. The Company’s net investment in the partnership with Cirque du Soleil of $18.9 million at June 30, 2010 is recorded in the Presley Business — Royalties and Licensing segment within other assets on the accompanying condensed consolidated balance sheet.

7.	Comprehensive Income

The following table is a reconciliation of the Company’s net income to comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$7,619	$5,030	$2,864	$18,427
Foreign currency translation adjustments	16	22,859	(184)	20,432

	7,635	27,889	2,680	38,859
Net income attributable to noncontrolling interests	(592)	(566)	(414)	(1,444)

Comprehensive income	$7,043	$27,323	$2,266	$37,415

Change in Functional Currency

As described in Note 4, Simon Fuller, the CEO resigned as Chief Executive Officer of 19 Entertainment and a director of the Company in January 2010. This departure represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management reassessed the functional currency of the 19 Entertainment operating segment. The Company concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. sterling to U.S. dollars. The Company effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 financial information previously included in the Company’s Form 10-K.

In the three and six months ended June 30, 2010, foreign currency adjustments resulted from foreign currency movements related to subsidiaries at 19 Entertainment that did not change functional currency from U.K. sterling to U.S. dollars. Prior to 2010, foreign currency translation adjustments resulted from the conversion of 19 Entertainment’s financial statements from U.K. pound sterling to U.S. dollars.

8.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares, including one incremental share for the assumed exercise of the Company’s series C preferred stock. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 3,175,600 and 2,149,900 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the three months ended June 30, 2010 and 2009, respectively. 2,679,400 and 2,129,600 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the six months ended June 30, 2010 and 2009, respectively.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic common shares outstanding (including redeemable restricted common stock)	92,897,048	93,702,530	92,887,556	93,749,330
Incremental shares for assumed exercise of Series C preferred stock and stock options	4,103	1	110,058	78,454

Diluted common shares outstanding (including redeemable restricted common stock)	92,901,151	93,702,531	92,997,614	93,827,784

9.	Intangible Assets and Goodwill

Indefinite lived intangible assets as of June 30, 2010 and December 31, 2009 consist of (dollar amounts in thousands):

Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Definite lived intangible assets as of June 30, 2010 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	9.5	$28,900	$(10,270)	$18,630
Other Presley intangible assets	11.6	13,622	(7,175)	6,447
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	1.7	64,517	(48,110)	16,407
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	1.8	17,838	(14,279)	3,559
MBST artist contracts, profit participation rights and other intangible assets	1.3	4,270	(3,687)	583

		$129,147	$(83,521)	$45,626

The gross carrying amount of intangible assets of $129.1 million as of June 30, 2010 in the table above differs from the amount of $129.4 million as of December 31, 2009 in the table below due to foreign currency movements of $0.3 million related to Storm, which continues to use U.K. sterling as its functional currency. The Company has consolidated the results of operations of Storm since the date of acquisition (August 6, 2009) in the 19 Entertainment operating segment.

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

Amortization expense for definite lived intangible assets was $7.7 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the six months ending December 31, 2010	$7,385
For the years ending December 31,
2011	13,760
2012	5,729
2013	3,118
2014	2,978

Goodwill as of June 30, 2010 consists of (dollar amounts in thousands):

	Balance at		Balance at
	December 31,		June 30,
	2009	Impairment	2010

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	89,009	(2,214)	86,795
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$116,873	$(2,214)	$114,659

As noted in Note 4, management completed a review of each of the businesses currently conducted by 19 Entertainment. Following this review, the Company decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream and to exit most of the other businesses within 19 Entertainment. These actions are a triggering event and the Company therefore evaluated the 19 Entertainment goodwill and intangible assets for impairment. 19 Entertainment has recognized a non-cash impairment charge of $2.2 million in the six months ended June 30, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed.

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

On March 12, 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility. The Company has written off $0.2 million of deferred financing fees to interest expense in the six months ended June 30, 2010 for the reduction in the size of the Credit Facility. As of June 30, 2010, the Company had drawn down $100.0 million on the Credit Facility, the proceeds of which were used in June 2007 to make the investment in FXRE described elsewhere herein.

A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility was payable monthly in arrears through the date of the amendment entered into by the Company as described above (March 12, 2010). Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at June 30, 2010 bears interest at the Eurodollar rate resulting in an effective annual interest rate at June 30, 2010 of 1.81% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011. This Company is required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility, the outstanding principal amount has been classified as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2010.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of June 30, 2010.

The fair value of the Company’s debt has been calculated using a present value model and an observable market rate is $97.0 million as of June 30, 2010, reflecting the favorable interest rates on the Company’s debt instruments.

11.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2010	$278,734	$6,241	$284,975
Net income	2,450	414	2,864
Distributions/distributions payable to noncontrolling interest shareholders	—	(850)	(850)
Series B preferred dividends	(912)	—	(912)
Other comprehensive income	(184)	—	(184)
Other	2,864	(34)	2,830

Balance at June 30, 2010	$282,952	$5,771	$288,723

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	16,983	1,444	18,427
Distributions to noncontrolling interest shareholders	—	(1,750)	(1,750)
Series B preferred dividends	(912)	—	(912)
Other comprehensive income	20,432	—	20,432
Other	1,325	(43)	1,282

Balance at June 30, 2009	$275,289	$4,930	$280,219

Stockholder Rights Plan

On June 23, 2010, the Company announced that the Board of Directors had adopted a Stockholder Rights Plan (the “Rights Plan”) to protect stockholders from potentially coercive takeover tactics and to provide fair and equal treatment for all of the Company’s stockholders. Pursuant to the Rights Plan, a dividend of one preferred share purchase right for each outstanding share of common stock was declared. These preferred share purchase rights (the “Rights”) would only be activated if triggered by the Rights Plan as described below.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $20 once the rights become exercisable. This will give the stockholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Rights do not give its holders any dividend, voting or liquidation rights. The Rights become exercisable 10 days after the public announcement that a person or group has obtained beneficial ownership at least 15% of the Company’s outstanding common stock. Stockholders who currently hold 15% or more of the outstanding shares of common stock will not trigger the rights unless they acquire beneficial ownership of an additional 1% or more of the outstanding common stock. At that time, all holders of Rights except for the acquirer may, for $20, purchase shares of the Company common stock with a market value of $40, based on the market price of the common stock prior to such acquisition.

The terms of the Rights Plan may be amended by the Board without the consent of the holders of the Rights, provided that the Board may not lower the threshold at which a person or group triggers the Rights to below 10% of the outstanding common stock of the Company. In addition, the Board of Directors may redeem the Rights for $.01 per Right at any time before any person or group triggers the Rights.

The Rights will expire upon the earlier to occur of the close of business on June 22, 2020 and the time at which these rights are redeemed or exchanged under the Rights Plan.

12.	Share-Based Payments

Share-based compensation expense was $1.0 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. As noted in Notes 3 and 4, respectively, the Company recorded $1.3 million of additional expense to executive separation costs in the six months ended June 30, 2010 due to the acceleration of stock options held by Robert F.X. Sillerman upon his separation from the Company and $0.6 million of additional expense to provision for severance and other restructuring-related costs in the six months ended June 30, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement.

During the six months ended June 30, 2010, the Company granted 1,271,500 stock options to employees. Excluding options granted to Robert F.X. Sillerman which were vested on an accelerated basis during the period as discussed previously, these options vest 20% on each of the first five anniversaries of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the weighted average fair market value of the underlying common stock on the date of grant ($5.63). The weighted average fair value of the grants was $2.62 per option. Compensation expense is being recognized ratably over the vesting period, assuming

10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the six months ended June 30, 2010:

Weighted average risk-free average interest rate	3.1%
Volatility	41.9%
Expected life (years)	6.5
Dividend yield	0.0%

The Company estimates forfeitures based on management’s experience. Due to the Company’s short five-year operating history, the expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry. Also due to the Company’s short operating history, the Company estimates the expected life of each option granted by taking the average of the minimum and maximum life for each vesting tranche. The Company calculated a risk-free rate based upon the rates on five and ten year treasury notes at the dates of grant.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2010, the Company recorded a provision for income taxes of $1.5 million, reflecting the Company’s estimated 2010 effective tax rate of 29.5% and one-time adjustments primarily relating to a beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar, a benefit relating to the former C.E.O.’s separation from the Company, and a benefit resulting from the reorganization of 19 Entertainment, offset primarily by a detriment relating to the lack of tax benefit for the impairment charges.

For the six months ended June 30, 2009, the Company recorded a provision for income taxes of $14.3 million, reflecting the Company’s estimated 2009 effective tax rate of 45.9% and a one-time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company had ceased pursuing.

The decrease in the 2010 annual effective tax rate relates primarily to the Company utilizing more foreign tax credits than the prior year.

For the three months ended June 30, 2010, the Company recorded a provision for income taxes of $0.9 million, reflecting the Company’s estimated 2010 effective tax rate, offset primarily by a one-time benefit relating to the former C.E.O.’s separation from the Company, and a one-time benefit resulting from the reorganization of 19 Entertainment.

For the three months ended June 30, 2009, the Company recorded a provision for income taxes of $5.0 million. The provision is comprised of $5.8 million reflecting the Company’s estimated effective tax rate for the quarter offset by a one-time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company had ceased pursuing.

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, 2008 and 2009. The Internal Revenue Service has closed its audit of the Company’s tax year ended December 31, 2006 and notified the Company that it is opening an audit of the Company’s tax year ended December 31, 2007. Two foreign tax jurisdictions have commenced audits of the business activities of 19 Entertainment Limited and Elvis Presley Enterprises in their respective countries.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

14.	Property and Equipment Impairment

The Presley Business recognized a non-cash impairment of $2.6 million in the first quarter of 2010 to reduce the carrying amount of buildings for a rental property that it owns which has begun to wind-down operations in advance of being prepared for an alternative use in the future. The charge is recorded in the Graceland Operations operating segment.

15.	Commitments and Contingencies

Elvis Cirque du Soleil Show

In connection with the Cirque du Soleil Viva ELVIS show, described in Note 6, the Company expects its portion of the total expected development spending to be approximately $25.0 million. To date, the Company has incurred expenditures for the development of the show of $22.5 million. The Company expects to fund the remaining $2.5 million in the third quarter of 2010.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million.

The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company has accounted for the minimum amount it expects to receive from such parties and such amounts are being recognized as revenue over the hours broadcast in the first and second quarters of the broadcast seasons from 2010 through 2012. The Company paid $28.5 million to Mr. Seacrest through June 30, 2010. The Company will make additional payments to Mr. Seacrest of $3.3 million over the reminder of 2010, $6.6 million in 2011 and $6.6 million in 2012.

Executive Separation Costs

See Note 3 for a description of commitments related to the agreements with Robert F.X. Sillerman.

Simon Fuller Transaction

See Note 4 for a description of commitments related to the Simon Fuller transaction.

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

MBST

In connection with the acquisition of MBST, the sellers were entitled to receive an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period ending August 9, 2010 which the business did not meet. In connection with an extension of the employment agreements of the sellers/principals of MBST, the terms of the escrow of such shares were amended to provide that from August 10, 2010 through August 9, 2013, such shares may be released upon a “change of control” of the Company or upon a termination without “cause” of one of the principals/sellers.

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

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended June 30, 2010:
Revenue	$6,098	$10,330	$72,299	$712	$—	$89,439

Operating income (loss)	$3,125	$1,530	$16,671	$333	$(12,564)	$9,095

Depreciation and amortization	$639	$653	$3,723	$8	$149	$5,172

OIBDAN	$3,779	$2,208	$20,513	$341	$(10,792)	$16,049

Three months ended June 30, 2009:
Revenue	$3,949	$10,615	$64,618	$351	$—	$79,533

Operating income (loss)	$1,593	$2,597	$14,102	$1	$(7,101)	$11,192

Depreciation and amortization	$646	$616	$3,143	$9	$146	$4,560

OIBDAN	$2,248	$3,239	$17,381	$11	$(6,717)	$16,162

Six months ended June 30, 2010:
Revenue	$11,812	$16,941	$125,739	$1,594	$—	$156,086

Operating income (loss)	$6,065	$(2,590)	$19,512	$863	$(18,045)	$5,805

Depreciation and amortization	$1,284	$1,245	$7,472	$17	$297	$10,315

OIBDAN	$7,380	$1,338	$29,992	$880	$(15,719)	$23,871

Six months ended June 30, 2009:
Revenue	$16,412	$16,741	$125,907	$1,979	$—	$161,039

Operating income (loss)	$12,163	$1,040	$34,710	$(320)	$(12,825)	$34,768

Depreciation and amortization	$1,291	$1,179	$6,340	$30	$158	$8,998

OIBDAN	$13,475	$2,266	$41,291	$(285)	$(12,229)	$44,518

Asset Information:
Segment assets at June 30, 2010	$98,247	$70,746	$219,898	$31,419	$77,603	$497,913

Segment assets at December 31, 2009	$98,662	$73,379	$211,911	$31,262	$84,468	$499,682

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

OIBDAN	$16,049	$16,162	$23,871	$44,518
Depreciation and amortization	(5,172)	(4,560)	(10,315)	(8,998)
Impairment charges	—	—	(4,853)	—
Non-cash compensation included in severance and other restructuring-related costs and executive separation costs	(1,297)	—	(1,849)	—
Non-cash compensation	(485)	(410)	(1,049)	(752)
Interest income	51	100	101	203
Interest expense	(581)	(906)	(1,448)	(1,956)
Equity in losses of affiliates	(62)	(321)	(74)	(259)
Income tax expense	(884)	(5,035)	(1,520)	(14,329)

Net income	$7,619	$5,030	$2,864	$18,427

17.	Related Party Transactions

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

Please see Note 3, Executive Separation Costs.

Please see Note 4, Transactions with Simon Fuller and Restructuring of 19 Entertainment.

Please see Note 5, Transactions Involving FX Real Estate and Entertainment Inc.

On December 8, 2009, the Company made a loan in the amount of $455,115 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on February 8, 2010. On July 1, 2010, the Company made a loan of

$455,615 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on August 8, 2010.

The Company subleases from a third party 16,180 square fee, comprising the entire 16th and a portion of the 15th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. CKX sublicensed a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and FXRE, companies which are affiliated with Robert F.X. Sillerman. CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties an FXRE pay its pro rata share of the rent for the space it occupies to CKX. As of June 30, 2010 and through August 13, 2010, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum due monthly, which has been paid currently through June 30, 2010. Principal payments are due in each February during the years 2009 through 2012 based on a rate of 50% of the vendor’s cash flow, as defined. All amounts outstanding under the loan come due in August 2012. No principal payments were due or have been made through July 2010 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at June 30, 2010. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.3 million was expensed under the agreement in the six months ended June 30, 2010 and 2009. The consulting agreement may be terminated by either party upon sixty days notice.

18.	Subsequent Events

The Company evaluated subsequent events through this filing.

See Note 4 for a description of the transactions with Simon Fuller and XIX Management Limited.

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited, which owns, among other properties, proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the recently opened Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

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

Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman will receive a cash severance payment of $3.4 million, which amount will become payable six months following the date of Mr. Sillerman’s separation from the Company. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the three months ended June 30, 2010.

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman will receive a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries for a one-year period following the execution of the separation and consulting agreement. As of June 30, 2010, the Company had not requested that Mr. Sillerman provide any services for or take any actions on behalf of the Company under the consulting agreement, and there can be no guarantee that the Company will request that Mr. Sillerman provide any services in the future. In addition to the consulting fee, Mr. Sillerman will be reimbursed for the monthly cost of certain business expenses through December 31, 2011, with an aggregate monthly cost of $25,000. The Company also recorded severance costs of $0.3 million related to two related employees that were terminated and professional fees of $0.1 million related to the separation with Mr. Sillerman.

In consideration for the severance payment and the consulting fee, Mr. Sillerman released the Company from all claims arising out of his employment, shareholder and/or other relationship with the Company and the termination of such relationships. The indemnification and confidentiality provisions in Mr. Sillerman’s pre-existing employment agreement are to remain in full force and effect and the Company and Mr. Sillerman agreed to enter into a mutual non-disparagement provision.

Transaction with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $3.75 million of which was paid in the six months ended June 30, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the Creative Consulting Fee payable to Mr. Fuller. For the six months ended June 30, 2010, the Company has recorded $6.3 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller receives an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company paid Mr. Fuller £0.5 million ($0.8 million) in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received £1.2 million ($2.0 million) in separation payments. The Company recorded $0.6 million of share-based compensation expense in the six months ended June 30, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement. The Company recorded $4.3 million to the provision for severance and other restructuring-related costs in the six months ended June 30, 2010 related to these agreements with Mr. Fuller.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and its new multimedia brand If I Can Dream. Following this review, management determined to exit most of the other businesses within 19 Entertainment by the end of 2010.

In pursuit of this plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company intended to exit were sold to XIX Management Limited, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and some U.K. recorded music and management assets, were sold for the approximate book value of the transferred business, which at June 30, 2010 was approximately $2.3 million. For the six months ended June 30, 2010, these businesses generated $5.2 million of revenue, had an operating loss of $0.6 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 37 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

Because XIX Management Limited is owned and controlled by Simon Fuller, a former director of CKX, Inc. and former Chief Executive Officer or 19 Entertainment, the above described transaction was deemed a related party transaction. The terms of the agreement with XIX Management were reached following extensive arms-length negotiation between the parties. The Board of Directors, acting upon the unanimous approval and recommendation of our independent directors, approved the transaction.

In addition to the transaction described above, during the six months ended June 30, 2010, the Company terminated or exited certain other business activities at 19 Entertainment. As a result of this and the transaction with XIX Management, the Company has substantially reduced 19 Entertainment’s spending on new development projects and the associated selling, general and administrative expenses. As of August 13, 2010, the Company has reduced 19 Entertainment’s headcount by a total of 84 employees since December 31, 2009. The Company expects that the reduction in headcount and certain other costs will result in annualized cost savings of approximately $15 million at 19 Entertainment.

In connection with the actions described above, for the six months ended June 30, 2010, the Company incurred severance and other restructuring-related costs of $9.9 million and may incur additional charges during the remainder of 2010 as it continues to review the scope of businesses and the required overhead to support the operations of 19 Entertainment. The amount of such additional charges will depend on a number of factors including the final determination of which additional businesses, if any, the Company will exit and the ultimate scope of the reductions in selling, general and administrative expenses.

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

19 Entertainment

19 Entertainment generates revenue from the creation and production of entertainment properties. Our primary revenue sources include production and license fees and related ratings and rankings bonuses from television programs. We also derive revenue from royalties from the sale of recorded music by artists signed to our record labels, the sale of merchandise, sponsorships and tours based on our television programs and recorded music artists, and fee income from management clients.

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

The majority of our IDOLS related revenue is generated through our global television production and distribution agreement with FremantleMedia, and through agreements with our principal global record label partners, Ronagold for seasons American Idol 1 through American Idol 4, Simco for seasons American Idol 4 through and including American Idol 9 and, commencing with American Idol 10, Universal Records. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and our principal record label partner have the right, but not the obligation, to require the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The ninth broadcast season of American Idol aired 36.5 hours during the first quarter of 2010 and 19.5 hours in the second quarter, for a total of 56.0 hours. In 2009, we aired 34.0 hours and 16.0 hours during the first and second quarters, respectively, for a total of 50.0 hours. Fox has confirmed its renewal of the program for 2011 and per the 2005 agreement with Fox, we are committed to provide a minimum or 37 hours and a maximum of 45 hours (though 19 Entertainment and FremantleMedia can, as in past years, produce additional hours). As part of the 2005 agreement, Fox agreed to make an annual payment to 19 Entertainment tied to the then renewed recording agreement with Sony Music, which expired in 2010. Fox’s obligation to make this payment terminated upon the expiration of the agreement with Sony Music and no agreement has been reached regarding continuation of this or any similar payment following our entering into the new global record agreement with Universal Records.

As referenced above, the American Idol recording agreement with Sony Music expired at the conclusion of the 2010 season. 19 Entertainment recently entered into an agreement with Universal Records to serve as the new recording partner for American Idol.

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million.

The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company has accounted for the minimum amount it expects to receive from such parties and such amounts are being recognized as revenue over the broadcast in the first and second quarters of the broadcast seasons from 2010 through 2012. The amount of revenue recorded in the six months ended June 30, 2010 is the reimbursement to be received for the hours broadcast for the 2010 season.

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

Together with Cirque du Soleil and MGM MIRAGE, the Company recently launched Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life and music of Elvis Presley. The show, which is being presented at the ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, held its gala opening on February 19, 2010 and opened to the public the following day. The show was developed and is operated in a partnership jointly owned by Cirque du Soleil and the Company. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil have each agreed to pay one-half of the creative development and production costs of the show and the cost of the show is being amortized over five years by the partnership.

Additionally, another partnership was created by Cirque du Soleil and the Company to hold the intellectual property related to the show, to collect royalty-related revenue based on the profitability of the show and to distribute royalty payments to the various rights holders of the show’s intellectual property. The Company licenses the Elvis Presley intellectual property to this partnership. This entity also holds the rights to intellectual property created during the creation of the show and pays a royalty to other third party creators of the show. As this partnership generates a distinct royalty stream, the Company records the royalties earned related to intellectual property it owns and it acquires through third parties as revenue. Costs incurred to third parties by the Company are recorded as expense. The Company also recognizes as revenue a management fee it receives from the operating partnership to cover any operational expenses incurred to support the partnership.

The agreement with MGM MIRAGE provides for an initial term of ten (10) years from the soft opening date (December 18, 2009), subject to certain extension rights held by the parties. Neither party can terminate the agreement prior to the third anniversary of the soft opening date (December 18, 2012).

In the first quarter of 2010, the Presley Business began reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas. The financial results from the show are highly dependent on revenue generated from ticket sales. The costs to operate the show include production costs which are generally fixed in nature and variable costs including royalties and rent, which are based on occupancy.

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

First Quarter 2010 Adjustment

In preparing its consolidated financial statements for the quarter ended June 30, 2010, the Company identified an over-accrual of its first quarter 2010 revenue. The over-accrual of revenue resulted from a misinterpretation of the contractual terms related to season 9 of American Idol. Management has recorded an adjustment to reverse the over-accrual of revenue from the first quarter of 2010 in the financial results of the second quarter of 2010. The adjustment recorded during the second quarter resulted in; (a) reduction of revenue of $2.3 million, (b) a reduction of cost of sales by $0.2 million, (c) reductions in operating income, OIBDAN and pre-tax income of $2.1 million and (d) reduction in net income of $1.4 million. The impact of this adjustment was determined not to have a material impact on either the first quarter or second quarter reported financial results.

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and six months ended June 30, 2010 and 2009.

Consolidated Operating Results Three Months Ended June 30, 2010

Compared to Three Months Ended June 30, 2009

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009	Variance
	(In thousands)

Revenue	$89,439	$79,533	$9,906
Operating expenses	80,344	68,341	12,003
Other expense	882	5,712	(4,830)
Operating income	9,095	11,192	(2,097)
Income tax expense	884	5,035	(4,151)
Net income attributable to CKX, Inc.	6,571	4,008	2,563

Operating income	$9,095	$11,192	$(2,097)
Depreciation and amortization	5,172	4,560	612
Non-cash provision for severance and other restructuring-related costs and executive separation costs	1,297	—	1,297
Non-cash compensation	485	410	75

OIBDAN	$16,049	$16,162	$(113)

Revenue increased $9.9 million in 2010 due to higher revenue of $7.7 million from 19 Entertainment, primarily from American Idol, and increased royalty and licensing revenue from the Presley Business. Higher operating expenses of $12.0 million for the three months ended June 30, 2010 resulted from executive separation costs of $6.8 million, $3.8 million in severance and other restructuring-related costs at 19 Entertainment, $5.0 million of amortized costs associated with the transaction with Ryan Seacrest and $3.6 million for the Simon Fuller profit share, which were partially offset by lower corporate expenses and other cost reductions at 19 Entertainment.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended June 30, 2010 and 2009 (all amounts reflected for 2009 have been recasted to conform to the 2010 presentation):

Three Months Ended June 30, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$38,267	$(9,601)	$28,666
Other IDOLS television programs (including license fees and sponsorship)	3,160	(343)	2,817
So You Think You Can Dance	22,177	(18,274)	3,903
If I Can Dream and other television productions	1,797	(2,772)	(975)
Music and artist management	4,057	(3,246)	811
Other	2,841	(2,544)	297

	$72,299	$(36,780)	$35,519
Selling, general and administrative expenses, excluding non-cash compensation			(10,334)
Provision for severance and other restructuring-related costs			(3,794)
Other expense			(878)

OIBDAN			$20,513

OIBDAN			$20,513
Depreciation and amortization			(3,723)
Non-cash compensation			(119)

Operating income			$16,671

Three Months Ended June 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$31,326	$(3,611)	$27,715
Other IDOLS television programs (including license fees and sponsorship)	2,146	(119)	2,027
So You Think You Can Dance	23,077	(18,845)	4,232
If I Can Dream and other television productions	—	(1,288)	(1,288)
Music and artist management	6,148	(3,845)	2,303
Other	1,921	(3,151)	(1,230)

	$64,618	$(30,859)	$33,759
Selling, general and administrative expenses, excluding non-cash compensation			(10,666)
Other expense			(5,712)

OIBDAN			$17,381

OIBDAN			$17,381
Depreciation and amortization			(3,143)
Non-cash compensation			(136)

Operating income			$14,102

The revenue increase of $7.7 million is due primarily to American Idol. Cost of sales in 2010 includes $3.6 million for the Simon Fuller profit share.

American Idol 9 aired 19.5 series hours in the U.S. in the three months ended June 30, 2010 while American Idol 8 aired 16.0 series hours in the U.S. in the three months ended June 30, 2009. American Idol revenue increased by $6.9 million in 2010 due to the additional 3.5 hours of programming and an increase in guaranteed license fees and revenue from compensation related to Ryan Seacrest’s services on the program. Cost of sales for American Idol increased $6.0 million due to cost amortization for the Ryan Seacrest agreements and Simon Fuller’s profit share.

Other IDOLS revenue increased $1.0 million due primarily to increased television revenue. Cost of sales increased due to the Simon Fuller profit share.

So You Think You Can Dance revenue declined $0.9 million primarily due to 2 fewer broadcast hours in 2010 due to the timing of the broadcast schedule and a Canadian tour in 2009 which was partially offset by an increase in foreign tapes sales. Cost of sales declined due to the prior year tour costs and the fewer broadcast hours, partially offset by the Simon Fuller profit share.

If I Can Dream and other television productions generated $1.8 million in revenue in 2010. Cost of sales increased $1.5 million primarily due to development and launch costs for If I Can Dream.

For music and artist management, revenue declined $2.1 million from the prior year due to a decline in music downloads from the 2010 season of American Idol and reduced sales of recorded music and touring by former American Idol contestants partly due to the cyclical recording schedule of the artist group. Cost of sales declined $0.6 million due to reduced royalties paid to artists.

Other revenue increased $0.9 million, including a $1.2 million contribution from Storm, which was acquired in August 2009. Cost of sales declined $0.6 million due to reduced development spending on speculative projects partially offset by Storm costs.

Selling, general and administrative expenses decreased $0.3 million as a result of preliminary savings from initial restructuring initiatives. Other expense of $0.9 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively, represent foreign exchange gains and losses generated at 19 Entertainment. In 2009, the loss resulted from transactions recorded in currencies other than the U.K. pound sterling functional currency. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound sterling to U.S. dollar, the loss results from transactions in currencies other than the U.S. dollar, primarily U.K. pound sterling.

Severance and other restructuring-related costs recorded by 19 Entertainment were $3.8 million in the three months ended June 30, 2010. These costs represent $0.8 million of expenses related to the transaction with Simon Fuller described above and $3.0 million of severance costs recorded during the three months ended June 30, 2010.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Variance
	(In thousands)

Revenue	$6,098	$3,949	$2,149
Cost of sales	(1,199)	(436)	(763)
Selling, general and administrative expense, excluding non-cash compensation	(1,120)	(1,265)	145

OIBDAN	$3,779	$2,248	$1,531

OIBDAN	$3,779	$2,248	1,531
Depreciation and amortization	(639)	(646)	7
Non-cash compensation	(15)	(9)	(6)

Operating income	$3,125	$1,593	$1,532

The increase in royalties and licensing revenue of $2.1 million for the three months ended June 30, 2010 compared to 2009 was due to $2.0 million of revenue related to the VIVA ELVIS show in Las Vegas and higher name, image and likeness and record royalties. Royalties and licensing cost of sales increased $0.8 million primarily due to $1.2 million of third party royalties for the Viva ELVIS show offset by lower cost of production and commissions related to sales of television and video rights in 2010. Royalties and licensing selling, general and administrative expenses decreased by $0.1 million primarily due to lower professional fees.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended June 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Variance
	(In thousands)

Revenue	$10,330	$10,615	$(285)
Cost of sales	(1,483)	(1,572)	89
Selling, general and administrative expense, excluding non-cash compensation	(6,639)	(5,804)	(835)

OIBDAN	$2,208	$3,239	$(1,031)

OIBDAN	$2,208	$3,239	$(1,031)
Depreciation and amortization	(653)	(616)	(37)
Non-cash compensation	(25)	(26)	1

Operating income	$1,530	$2,597	$(1,067)

Graceland Operations revenue decreased $0.3 million for three months ended June 30, 2010 compared to 2009 due to lower attendance and lower ancillary revenue. Tour and exhibit revenue of $4.3 million for the three months ended June 30, 2010 decreased $0.2 million from the prior year period. This decrease resulted from an 7.6% decrease in attendance to 153,612 in 2010 from 166,236 in 2009 offset by a 3.5% increase in per visitor spending.

Lower tourist traffic in Memphis, partly caused by the Gulf oil spill, affected attendance in 2010. Retail operations revenue of $3.8 million for the three months ended June 30, 2010 was flat with the prior year, as a decrease in attendance was offset by an increase in per visitor spending. Other revenue, primarily hotel room revenue and ancillary real estate income of $2.2 million for the three months ended June 30, 2010 was down $0.1 million compared to the prior year. The decline was primarily due to lower hotel rates and lower rental income from ancillary real estate.

Graceland Operations cost of sales decreased by $0.1 million in the three months ended June 30, 2010 compared to the prior year due to cost improvements on merchandise sales. Graceland Operations selling, general and administrative expenses increased $0.8 million in the three months ended June 30, 2010 primarily as a result of higher professional and legal fees, including those related to a renewed master plan initiative in 2010 that has been postponed.

Ali Business

The Ali Business contributed $0.7 million and $0.4 million of revenue for the three months ended June 30, 2010 and 2009, respectively. The increase is due to higher licensing fees in the second quarter of 2010 as compared to the prior period. Operating expenses were flat for the three months ended June 30, 2010 compared to the prior period primarily. OIBDAN was $0.3 million in 2010 compared to break even in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.7 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively. The decrease of $1.0 million primarily reflects lower employee compensation costs and a decline in travel and entertainment expenses.

During the three months ended June 30, 2010, the Company incurred $6.8 million of executive separation costs related to the resignation of Robert F.X. Sillerman, the former Chairman and Chief Executive Officer of the Company.

During the three months ended June 30, 2010, the Company incurred $1.0 million of third party advisory fees related to evaluating potential offers to buy the Company.

During the three months ended June 30, 2009, the Company incurred (i) $0.7 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions and (ii) costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of stockholder litigation.

Interest Income/Expense

The Company had interest expense of $0.6 million and $0.9 million in the three months ended June 30, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 2.68% in the three months ended June 30, 2009 to 1.80% in the three months ended June 30, 2010. The Company had interest income of $0.1 million in the three months ended June 30, 2010 and 2009.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended June 30, 2010, the Company recorded a provision for income taxes of $0.9 million, reflecting the Company’s estimated 2010 effective tax rate, offset primarily by a one-time benefit relating to the C.E.O.’s separation from the Company and a one-time benefit resulting from the reorganization of 19 Entertainment.

For the three months ended June 30, 2009, the Company recorded a provision for income taxes of $5.0 million. The provision is comprised of $5.8 million reflecting the Company’s estimated effective tax rate for the quarter offset by a one-time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company had ceased pursuing.

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of June 30, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, 2008 and 2009. The Internal Revenue Service has closed its audit of the Company’s tax year ended December 31, 2006 and notified the Company that it is opening an audit of the Company’s tax year ended December 31, 2007. Two foreign tax jurisdictions have commenced audits of the business activities of 19 Entertainment Limited and Elvis Presley Enterprises in their respective countries.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Losses of Affiliates

The Company recorded losses of $0.1 million and $0.3 million from unconsolidated affiliates for the three months ended June 30, 2010 and 2009, respectively. The equity in losses of affiliates is due primarily to $0.2 million of losses associated with Viva ELVIS partially offset by the earnings of Beckham Brands Limited.

The losses from the Viva ELVIS investment during the second quarter are primarily due to weaker than expected ticket sales due in large part to low occupancy rates at the hotels within CityCenter, where the theater is located. Management expects that ticket sales will improve over the latter half of 2010 as marketing programs for the show are fully implemented and hotel occupancy rates rise as CityCenter fully ramps up its operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.6 million for the three months ended June 30, 2010 and 2009. Both periods reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners and the income in 2010 also reflects the noncontrolling interest for Storm.

Consolidated Operating Results Six Months Ended June 30, 2010

Compared to Six Months Ended June 30, 2009

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009	Variance
	(In thousands)

Revenue	$156,086	$161,039	$(4,953)
Operating expenses	150,281	126,271	24,010
Other expense	1,420	5,840	(4,420)
Operating income	5,805	34,768	(28,963)
Income tax expense	1,520	14,329	(12,809)
Net income attributable to CKX, Inc.	1,538	16,071	(14,533)

Operating income	$5,805	$34,768	$(28,963)
Impairment charge	4,853	—	4,853
Depreciation and amortization	10,315	8,998	1,317
Non-cash provision for severance and other restructuring-related costs	552	—	552
Non-cash executive separation costs	1,297	—	1,297
Non-cash compensation	1,049	752	297

OIBDAN	$23,871	$44,518	$(20,647)

Revenue decreased $5.0 million in 2010 primarily due to a non-recurring television program that aired in 2009, Superstars of Dance, which was largely offset by increased American Idol revenue at 19 Entertainment. Revenue decreased at the Presley Business which was primarily due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement in 2009, which was partially offset by increased royalty and licensing revenue, including revenue from Viva ELVIS. Higher operating expenses of $24.0 million for the six months ended June 30, 2010 resulted from higher costs at 19 Entertainment due primarily to the Ryan Seacrest and Simon Fuller transactions, executive separation costs of $6.8 million and severance and other restructuring-related costs at 19 Entertainment due to a restructuring of the business.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the six months ended June 30, 2010 and 2009 (all amounts reflected for 2009 have been recasted to conform to the 2010 presentation):

Six Months Ended June 30, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$67,368	$(22,190)	$45,178
Other IDOLS television programs (including license fees and sponsorship)	7,300	(843)	6,457
So You Think You Can Dance	23,798	(19,602)	4,196
If I Can Dream and other television productions	3,425	(6,712)	(3,287)
Music and artist management	15,838	(7,773)	8,065
Other	8,010	(7,001)	1,009

	$125,739	$(64,121)	$61,618
Selling, general and administrative expenses, excluding non-cash compensation			(20,854)
Provision for severance and other restructuring-related costs (excluding non-cash compensation for accelerated vesting)			(9,360)
Other expense			(1,412)

OIBDAN			$29,992

OIBDAN			$29,992
Impairment charge			(2,214)
Depreciation and amortization			(7,472)
Non-cash provision for severance and other restructuring-related costs			(242)
Non-cash compensation			(552)

Operating income			$19,512

Six Months Ended June 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$55,981	$(7,734)	$48,247
Other IDOLS television programs (including license fees and sponsorship)	5,537	(237)	5,300
So You Think You Can	26,599	(21,286)	5,313
If I Can Dream and other television productions	12,109	(14,458)	(2,349)
Music and artist management	20,717	(9,612)	11,105
Other	4,964	(4,605)	359

	$125,907	$(57,932)	$67,975
Selling, general and administrative expenses, excluding non-cash compensation			(20,844)
Other expense			(5,840)

OIBDAN			$41,291

OIBDAN			$41,291
Depreciation and amortization			(6,340)
Non-cash compensation			(241)

Operating income			$34,710

The revenue decrease of $0.2 million is due primarily to Superstars of Dance, a television program which had a limited run in 2009, and reduced music revenue partially offset by increases for American Idol. Cost of sales in 2010 includes $6.7 million for the Simon Fuller profit share and cost amortization for the Ryan Seacrest agreements.

American Idol 9 aired 56 series hours in the U.S. in the six months ended June 30, 2010 while American Idol 8 aired 50 series hours in the U.S. in the comparable 2009 season. American Idol revenue increased by $11.4 million as the increase of 6.0 hours of programming and an increase in guaranteed license fees was partially offset by a reduction in the rating bonus and reduced revenue from sponsorship deals. Television ratings for American Idol have declined in 2010 by approximately 10%. Cost of sales for American Idol increased due to $15.0 million of cost amortization for the Ryan Seacrest deal and Simon Fuller’s profit share.

Other IDOLS revenue increased $1.8 million due to increased television revenue. Cost of sales increased due to the Simon Fuller profit share.

So You Think You Can Dance revenue declined $2.8 million primarily due to 2 fewer broadcast hours in 2010 due to the timing of the broadcast schedule and a Canadian tour in 2009 which was partially offset by an increase in foreign tapes sales. Cost of sales declined due to the prior year tour costs and the fewer broadcast hours, partially offset by the Simon Fuller profit share.

If I Can Dream and other television productions revenue decreased $8.7 million in 2010. $12.1 million of this decrease represents Superstars of Dance, a limited run program which aired 9 series hours on the NBC network in January 2009. If I Can Dream contributed $2.7 million in revenue in 2010. Cost of sales declined $7.7 million due to the prior year broadcast of Superstars of Dance partially offset by higher costs for If I Can Dream.

For music and artist management, revenue declined $4.9 million from the prior year due to a decline in music downloads from the 2010 season of American Idol and reduced sales by former American Idol contestants partly due to the cyclical recording schedule of the artist group. Cost of sales declined $1.8 million due to reduced royalties paid to artists, partially offset by Simon Fuller’s profit share.

Other revenue increased $3.0 million, including a $2.4 million contribution from Storm, which was acquired in August 2009.

Selling, general and administrative expenses were flat with the prior year. Other expense of $1.4 million and $5.8 million for the six months ended June 30, 2010 and 2009, respectively, represent foreign exchange gains and losses generated at 19 Entertainment. In 2009, the loss resulted from transactions recorded in currencies other than the U.K. pound sterling functional currency. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound sterling to U.S. dollar, the loss results from transactions in currencies other than the U.S. dollar, primarily U.K. pound sterling.

Severance and other restructuring-related costs recorded by 19 Entertainment were $9.4 million in the six months ended June 30, 2010. These costs represent $5.1 million of expenses related to the transaction with Simon Fuller described above and $4.3 million of severance costs recorded during the six months ended June 30, 2010.

19 Entertainment recorded a $2.2 million impairment charge in the six months ended June 30, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Variance
	(In thousands)

Revenue	$11,812	$16,412	$(4,600)
Cost of sales	(2,101)	(670)	(1,431)
Selling, general and administrative expense, excluding non-cash compensation	(2,331)	(2,267)	(64)

OIBDAN	$7,380	$13,475	$(6,095)

OIBDAN	$7,380	$13,475	$(6,095)
Depreciation and amortization	(1,284)	(1,291)	7
Non-cash compensation	(31)	(21)	(10)

Operating income	$6,065	$12,163	$(6,098)

The decrease in royalties and licensing revenue of $4.6 million for the six months ended June 30, 2010 compared to 2009 was primarily due to the recognition of $9.0 million of revenue in 2009 related to the terminated FXRE license agreement and lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.4 million. The decrease was partially offset by $3.8 million of revenue related to the Viva ELVIS Cirque du Soleil show in Las Vegas and higher net other royalties of $1.0 million resulting from a one-time Elvis the Concert series of performances in Europe and higher record royalties in 2010. Royalties and licensing cost of sales increased $1.4 million due to $2.1 million of third party royalties for the Viva ELVIS show offset by lower production costs for current year projects and lower DVD box set sales in 2010. Royalties and licensing selling, general and administrative expenses increased $0.1 million.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the six months ended June 30, 2010 and 2009:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Variance
	(In thousands)

Revenue	$16,941	$16,741	$200
Cost of sales	(2,757)	(2,457)	(300)
Selling, general and administrative expense, excluding non-cash compensation	(12,846)	(12,018)	(828)

OIBDAN	$1,338	$2,266	$(928)

OIBDAN	$1,338	$2,266	$(928)
Impairment charge	(2,639)	—	(2,639)
Depreciation and amortization	(1,245)	(1,179)	(66)
Non-cash compensation	(44)	(47)	3

Operating income	$(2,590)	$1,040	$(3,630)

Graceland Operations revenue increased $0.2 million for six months ended June 30, 2010 compared to 2009 due to favorable results from retail operations offset by decreases in tour and exhibit and other revenue. Tour and exhibit revenue of $6.7 million for the six months ended June 30, 2010 decreased $0.3 million from the prior year period. This decrease resulted from an 7.8% decrease in attendance to 240,638 in 2010 from 261,016 in 2009 offset by a 3.5% increase in per visitor spending. Inclement regional and national winter weather and lower tourist traffic in Memphis, partly due to the Gulf oil spill, affected attendance in 2010. Retail operations revenue of $6.7 million for the six months ended June 30, 2010 increased $0.6 million compared to the prior year, due primarily to merchandise sales from a Elvis the Concert series of performances in Europe. Other revenue, primarily hotel room revenue and ancillary real estate income of $3.6 million for the six months ended June 30, 2010 was down $0.1 million compared to the prior year. The decline was primarily due to lower hotel occupancy and lower rental income from ancillary real estate.

Graceland Operations cost of sales increased by $0.3 million in the six months ended June 30, 2010 compared to the prior year due to costs for merchandise for the Elvis the Concert series. Graceland Operations selling, general and administrative expenses increased $0.8 million in the six months ended June 30, 2010 primarily as a result of an increase in professional and legal fees of $1.6 million primarily related to a renewed master plan initiative in 2010 that has been postponed, offset by the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative in 2009. Graceland Operations recognized a non-cash impairment of $2.6 million to reduce the carrying amount of buildings for a rental property that owned by the Presley Business which began to wind-down operations in advance of being prepared for an alternative use in the future.

Ali Business

The Ali Business contributed $1.6 million and $2.0 million of revenue for the six months ended June 30, 2010 and 2009, respectively. The decrease in revenue is due to fewer licensing deals in 2010 as compared to the prior year period. Operating expenses decreased to $0.7 million for the six months ended June 30, 2010 from $2.3 million in the prior year period primarily due to a provision for severance costs of $1.4 million recorded in 2009 related to the restructuring of the business. OIBDAN increased to $0.9 million from $(0.3) million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $10.0 million and $9.9 million for the six months ended June 30, 2010 and 2009, respectively. The increase of $0.1 million reflects higher travel and entertainment expenses, increased professional, director and consulting costs and increased office-related costs, offset by lower employee compensation costs.

During the six months ended June 30, 2010, the Company incurred $6.8 million of executive separation costs related to the separation from the Company of Robert F.X. Sillerman the Company’s former Chairman and Chief Executive Officer.

During the six months ended June 30, 2010, the Company incurred $1.0 million of third party advisory fees related to evaluating potential offers to buy the Company.

During the six months ended June 30, 2009, the Company incurred $2.2 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation.

During the six months ended June 30, 2009, the Company incurred costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of a stockholder litigation.

Impairment Charges

In the six months ended June 30, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company has begun wind-down operations of a rental property in advance of being prepared for an alternative use in the future. The Company has recorded a non-cash impairment charge of $2.2 million in the six months ended

June 30, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Interest Income/Expense

The Company had interest expense of $1.4 million and $2.0 million in the six months ended June 30, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 2.82% in the six months ended June 30, 2009 to 1.78% in the six months ended June 30, 2010. The Company had interest income of $0.1 million and $0.2 million in the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the six months ended June 30, 2010, the Company recorded a provision for income taxes of $1.5 million, reflecting the Company’s estimated 2010 effective tax rate of 29.5% and one-time adjustments primarily relating to a beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar, a benefit relating to the C.E.O.’s separation from the Company and a benefit resulting from the reorganization of 19 Entertainment, offset primarily by a detriment relating to the lack of tax benefit of the impairment charges.

For the six months ended June 30, 2009, the Company recorded a provision for income taxes of $14.3 million, reflecting the Company’s estimated 2009 effective tax rate of 45.9% and a one-time beneficial adjustment of $0.8 million for the expensing of 2008 costs for an acquisition that the Company had ceased pursuing.

The decrease in the 2010 annual effective tax rate relates primarily to the Company utilizing more foreign tax credits than the prior year.

Equity in Losses of Affiliates

The Company recorded losses of $0.1 million and $0.3 million from unconsolidated affiliates for the six months ended June 30, 2010 and 2009, respectively. The equity in losses of affiliates is due primarily to $0.7 million of losses associated with the opening of Viva ELVIS in February 2010, offset by the earnings of Beckham Brands Limited.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.4 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. Both periods reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners and the income for 2010 reflects the noncontrolling interest for Storm in 2010.

Cash Flow for the six months ended June 30, 2010 and 2009

Operating Activities

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2010, reflecting net income of $2.9 million, including depreciation and amortization of $10.3 million, impairment charges of $4.9 million and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2009, reflecting net income of $18.4 million, including depreciation and amortization of $9.0 million and normal seasonal patterns in cash collections on certain American Idol revenue streams.

Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2010, reflecting capital expenditures of $1.3 million and investments in the Cirque du Soleil partnership of $0.5 million.

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2009, primarily reflecting the purchase of a fractional interest in a corporate airplane, the investment in the Cirque du Soleil partnership and recurring capital expenditures at Graceland.

Financing Activities

Cash used in financing activities was $2.2 million for the six months ended June 30, 2010. The Company made distributions of $0.9 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.9 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At June 30, 2010, the Company had $100.6 million of debt outstanding and $59.9 million in cash and cash equivalents.

In March 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility.

We are required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility the outstanding principal amount has been classified as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2010. We intend to repay the $100.0 million outstanding balance on the Credit Facility out of expected proceeds from a new credit facility or other debt financing which we expect to complete prior to the expiration date of the Credit Facility. Although we believe that we will be able to secure such financing prior to the expiration of the Credit Facility, the availability and terms of such debt will be dependent upon a number of factors including our current and future performance and overall conditions in the credit markets. We expect that the interest rate on any new debt financing will be higher than the rate we currently pay on our existing Credit Facility.

We believe that our current cash on hand together with cash flow from operations and proceeds from a new credit facility or other debt financing will be sufficient to fund our current operations, including payments of interest and principal on our debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the non-controlling shareholders in the Presley and Ali businesses and capital expenditures.

Capital Expenditures

We presently anticipate that our capital expenditures for 2010 will total approximately $4.0 million. We will also incur additional expenditures to complete the development of the Cirque du Soleil Viva ELVIS show. To date, the Company has incurred expenditures for the development of the show of $22.5 million. The Company expects to fund the remaining $2.5 million in the third quarter of 2010.

We have previously announced preliminary plans to re-develop our Graceland attraction to include an expanded visitors center, new attractions and merchandising shops and potentially a new boutique convention hotel. Although we continue to consider the exact scope, cost, financing plan and timing of such a project, we expect that the redevelopment of Graceland, if and when pursued, would take several years and could require a substantial financial investment by the Company. In addition, our ability to pursue such a project would be conditioned on a number of factors, including but not limited to general economic conditions, the availability of capital and obtaining necessary approvals and concessions from local and state authorities. The Company remains committed to the growth and vitality of the Graceland property and its surroundings and will continue to study the opportunity for redevelopment on its own or together with third parties.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company is in the process of negotiating with Fox and Fremantle for compensation related to Mr. Seacrest’s services on American Idol. The amounts paid by such parties will either be paid directly to the Company or remitted to the Company by Mr. Seacrest. The Company paid $28.5 million to Mr. Seacrest through June 30, 2010. The Company will make payments to Mr. Seacrest of $3.3 million over the remainder of 2010, $6.6 million in 2011 and $6.6 million in 2012. The Company has not, to date, engaged Mr. Seacrest in any prime time network projects beyond his participation in American Idol and there can be no guarantee that it will do so in the future.

Simon Fuller Transaction

Pursuant to the consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive the Creative Consulting Fee as described above. For calendar year 2010, Mr. Fuller will receive $5.0 million as an advance against the Creative Consulting Fee, $3.75 million of which was paid in the six months ended June 30, 2010; $1.25 million is due to be paid in the third quarter of 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. In addition to the aforementioned payment, Mr. Fuller received an incremental £1.5 million ($2.3 million) in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010; the final payment of £0.5 million ($0.8 million) was paid in the second quarter of 2010.

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

Annual Impairment Review

The Company has recorded a non-cash impairment charge of $2.2 million for the six months ended June 30, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed. In the six months ended June 30, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company began to wind-down mode operations of a rental property in advance of being prepared for an alternative use in the future.

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

Critical Accounting Policies

During the six months ended June 30, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $100.6 million of total debt outstanding at June 30, 2010, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the six months ended June 30, 2010 would have decreased by approximately $0.4 million.

Foreign Exchange Risk

We have operations outside the United States, principally in the United Kingdom. Some of our foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the six months ended June 30, 2010 would have decreased by approximately $1.1 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue.

As of June 30, 2010, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement (as amended on June 8, 2009) that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. As described in Exercise of Amended Call Option above, 534,082 shares with a fair value of $7.3 million remain subject to the Put and Call Option Agreement.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Michael G. Ferrel, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended June 30, 2010 that have materially affected CKX’s internal controls over financial reporting.

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

CKX, Inc.

BY:	/s/ Michael G. Ferrel

Name:	Michael G. Ferrel Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer (Principal Accounting Officer)

DATE: August 13, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.