Form 10-Q/A
period 2010-06-30
CKX, Inc.
filed 2010-08-19
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

As of August 17, 2010 there were 93,080,851 shares of the registrant’s common stock outstanding.

CKX, Inc.

EXPLANATORY NOTE

CKX, Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as originally filed with the Securities and Exchange Commission on August 13, 2010 (the “Original Report”), solely to amend the principal executive officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certification filed with the Original Report was properly executed and timely filed by the principal executive officer; however, the printed name of the principal executive officer in the text of the certification was incorrect. The Company is filing the Amended Report to correct this typographical error contained in the certification. Item 6 of Part II is included for reference purposes as the Company has filed as exhibits to this Amended Report the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amended Report does not affect any other items in our Original Report.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Part II — Other Information

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

DATE: August 19, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

5