Form 10-Q
period 2010-09-30
CKX, Inc.
filed 2010-11-08
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 4, 2010 there were 93,105,050 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

		December 31,
	September 30, 2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$94,761	$66,587
Receivables, net of allowance for doubtful accounts of $750 at September 30, 2010 and $742 at December 31, 2009	57,484	52,252
Inventories, net of allowance for obsolescence of $721 at September 30, 2010 and $661 at December 31, 2009	1,613	1,977
Prepaid expenses and other current assets	23,799	26,092
Prepaid income taxes	8,422	4,610
Deferred tax assets	4,085	3,551

Total current assets	190,164	155,069
Property and equipment — net	44,974	49,590
Receivables	2,061	2,693
Loans to related parties	2,226	2,221
Other assets	40,886	49,453
Goodwill	114,659	116,873
Other intangible assets — net	108,382	119,809
Deferred tax assets	2,796	3,974

TOTAL ASSETS	$506,148	$499,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,576	$39,144
Accrued expenses	36,696	25,689
Current portion of long-term debt	100,515	482
Deferred revenue	10,571	12,885

Total current liabilities	185,358	78,200
Long-term liabilities:
Long-term debt	131	100,647
Deferred revenue	2,566	2,850
Other long-term liabilities	2,775	2,828
Deferred tax liabilities	20,795	22,835

Total liabilities	211,625	207,360

Redeemable restricted common stock — 534,082 shares outstanding at September 30, 2010 and December 31, 2009	7,347	7,347
Commitments and contingencies (see note 15)
CKX, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,880,107 shares issued at September 30, 2010 and 96,831,149 issued at December 31, 2009	969	968
Additional paid-in-capital	398,097	394,839
Accumulated deficit	(84,715)	(83,857)
Common stock in treasury — 4,477,438 shares at September 30, 2010 and December 31, 2009	(22,647)	(22,647)
Accumulated other comprehensive loss	(33,301)	(33,394)

CKX, Inc. stockholders’ equity	281,228	278,734

Noncontrolling interests	5,948	6,241

Total equity	287,176	284,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,148	$499,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue	$80,137	$87,395
Operating expenses:
Cost of sales	43,896	49,718
Selling, general and administrative expenses	16,591	18,115
Corporate expenses	4,581	4,911
Depreciation and amortization	4,068	5,033
Provision for severance and other restructuring-related costs	8,253	—
Executive separation costs	874	—
Merger-related and advisory costs	750	—
Acquisition-related costs	—	309
Other income	(406)	(1,697)

Total operating expenses	78,607	76,389

Operating income	1,530	11,006
Interest income	62	53
Interest expense	(635)	(697)

Income before income taxes and equity in earnings of affiliates	957	10,362
Income tax expense (benefit)	2,654	(1,781)

Income (loss) before equity in earnings of affiliates	(1,697)	12,143
Equity in earnings of affiliates	339	97

Net income (loss)	(1,358)	12,240
Dividends on preferred stock	(456)	(456)

Net income (loss) available to CKX, Inc.	(1,814)	11,784
Less: Net income attributable to noncontrolling interests	(582)	(591)

Net income (loss) attributable to CKX, Inc.	$(2,396)	$11,193

Income (loss) per share:
Basic and diluted income (loss) per share	$(0.03)	$0.12

Average number of common shares outstanding:
Basic	92,915,518	92,850,007
Diluted	92,915,518	93,011,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue	$236,223	$248,434
Operating expenses:
Cost of sales	113,049	110,932
Selling, general and administrative expenses	53,471	54,249
Corporate expenses	14,568	14,820
Impairment charges	4,853	—
Depreciation and amortization	14,383	14,031
Provision for severance and other restructuring-related costs	18,165	1,418
Executive separation costs	7,655	—
Merger-related and advisory costs	1,730	525
Acquisition-related costs	—	2,542
Other expense	1,014	4,143

Total operating expenses	228,888	202,660

Operating income	7,335	45,774
Interest income	163	256
Interest expense	(2,083)	(2,653)

Income before income taxes and equity in earnings (losses) of affiliates	5,415	43,377
Income tax expense	4,174	12,548

Income before equity in earnings (losses) of affiliates	1,241	30,829
Equity in earnings (losses) of affiliates	265	(162)

Net income	1,506	30,667
Dividends on preferred stock	(1,368)	(1,368)

Net income available to CKX, Inc.	138	29,299
Less: Net income attributable to noncontrolling interests	(996)	(2,035)

Net income (loss) attributable to CKX, Inc.	$(858)	$27,264

Basic and diluted income (loss) per share:
Income attributable to CKX, Inc. before preferred dividends	$0.00	$0.31
Dividends on preferred stock	(0.01)	(0.01)

Basic and diluted income per share	$(0.01)	$0.30

Average number of common shares outstanding:
Basic	92,896,980	93,446,186
Diluted	92,896,980	93,498,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net income	$1,506	$30,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,383	14,031
Impairment charges	4,853	—
Non-cash provision for severance and other restructuring-related costs and executive separation costs	1,849	—
Write-off of deferred costs	—	874
Unrealized foreign currency losses	785	3,278
Share-based payments	1,436	1,156
Equity in earnings (losses) of affiliates, net of cash received	(265)	162
Deferred income taxes	(1,396)	3,585
Amortization of deferred financing fees	572	534
Provision for inventory and accounts receivable allowance	162	358
Changes in operating assets and liabilities:
Receivables	(4,625)	(10,572)
Prepaid expenses and other current assets	3,066	(17,026)
Prepaid income taxes	(3,812)	(4,186)
Other assets	8,188	(12,592)
Accounts payable and accrued expenses	9,439	15,340
Deferred revenue	(2,598)	(20,573)
Income taxes payable	—	(5,526)
Other	(603)	521

Net cash provided by operating activities	32,940	31

Cash flows from investing activities:
Purchases of property and equipment	(2,790)	(6,207)
Purchase of 51% interest in business, net of cash acquired of $936	—	(4,314)
Proceeds from sale of businesses and assets	1,257	—
Investment in Cirque du Soleil partnership	(992)	(6,050)
Return of capital from Cirque du Soleil partnership	1,065	—

Net cash used in investing activities	(1,460)	(16,571)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	—	(15,000)
Distributions to noncontrolling interest shareholders	(1,275)	(2,175)
Principal payments on debt	(483)	(774)
Dividends paid on preferred stock	(1,368)	(1,368)

Net cash used in financing activities	(3,126)	(19,317)

Effect of exchange rate changes on cash and cash equivalents	(180)	906

Net increase (decrease) in cash and cash equivalents	28,174	(34,951)

Cash and cash equivalents — beginning of period	66,587	101,895

Cash and cash equivalents — end of period	$94,761	$66,944

Supplemental cash flow data:
Cash paid during the period for:
Interest	$1,423	$2,352
Income taxes	9,842	19,923

Supplemental Cash Flow Information

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2010 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

Accrued but unpaid investment in Cirque du Soleil partnership	3,923

Note receivable for sale of businesses and assets	2,525

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2009 (in thousands):

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

Accrued but unpaid investment in Cirque du Soleil partnership	3,757

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

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis, and the operations of Graceland; and has partnered with Cirque du Soleil for the recently opened Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

The financial information in this report for the three and nine months ended September 30, 2010 and 2009 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

2.	Accounting Policies

During the nine months ended September 30, 2010, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

3.	Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller has received $5.0 million as an advance against the Creative Consulting Fee, which was paid in the nine months ended September 30, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the Creative Consulting Fee payable to Mr. Fuller. For the nine months ended September 30, 2010, the Company has recorded $8.5 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller received an incremental $2.3 million in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company also paid Mr. Fuller $0.8 million in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received $2.0 million in separation payments. The Company recorded $0.6 million of share-based compensation expense in the nine months ended September 30, 2010 due to the acceleration of the vesting of stock options held by Mr. Fuller upon the termination of his employment agreement (see Note 12). The Company recorded $5.6 million to the provision for severance and other restructuring-related costs in the nine months ended September 30, 2010 related to these agreements with Mr. Fuller.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management determined to exit most of the other businesses within 19 Entertainment by the end of 2010, including the shut-down of its If I Can Dream project at the end of September 2010.

In pursuit of this plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company intended to exit were sold to XIX Management Limited, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and some U.K. recorded music and management assets, were sold for the approximate book value of the transferred business. For the nine months ended September 30, 2010, these businesses generated $7.5 million of revenue, had operating income of $0.1 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 60 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

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

In addition to the transaction described above, during the nine months ended September 30, 2010, the Company terminated or exited certain other business activities at 19 Entertainment, including the shut-down of its If I Can Dream project at the end of September 2010. As a result of this and the transaction with XIX Management, the Company has substantially reduced 19 Entertainment’s spending on programming and new development projects and the associated selling, general and administrative expenses. As of October 31, 2010, the Company has reduced 19 Entertainment’s headcount by a total of 151 employees since December 31, 2009 to a total of 95 employees. The

Company expects that the reduction in headcount and certain other costs will result in annualized cost savings of approximately $20 million at 19 Entertainment.

In connection with the actions described above, for the nine months ended September 30, 2010, the Company incurred severance and other restructuring-related costs, including charges related to the closure of several offices, of $18.2 million. Although the Company has substantially completed its restructuring actions as of October 31, 2010, the Company may incur additional charges during the remainder of 2010. Certain management functions at 19 Entertainment were absorbed by the Company’s corporate staff.

The following table outlines the details of the components of the restructuring charges, including costs for the transaction with Simon Fuller, and the payments made in the nine months ended September 30, 2010:

		Payments/Writeoffs/Vesting
	Provision for the	During the Nine
	Nine Months Ended	Months Ended	Liability as of
	September 30, 2010	September 30, 2010	September 30, 2010

Severance and other employee-related termination costs	$6,759	$(2,540)	$4,219
Costs associated with transaction with Simon Fuller	5,564	(5,564)	—
Costs associated with termination of leases related to office closures	2,698	(1,591)	1,107
Costs associated with termination of projects and ventures	1,930	(891)	1,039
Other	1,214	(1,159)	55

	$18,165	$(11,745)	$6,420

In the nine months ended September 30, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business, which was reclassified to the provision for severance and other restructuring-related costs from selling, general and administrative expenses to conform to the 2010 presentation.

4.	Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman will receive a cash severance payment of $3.4 million, which amount becomes payable six months following the date of Mr. Sillerman’s separation from the Company. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the nine months ended September 30, 2010 related to this accelerated vesting (see Note 12).

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman will receive a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries for a one-year period following the execution of the separation and consulting agreement. In addition to the consulting fee, Mr. Sillerman will be reimbursed for the monthly cost of certain business expenses through December 31, 2011, with an aggregate monthly cost of $25,000. In addition to the above, the Company also recorded severance costs of $0.3 million related to two employees who reported to Mr. Sillerman and who were also terminated and professional fees of $0.1 million related to the separation with Mr. Sillerman. The Company also recorded $0.9 million related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under the agreement.

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

The following table outlines the details of the executive separation costs and the payments made in the nine months ended September 30, 2010:

		Payments/Vesting
	Provision for the	During the Nine
	Nine Months Ended	Months Ended	Liability as of
	September 30, 2010	September 30, 2010	September 30, 2010

Severance and other one-time costs	$3,813	$(396)	$3,417
Consulting costs	1,824	(417)	1,407
Share-based compensation costs due to acceleration of stock options	1,297	(1,297)	—
Office and other administrative costs	500	(150)	350
Health insurance costs	221	(8)	213

	$7,655	$(2,268)	$5,387

5.	Transactions Involving FX Real Estate and Entertainment Inc.

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

Under the terms of the license agreements, FXRE was required to pay to EPE and the Ali Business a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property, as applicable. FXRE was required to pay a guaranteed annual minimum royalty during each year of the agreements, which amount was to be recoupable against royalties paid during such year as described above. The aggregate guaranteed minimum royalty due for 2007 of $10.0 million, together with interest of $0.4 million, was paid to the Company in April 2008 and was deferred under the Company’s revenue recognition policy.

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

The Company recorded revenue of $4.7 million and cost of sales of $2.9 million in the nine months ended September 30, 2010 related to royalties on the Company’s intellectual property from the partnership with Cirque du Soleil for Viva ELVIS. The Company recorded a loss of $0.3 million from unconsolidated affiliates for the nine months ended September 30, 2010 related to the Company’s investment in the Cirque du Soleil operating partnership. The loss is primarily due to certain one-time costs associated with the gala opening of the show in February 2010 and an operating loss on the show itself. Additionally, the Company recorded a return of production capital of $4.0 million in the nine months ended September 30, 2010. The Company’s net investment in the partnership with Cirque du Soleil of $22.1 million at September 30, 2010 is recorded in the Presley Business — Royalties and Licensing segment within other assets on the accompanying condensed consolidated balance sheet.

7.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$(1,358)	$12,240	$1,506	$30,667
Foreign currency translation adjustments	277	(4,459)	93	15,973

	(1,081)	7,781	1,599	46,640
Net income attributable to noncontrolling interests	(582)	(591)	(996)	(2,035)

Comprehensive income (loss)	$(1,663)	$7,190	$603	$44,605

Change in Functional Currency

As described in Note 3, Simon Fuller resigned as Chief Executive Officer of 19 Entertainment and a director of the Company in January 2010. This departure represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management reassessed the functional currency of the 19 Entertainment operating segment. The Company concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. sterling to U.S. dollars. The Company effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 financial information previously included in the Company’s Form 10-K.

In the three and nine months ended September 30, 2010, foreign currency adjustments resulted from foreign currency movements related to subsidiaries at 19 Entertainment that did not change functional currency from U.K. sterling to U.S. dollars. Prior to 2010, foreign currency translation adjustments resulted from the conversion of 19 Entertainment’s financial statements from U.K. pound sterling to U.S. dollars.

8.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. For the three and nine months ended September 30, 2010, diluted earnings per share is the same as basic earnings per share as a result of the Company’s net loss in the current periods. In general, diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares, including one incremental share for the assumed exercise of the Company’s series C preferred stock. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 693,350 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the three months ended September 30, 2009 and 2,128,250 shares were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive for the nine months ended September 30, 2009.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009

Basic common shares outstanding (including redeemable restricted common stock)	92,850,007	93,446,186
Incremental shares for assumed exercise of Series C preferred stock and stock options	161,862	52,016

Diluted common shares outstanding (including redeemable restricted common stock)	93,011,869	93,498,202

9.	Intangible Assets and Goodwill

Indefinite lived intangible assets as of September 30, 2010 and December 31, 2009 consist of (dollar amounts in thousands):

Presley and Ali trademarks, publicity rights and other intellectual property	$66,365

Definite lived intangible assets as of September 30, 2010 consist of (dollar amounts in thousands):

	Weighted
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	9.3	$28,900	$(10,756)	$18,144
Other Presley intangible assets	11.4	13,622	(7,493)	6,129
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	1.5	64,517	(50,454)	14,063
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	1.8	18,053	(14,874)	3,179
MBST artist contracts, profit participation rights and other intangible assets	4.8	4,270	(3,768)	502

		$129,362	$(87,345)	$42,017

The gross carrying amount of intangible assets as of September 30, 2010 in the table above differs from the amount of December 31, 2009 in the table below due to foreign currency movements related to Storm, which continues to use U.K. sterling as its functional currency. The Company has consolidated the results of operations of Storm since the date of acquisition (August 6, 2009) in the 19 Entertainment operating segment.

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

Amortization expense for definite lived intangible assets was $11.4 million and $11.0 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the three months ending December 31, 2010	$3,677
For the years ending December 31,
2011	13,779
2012	5,738
2013	3,124
2014	2,981

Goodwill as of September 30, 2010 consists of (dollar amounts in thousands):

	Balance at		Balance at
	December 31,		September 30,
	2009	Impairment	2010

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	89,009	(2,214)	86,795
MBST	2,175	—	2,175
Ali Business	1,110	—	1,110

Total	$116,873	$(2,214)	$114,659

As noted in Note 3, management completed a review of each of the businesses currently conducted by 19 Entertainment. Following this review, the Company decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and to exit most of the other businesses within 19 Entertainment, including its multimedia project If I Can Dream at the end of September 2010. These actions are a triggering event and the Company therefore evaluated the 19 Entertainment goodwill and intangible assets for impairment. As a result of this review, a non-cash impairment charge of $2.2 million was recognized in the nine months ended September 30, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed. No other 19 Entertainment goodwill and intangible assets were impaired.

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

On March 12, 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility. The Company has written off $0.2 million of deferred financing fees to interest expense in the nine months ended September 30, 2010 for the reduction in the size of the Credit Facility.

A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility was payable monthly in arrears through the date of the amendment entered into by the Company as described above (March 12, 2010). Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at September 30, 2010 bears interest at the Eurodollar rate resulting in an effective annual interest rate at September 30, 2010 of 2.03% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011. This Company is required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility, the outstanding principal amount has been classified as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2010.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of September 30, 2010.

The fair value of the Company’s debt has been calculated using a present value model and an observable market rate is $98.2 million as of September 30, 2010, reflecting the favorable interest rates on the Company’s debt instruments.

11.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2010	$278,734	$6,241	$284,975
Net income	510	996	1,506
Distributions/distributions payable to noncontrolling interest shareholders	—	(1,275)	(1,275)
Series B preferred dividends	(1,368)	—	(1,368)
Other comprehensive income	93	—	93
Share-based payments and other	3,259	(14)	3,245

Balance at September 30, 2010	$281,228	$5,948	$287,176

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	28,632	2,035	30,667
Distributions/distributions payable to noncontrolling interest shareholders	—	(2,300)	(2,300)
Series B preferred dividends	(1,368)	—	(1,368)
Other comprehensive income	15,973	—	15,973
Purchase of 51% interest in business	—	2,471	2,471
Share-based payments and other	1,721	(42)	1,679

Balance at September 30, 2009	$282,419	$7,443	$289,862

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

Share-based compensation expense was $1.4 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. As noted in Notes 3 and 4, respectively, the Company also recorded $1.3 million of additional expense to executive separation costs in the nine months ended September 30, 2010 due to the acceleration of stock options held by Robert F.X. Sillerman upon his separation from the Company and $0.6 million of additional expense to provision for severance and other restructuring-related costs in the nine months ended September 30, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement.

During the nine months ended September 30, 2010, the Company granted 1,296,500 stock options to employees. Excluding options granted to Robert F.X. Sillerman which were vested on an accelerated basis during the period as discussed previously, these options vest 20% on each of the first five anniversaries of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the weighted average fair market value of the underlying common stock on the date of grant ($5.63). The weighted average fair value of the grants was $2.62 per option. Compensation expense is being recognized ratably over the vesting period, assuming 10%-25% of the options granted will not vest. The following assumptions were used in valuing the stock options granted during the nine months ended September 30, 2010:

Weighted average risk-free average interest rate	3.1%
Volatility	41.9%
Expected life (years)	6.5
Dividend yield	0.0%

The Company estimates forfeitures based on management’s experience. Due to the Company’s short operating history of less than six years, the expected volatility is based on the Company’s historical share price volatility, and an analysis of comparable public companies operating in our industry. Also due to the Company’s short operating history, the Company estimates the expected life of each option granted by taking the average of the minimum and maximum life for each vesting tranche. The Company calculated a risk-free rate based upon the rates on five and ten year treasury notes at the dates of grant.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2010, the Company recorded a provision for income taxes of $4.2 million on income before income taxes of $5.4 million. The components of the tax provision are $1.6 million reflecting the Company’s estimated 2010 effective tax rate of 30.4%, $1.5 million relating to the lack of tax benefit for the impairment charges, $1.8 million related to the filing of the 2009 federal income tax return resulting in adjustments to valuation allowances and $0.6 million related to a taxable gain on the sale of Beckham Brands Limited partially offset by a $1.3 million tax benefit related to treating the restructuring-related costs as discrete items.

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $12.5 million, reflecting the Company’s estimated 2009 effective tax rate of 36.9% and a one-time beneficial adjustment in the second quarter of $0.8 million for the expensing of 2008 costs relating to a deal that the Company has ceased pursuing, as well as a third quarter adjustment of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions and a tax benefit of $1.6 million relating to potential tax refunds.

The decrease in the 2010 annual effective tax rate relates primarily to the Company utilizing more foreign tax credits than created in the current year. In the prior year, more foreign taxes were owed than the Company could utilize as credits. The Company has a full valuation allowance established against its foreign tax credits.

For the three months ended September 30, 2010, the Company recorded a provision for income taxes of $2.7 million on income before income taxes of $1.0 million. The components of the tax provision are $0.3 million reflecting the Company’s estimated 2010 effective tax rate of 30.4%, $1.8 million related to the filing of the 2009 federal income tax return resulting in adjustments to valuation allowances and $0.6 million related to a taxable gain on the sale of Beckham Brands Limited.

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

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, 2008 and 2009. The Internal Revenue Service has closed its audit of the Company’s tax year ended December 31, 2006 and notified the Company that it is opening an audit of the Company’s tax year ended December 31, 2007. The Company is currently under audit in one foreign tax jurisdiction while another foreign tax jurisdiction has closed its audit.

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

Elvis Cirque du Soleil Show

In connection with the Cirque du Soleil Viva ELVIS show, described in Note 6, the Company’s portion of the total development spending of the show was approximately $26.4 million. The Company paid $3.9 million in October 2010 and expects no significant additional funding requirements.

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

Following the exercise of the amended call option, 534,082 shares remain subject to the Put and Call Option Agreement and can be put to the Company beginning March 17, 2011. The Company’s total obligation in the event all of the shares are put to the Company is $7.0 million.

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

The Company has agreed with Fox on the compensation related to Mr. Seacrest’s services on American Idol and received payment for compensation related to the 2010 season in November 2010. The Company has recognized this amount as revenue in 2010 over the hours broadcast in the first and second quarters of the broadcast season. Because the amount contributed by Fox is less than the amount guaranteed by the Company to Mr. Seacrest, the Company bore the shortfall related to services performed by Mr. Seacrest for the 2010 season. The Company also expects a shortfall for the 2011 and 2012 seasons between the amounts received from Fox and the amounts guaranteed by the Company to Mr. Seacrest. The Company has cumulatively paid $30.7 million to Mr. Seacrest through September 30, 2010. The Company will make additional payments to Mr. Seacrest of $1.2 million over the remainder of 2010, $6.6 million in 2011 and $6.6 million in 2012.

Simon Fuller Transaction

See Note 3 for a description of commitments related to the Simon Fuller transaction.

Executive Separation Costs

See Note 4 for a description of commitments related to the agreements with Robert F.X. Sillerman.

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

MBST

In connection with the acquisition of MBST, the sellers were entitled to receive an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period ending August 9, 2010 which the business did not meet. In connection with an extension of the employment agreements of the sellers/principals of MBST in the third quarter of 2010, the terms of the escrow of such shares were amended to provide that from August 10, 2010 through August 9, 2013, such shares may be released upon a “change of control” of the Company or upon a termination without “cause” of one of the principals/sellers.

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

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended September 30, 2010:
Revenue	$3,737	$12,130	$63,268	$1,002	$—	$80,137

Operating income (loss)	$727	$3,085	$2,928	$630	$(5,840)	$1,530

Depreciation and amortization	$642	$590	$3,192	$9	$(365)	$4,068

OIBDAN	$1,377	$3,703	$6,226	$639	$(5,960)	$5,985

Three months ended September 30, 2009:
Revenue	$2,302	$12,416	$71,396	$1,281	$—	$87,395

Operating income (loss)	$644	$3,728	$11,195	$804	$(5,365)	$11,006

Depreciation and amortization	$645	$594	$3,640	$9	$145	$5,033

OIBDAN	$1,294	$4,352	$14,971	$813	$(4,987)	$16,443

Nine months ended September 30, 2010:
Revenue	$15,549	$29,071	$189,007	$2,596	$—	$236,223

Operating income (loss)	$6,792	$495	$22,440	$1,493	$(23,885)	$7,335

Depreciation and amortization	$1,926	$1,835	$10,664	$26	$(68)	$14,383

OIBDAN	$8,757	$5,041	$36,218	$1,519	$(21,679)	$29,856

Nine months ended September 30, 2009
Revenue	$18,714	$29,157	$197,303	$3,260	$—	$248,434

Operating income (loss)	$12,807	$4,768	$45,905	$484	$(18,190)	$45,774

Depreciation and amortization	$1,936	$1,773	$9,980	$39	$303	$14,031

OIBDAN	$14,769	$6,618	$56,262	$528	$(17,216)	$60,961

Asset Information:
Segment assets at September 30, 2010	$99,659	$71,311	$188,220	$31,494	$115,464	$506,148

Segment assets at December 31, 2009	$98,662	$73,379	$211,911	$31,262	$84,468	$499,682

Below is a reconciliation of the Company’s OIBDAN to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

OIBDAN	$5,985	$16,443	$29,856	$60,961
Depreciation and amortization	(4,068)	(5,033)	(14,383)	(14,031)
Impairment charges	—	—	(4,853)	—
Non-cash compensation included in severance and other restructuring-related costs and executive separation costs	—	—	(1,849)	—
Non-cash compensation	(387)	(404)	(1,436)	(1,156)
Interest income	62	53	163	256
Interest expense	(635)	(697)	(2,083)	(2,653)
Equity in earnings (losses) of affiliates	339	97	265	(162)
Income tax (expense) benefit	(2,654)	1,781	(4,174)	(12,548)

Net income (loss)	$(1,358)	$12,240	$1,506	$30,667

17.	Related Party Transactions

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

Please see Note 3, Transactions with Simon Fuller and Restructuring of 19 Entertainment.

Please see Note 4, Executive Separation Costs.

Please see Note 5, Transactions Involving FX Real Estate and Entertainment Inc.

On December 8, 2009, the Company made a loan in the amount of $455,115 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on February 8, 2010. On July 1, 2010, the Company made a loan of $455,615 to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on August 8, 2010. On August 19, 2010, the Company made a loan of $446,356 to the holder of our Series B Convertible Preferred Stock.

The principal amount of the loan along with interest will be repaid from the proceeds of the quarterly dividend on the preferred stock on November 8, 2010.

On February 7, 2005, EPE and EPE Holding Corporation, a wholly-owned subsidiary of the Company, entered into a consulting agreement with Ms. Priscilla Presley securing Ms. Presley’s consulting services in connection with promotion of EPE’s business. Pursuant to the terms of the consulting agreement, Ms. Presley was paid $560,000 in 2009. On July 12, 2010, the consulting agreement was amended, effective as of the date of the amendment, to increase Ms. Presley’s annual consulting fee to $800,000. In connection with the execution of this amendment, Ms. Presley received a $250,000 bonus in July 2010.

The Company subleases from a third party 24,546 square feet, comprising the entire 15th and 16th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. CKX sublicensed a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and FXRE, companies which are affiliated with Robert F.X. Sillerman. CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties an FXRE pay its pro rata share of the rent for the space it occupies to CKX. As of September 30, 2010 and through November 5, 2010, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum due monthly, which has been paid currently through September 30, 2010. Principal payments are due in each February during the years 2009 through 2012 based on a rate of 50% of the vendor’s cash flow, as defined. All amounts outstanding under the loan come due in August 2012. No principal payments were due or have been made through October 2010 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. $1.8 million was outstanding under the loan agreement at September 30, 2010. The Company entered into a consulting agreement with the vendor in 2007 that terminates in December 2010 and provides for the Company to pay monthly consulting fees that would total $1.8 million over the term of the agreement; $0.4 million was expensed under the agreement in the nine months ended September 30, 2010 and 2009. The consulting agreement may be terminated by either party upon sixty days notice.

18.	Subsequent Events

The Company evaluated subsequent events through the date of this filing.

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

General

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited, which owns proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the recently opened Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

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

Restructuring Program

Since the beginning of 2010 we have undergone a significant reorganization and realignment of our business including making significant changes to our management team, business plan and corporate structure.

Simon Fuller left his position as a director of our company and President of our 19 Entertainment business in January 2010 and entered into a consulting arrangement described elsewhere herein pursuant to which his efforts on behalf of our company will be focused primarily on creative aspects of our two major television productions, American Idol and So You Think You Can Dance.

Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, terminated his employment and resigned from our Board of Directors in May 2010 to pursue other interests.

Michael Ferrel, a former President of our company, was appointed as our Chief Executive Officer upon Mr. Sillerman’s departure and became Chairman of our Board of Directors in October 2010. In September 2010 we promoted Kraig Fox, formerly Executive Vice President and Chief Corporate Development Officer, to the position of Chief Operating Officer. Additionally, three independent directors have announced that they will not stand for re-election to our Board of Directors, and we have named one new independent director in October 2010 and nominated another individual to stand for election as an independent director at our scheduled shareholders’ meeting in December 2010. We believe that these new directors will help bring fresh thinking and additional industry expertise to our Board of Directors.

Our Board of Directors and our senior management team have engaged in a thorough review of all aspects of our business which has resulted in our decision to significantly alter our business plan for 19 Entertainment to focus principally on our core IDOLS and So You Think You Can Dance properties.

As part of this review we determined that we should reduce our extensive efforts to develop new television concepts. We concluded that while such development efforts had at times resulted in commercially viable ideas, our development efforts were not generating adequate returns on investment. We intend to remain in the television business and expect to pursue new television ideas through joint ventures or acquisitions of television development companies, which we believe offer more attractive risk-reward opportunities.

Our review of our 19 Entertainment business also resulted in a program to divest or shutdown certain small non-core properties and development projects and significantly reduce our overall cost structure. Since the start of 2010 we have shut our office in London, sold certain non-core properties and development projects to an entity affiliated with Mr. Fuller and shut down other development projects collectively eliminating 151 positions at 19 Entertainment. We expect that the reduction in headcount and other costs will result in annualized cost savings of approximately $20 million.

In connection with the actions described above, for the nine months ended September 30, 2010, we incurred severance and other restructuring costs of $18.2 million. Although we have substantially completed our restructuring program as of October 31, 2010, we may incur additional charges during the remainder of 2010.

As of November 1, 2010, the 19 Entertainment business consists of the IDOLS and So You Think You Can Dance properties, including the related touring, music and artist management businesses, MBST and the Storm Modeling business.

Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller has received $5.0 million as an advance against the Creative Consulting Fee, which was paid in the nine months ended September 30, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the Creative Consulting Fee payable to Mr. Fuller. For the nine months ended September 30, 2010, the Company has recorded $8.5 million of the Creative Consulting Fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller received an incremental $2.3 million in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company paid Mr. Fuller $0.8 million in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company, which expired on March 15, 2010; the Company elected not to exercise the option. Mr. Fuller also received $2.0 million in separation payments. The Company recorded $0.6 million of share-based compensation expense in the nine months ended September 30, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement. The Company recorded $5.6 million to the provision for severance and other restructuring-related costs in the nine months ended September 30, 2010 related to these agreements with Mr. Fuller.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and decided to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management determined to exit most of the other businesses within 19 Entertainment by the end of 2010, including the shut-down of its If I Can Dream project at the end of September 2010.

In pursuit of this plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the

Company intended to exit were sold to XIX Management Limited, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and some U.K. recorded music and management assets, were sold for the approximate book value of the transferred business. For the nine months ended September 30, 2010, these businesses generated $7.5 million of revenue, had operating income of $0.1 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 60 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

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

Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman will receive a cash severance payment of $3.4 million, which amount will become payable six months following the date of Mr. Sillerman’s separation from the Company. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the nine months ended September 30, 2010 related to this accelerated vesting.

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman will receive a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries for a one-year period following the execution of the separation and consulting agreement. As of September 30, 2010, the Company had not requested that Mr. Sillerman provide any services for or take any actions on behalf of the Company under the consulting agreement, and there can be no guarantee that the Company will request that Mr. Sillerman provide any services in the future. In addition to the consulting fee, Mr. Sillerman will be reimbursed for the monthly cost of certain business expenses through December 31, 2011, with an aggregate monthly cost of $25,000. Additionally, the Company also recorded severance costs of $0.3 million related to two related employees that were terminated and professional fees of $0.1 million related to the separation with Mr. Sillerman. The Company also recorded $0.9 million related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under the agreement.

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

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The ninth broadcast season of American Idol aired 36.5 hours during the first quarter of 2010 and 19.5 hours in the second quarter, for a total of 56.0 hours. In 2009, we aired 34.0 hours and 16.0 hours during the first and second quarters, respectively, for a total of 50.0 hours. Fox has confirmed its renewal of the program for 2011 and per the 2005 agreement with Fox, we are committed to provide a minimum of 37 hours and a maximum of 45 hours (though 19 Entertainment and FremantleMedia can, as in past years, produce additional hours). As part of the 2005 agreement, Fox agreed to make an annual payment to 19 Entertainment tied to the then renewed recording agreement with Sony Music, which expired in 2010. Fox’s obligation to make this payment terminated upon the expiration of the agreement with Sony Music and no agreement has been reached regarding continuation of this or any similar payment following our entering into the new global record agreement with Universal Records. As referenced above, the American Idol recording agreement with Sony Music expired at the conclusion of the 2010 season. 19 Entertainment recently entered into an agreement with Universal Records to serve as the new recording partner for American Idol.

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

The Company has agreed with Fox on the compensation related to Mr. Seacrest’s services on American Idol and received payment for compensation related to the 2010 season in November 2010. The Company has recognized this amount as revenue in 2010 over the broadcast in the first and second quarters of the broadcast season. Because the amount contributed by Fox is less than the amount guaranteed by the Company to Mr. Seacrest, the Company bore the shortfall related to services performed by Mr. Seacrest for the 2010 season. The Company also expects a shortfall for the 2011 and 2012 seasons between the amounts received from Fox and the amounts guaranteed by the Company to Mr. Seacrest.

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

Our significant costs to operate 19 Entertainment include salaries and other compensation, royalties, tour expenses, the Simon Fuller Creative Consulting Fee, rents and general overhead costs. Our discretionary costs include salary and overhead costs incurred in the development of new entertainment content.

In connection with the actions described above, for the nine months ended September 30, 2010, the Company incurred severance and other restructuring-related costs, including charges related to the closure of several offices, of $18.2 million. As of October 31, 2010, the Company has reduced 19 Entertainment’s headcount by a total of 151 employees since December 31, 2009 to a total of 95 employees. Although the Company has substantially completed its restructuring actions as of October 31, 2010, the Company may incur additional charges during the remainder of 2010. Certain management functions at 19 Entertainment were absorbed by the Company’s corporate staff.

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

The Graceland Operations segment generates its primary revenue from ticket and merchandise sales and related income from public tours of Graceland as well as from the operation of Elvis Presley’s Heartbreak Hotel and the other ancillary real estate assets. The Company has ceased operations of a rental property in advance of being prepared for an alternative use in the future. Revenue from Graceland has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

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

Change in Functional Currency

The resignation of Simon Fuller as Chief Executive Officer of 19 Entertainment in January 2010, as previously noted, represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management has reassessed the functional currency of the 19 Entertainment operating segment. The Company has concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. sterling to U.S. dollars. The Company has effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 financial information previously included in the Company’s Form 10-K.

The impact of this change is that the 19 Entertainment operating segment is measured in U.S. dollars effective January 1, 2010. Historically, 19 Entertainment has generated foreign currency gains and losses as transactions denominated in U.S. dollars were re- measured into U.K. sterling at the balance sheet date. As a result of the change, 19 Entertainment’s operating results reflect less foreign currency-related volatility in 2010 and the 2010 operating results of 19 Entertainment may not be directly comparable to 2009.

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

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the three and nine months ended September 30, 2010 and 2009.

Consolidated Operating Results Three Months Ended September 30, 2010

Compared to Three Months Ended September 30, 2009

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009	Variance
	(In thousands)

Revenue	$80,137	$87,395	$(7,258)
Operating expenses	78,607	76,389	2,218
Other income	(406)	(1,697)	1,291
Operating income	1,530	11,006	(9,476)
Income tax expense (benefit)	2,654	(1,781)	4,435
Net income (loss) attributable to CKX, Inc.	(2,396)	11,193	(13,589)
Operating income	$1,530	$11,006	$(9,476)
Depreciation and amortization	4,068	5,033	(965)
Non-cash compensation	387	404	(17)

OIBDAN	$5,985	$16,443	$(10,458)

Revenue decreased $7.3 million in 2010 due to lower revenue of $8.1 million at 19 Entertainment, primarily from So You Think You Can Dance, offset by increased royalty and licensing revenue from the Presley Business. Higher operating expenses of $2.2 million for the three months ended September 30, 2010 resulted from executive separation costs of $0.9 million and $8.3 million in severance and other restructuring-related costs at 19 Entertainment which were offset by lower cost of sales and other cost reductions at 19 Entertainment.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the three months ended September 30, 2010 and 2009 (all amounts reflected for 2009 have been recasted to conform to the 2010 presentation):

Three Months Ended September 30, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$20,165	$(9,183)	$10,982
Other IDOLS television programs (including license fees and sponsorship)	4,000	(464)	3,536
So You Think You Can Dance	29,110	(24,029)	5,081
Other television productions	1,493	(2,644)	(1,151)
Music and artist management	5,551	(3,077)	2,474
Other	2,949	(1,604)	1,345

	$63,268	$(41,001)	$22,267
Selling, general and administrative expenses, excluding non-cash compensation			(8,199)
Provision for severance and other restructuring-related costs			(8,253)
Other income			411

OIBDAN			$6,226

OIBDAN			$6,226
Depreciation and amortization			(3,192)
Non-cash compensation			(106)

Operating income			$2,928

Three Months Ended September 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$21,289	$(9,728)	$11,561
Other IDOLS television programs (including license fees and sponsorship)	3,158	(121)	3,037
So You Think You Can Dance	36,038	(28,993)	7,045
Other television productions	831	(124)	707
Music and artist management	4,580	(1,913)	2,667
Other	5,500	(6,584)	(1,084)

	$71,396	$(47,463)	$23,933
Selling, general and administrative expenses, excluding non-cash compensation			(10,634)
Other income			1,672

OIBDAN			$14,971

OIBDAN			$14,971
Depreciation and amortization			(3,640)
Non-cash compensation			(136)

Operating income			$11,195

The revenue decrease of $8.1 million is due primarily to the prior year’s additional season of So You Think You Can Dance.

American Idol revenue declined $1.1 million as higher touring revenue was offset by reduced revenue from sponsorship deals. Touring revenue increased due to higher tour promoter minimum guarantees which offset fewer tour dates. Cost of sales for American Idol declined $0.5 million due to the reduced tour dates, which was partially offset by the Simon Fuller profit share.

Other IDOLS revenue increased $0.8 million due primarily to increased international television and ancillary revenue. Cost of sales increased $0.3 million due to the Simon Fuller profit share.

So You Think You Can Dance revenue declined $6.9 million primarily due to 6.0 hours in the prior year period from an additional season of the show and a Canadian tour in 2009 which was partially offset by an increase in foreign tapes sales. Cost of sales declined $5.0 million due to the prior year additional broadcast hours and reduced tour costs, partially offset by the Simon Fuller profit share.

Other television productions generated $1.5 million in revenue in 2010, primarily from If I Can Dream. Cost of sales increased $2.5 million primarily due to costs for If I Can Dream. Production of If I Can Dream was shut down at the end of September 2010.

For music and artist management, revenue increased $1.0 million from the prior year due to increased music royalties and touring by former American Idol contestants partly due to the cyclical recording schedule of the artist group. Cost of sales increased $1.2 million due to higher royalties paid to artists and the Simon Fuller profit share.

Other revenue decreased $2.6 million, reflecting reduced revenue from nonrecurring projects offset by a $1.4 million contribution from Storm, which was acquired in August 2009. Cost of sales declined $5.0 million due to reduced development spending on speculative projects partially offset by Storm costs.

Selling, general and administrative expenses decreased $2.4 million as a result of preliminary savings from restructuring initiatives. Other income of $0.4 million and $1.7 million in the three months ended September 30, 2010 and 2009, respectively, primarily represent foreign exchange gains generated at 19 Entertainment. In 2009, the gain resulted from transactions recorded in currencies other than the U.K. pound sterling functional currency. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound sterling to U.S. dollar, the gain results from transactions in currencies other than the U.S. dollar, primarily U.K. pound sterling.

Severance and other restructuring-related costs recorded by 19 Entertainment were $8.3 million in the three months ended September 30, 2010.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Variance
	(In thousands)

Revenue	$3,737	$2,302	$1,435
Cost of sales	(882)	(50)	(832)
Selling, general and administrative expense, excluding non-cash compensation	(1,478)	(958)	(520)

OIBDAN	$1,377	$1,294	$83

OIBDAN	$1,377	$1,294	83
Depreciation and amortization	(642)	(645)	3
Non-cash compensation	(8)	(5)	(3)

Operating income	$727	$644	$83

The increase in royalties and licensing revenue of $1.4 million for the three months ended September 30, 2010 compared to 2009 was due to $0.9 million of revenue related to the Viva ELVIS show in Las Vegas and higher name, image and likeness and record royalties. Royalties and licensing cost of sales increased by $0.8 million of third party royalties for the Viva ELVIS show. Royalties and licensing selling, general and administrative expenses increased by $0.5 million primarily due to higher professional and legal fees in 2009.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the three months ended September 30, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Variance
	(In thousands)

Revenue	$12,130	$12,416	$(286)
Cost of sales	(1,861)	(1,901)	40
Selling, general and administrative expense, excluding non-cash compensation	(6,566)	(6,163)	(403)

OIBDAN	$3,703	$4,352	$(649)

OIBDAN	$3,703	$4,352	$(649)
Depreciation and amortization	(590)	(594)	4
Non-cash compensation	(28)	(30)	2

Operating income	$3,085	$3,728	$(643)

Graceland Operations revenue decreased $0.3 million for three months ended September 30, 2010 compared to 2009 due to lower attendance and lower ancillary revenue. Tour and exhibit revenue of $4.9 million for the three months ended September 30, 2010 was flat with the prior year period. Attendance decreased 3.2% to 174,077 in 2010 from 179,784 in 2009. The decrease was offset by a 2.5% increase in per visitor spending. Lower tourist traffic in Memphis, partly caused by the Gulf oil spill, affected attendance in the 2010 period. Retail operations revenue of $4.8 million for the three months ended September 30, 2010 increased $0.1 million from the prior year, as the increase in per visitor spending was offset by the decrease in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $2.4 million for the three months ended September 30, 2010 was down $0.4 million compared to the prior year. The decline was primarily due to lower special event revenue and lower rental income from ancillary real estate as a result of a former rental property being prepared for an alternative use in the future.

Graceland Operations cost of sales was flat in the three months ended September 30, 2010 compared to the prior year due to cost improvements on merchandise sales offsetting the impact of higher revenue. Graceland Operations selling, general and administrative expenses increased $0.4 million in the three months ended September 30, 2010 primarily as a result of a $0.5 million provision for estimated losses due to the early termination of a sublease of a property leased by the Presley Business in downtown Memphis, offset by lower real estate taxes of $0.2 million.

Ali Business

The Ali Business contributed $1.0 million and $1.3 million of revenue for the three months ended September 30, 2010 and 2009, respectively. The decrease is due to lower licensing fees and signings in the third quarter of 2010 as compared to the prior period. Operating expenses decreased by $0.1 million for the three months ended September 30, 2010 compared to the prior period. OIBDAN was $0.6 million in 2010 compared to $0.8 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.6 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively. The decrease of $0.3 million primarily reflects lower legal fees in the current period.

During the three months ended September 30, 2010, the Company incurred $0.9 million of executive separation costs related to the determination by the Company that it will not request any services in the future under a consulting agreement with a former executive.

During the three months ended September 30, 2010, the Company incurred $0.8 million of third party advisory fees related to evaluating potential offers to buy the Company.

During the three months ended September 30, 2009, the Company incurred $0.3 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in the Storm Modeling Agency (“Storm”).

Interest Income/Expense

The Company had interest expense of $0.6 million and $0.7 million in the three months ended September 30, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a decrease in the amortization of deferred financing fees due to the reduction of the Company’s Credit facility in the first quarter of 2010 offset by an increase in the average borrowing rate on the revolving credit facility from 1.85% in the three months ended September 30, 2009 to 2.00% in the three months ended September 30, 2010. The Company had interest income of $0.1 million in the three months ended September 30, 2010 and 2009.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

The decrease in the 2010 annual effective tax rate relates primarily to the Company utilizing more foreign tax credits than created in the current year. In the prior year, more foreign taxes were owed than the Company could utilize as credits. The Company has a full valuation allowance established against its foreign tax credits.

For the three months ended September 30, 2010, the Company recorded a provision for income taxes of $2.7 million on income before income taxes of $1.0 million. The components of the tax provision are $0.3 million reflecting the Company’s estimated 2010 effective tax rate of 30.4%, $1.8 million resulting in adjustments to valuation allowances related to the filing of the 2009 federal income tax return and $0.6 million related to a taxable gain on the sale of Beckham Brands Limited.

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

The Company’s tax balance sheet position is reflected in net prepaid income taxes. The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net prepaid income taxes. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2011.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of September 30, 2010, the Company had approximately $0.6 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, 2008 and 2009. The Internal Revenue Service has closed its audit of the Company’s tax year ended December 31, 2006 and notified the Company that it is opening an audit of the Company’s tax year ended December 31, 2007. The Company is currently under audit in one foreign tax jurisdiction while another foreign tax jurisdiction has closed its audit.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded income of $0.3 million and $0.1 million from unconsolidated affiliates for the three months ended September 30, 2010 and 2009, respectively. The equity in earnings of affiliates in the current period is due primarily to $0.4 million of income associated with Viva ELVIS.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.6 million for the three months ended September 30, 2010 and 2009. Both periods reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners and the income in 2010 also reflects the noncontrolling interest for Storm.

Consolidated Operating Results Nine Months Ended September 30, 2010

Compared to Nine Months Ended September 30, 2009

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009	Variance
	(In thousands)

Revenue	$236,223	$248,434	$(12,211)
Operating expenses	228,888	202,660	26,228
Other expense	1,014	4,143	(3,129)
Operating income	7,335	45,774	(38,439)
Income tax expense	4,174	12,548	(8,374)
Net income (loss) attributable to CKX, Inc.	(858)	27,264	(28,122)
Operating income	$7,335	$45,774	$(38,439)
Impairment charge	4,853	—	4,853
Depreciation and amortization	14,383	14,031	352
Non-cash provision for severance and other restructuring-related costs	552	—	552
Non-cash executive separation costs	1,297	—	1,297
Non-cash compensation	1,436	1,156	280

OIBDAN	$29,856	$60,961	$(31,105)

Revenue decreased $12.2 million in 2010 primarily due a decrease of $8.3 million at 19 Entertainment from a non-recurring television program that aired in 2009, Superstars of Dance, and lower revenue from So You Think You Can Dance, which was partially offset by increased American Idol revenue. Revenue decreased at the Presley Business primarily due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement in 2009, which was partially offset by increased royalty and licensing revenue, including revenue from Viva ELVIS. Higher operating expenses of $26.2 million for the nine months ended September 30, 2010 resulted from severance and other restructuring-related costs at 19 Entertainment of $18.2 million due to a restructuring of the business, executive separation costs of $7.7 million and higher costs at 19 Entertainment due primarily to the Ryan Seacrest and Simon Fuller transactions, partially offset by a decrease in costs related to So You Think You Can Dance.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the nine months ended September 30, 2010 and 2009 (all amounts reflected for 2009 have been recasted to conform to the 2010 presentation):

Nine Months Ended September 30, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$87,379	$(31,140)	$56,239
Other IDOLS television programs (including license fees and sponsorship)	11,300	(1,374)	9,926
So You Think You Can Dance	52,908	(43,889)	9,019
Other television productions	4,918	(9,357)	(4,439)
Music and artist management	21,389	(10,779)	10,610
Other	11,113	(8,583)	2,530

	$189,007	$(105,122)	$83,885
Selling, general and administrative expenses, excluding non-cash compensation			(29,053)
Provision for severance and other restructuring-related costs (excluding non-cash compensation for accelerated vesting)			(17,613)
Other expense			(1,001)

OIBDAN			$36,218

OIBDAN			$36,218
Impairment charge			(2,214)
Depreciation and amortization			(10,664)
Non-cash provision for severance and other restructuring-related costs			(552)
Non-cash compensation			(348)

Operating income			$22,440

Nine Months Ended September 30, 2009	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$77,269	$(17,689)	$59,580
Other IDOLS television programs (including license fees and sponsorship)	8,695	(359)	8,336
So You Think You Can Dance	62,637	(50,279)	12,358
Other television productions	12,941	(14,582)	(1,641)
Music and artist management	25,346	(11,297)	14,049
Other	10,415	(11,189)	(774)

	$197,303	$(105,395)	$91,908
Selling, general and administrative expenses, excluding non-cash compensation			(31,478)
Other expense			(4,168)

OIBDAN			$56,262

OIBDAN			$56,262
Depreciation and amortization			(9,980)
Non-cash compensation			(377)

Operating income			$45,905

The revenue decrease of $8.3 million is due primarily to Superstars of Dance, a non-recurring television program which had a limited run in 2009, and the additional broadcast season of So You Think You Can Dance in

2009. Cost of sales declined $0.3 million in 2010 as the decline in broadcast hours for So You Think You Can Dance was offset by cost amortization for the Ryan Seacrest agreements and the Simon Fuller profit share of $8.5 million.

American Idol 9 aired 56 series hours in the U.S. in the nine months ended September 30, 2010 while American Idol 8 aired 50 series hours in the U.S. in the comparable 2009 season. American Idol revenue increased by $10.1 million as the increase of 6.0 hours of programming, an increase in guaranteed license fees and revenue from compensation related to Ryan Seacrest’s services on the program was partially offset by a reduction in the rating bonus, reduced producer fees and reduced revenue from sponsorship deals. Television ratings for American Idol declined in 2010 by approximately 10%. Cost of sales for American Idol increased $13.5 million due to $15.0 million of cost amortization for the Ryan Seacrest deal and Simon Fuller’s profit share, partially offset by lower touring costs due to fewer tour dates.

Other IDOLS revenue increased $2.6 million due to increased television and ancillary revenue. Cost of sales increased due to the Simon Fuller profit share.

So You Think You Can Dance revenue declined $9.7 million primarily due to fewer broadcast hours in 2010 due to the additional broadcast season in 2009 and a Canadian tour in 2009 which was partially offset by an increase in foreign tapes sales. Cost of sales declined due to the fewer broadcast hours and the prior year tour costs, which were partially offset by the 2010 Simon Fuller profit share.

Other television productions revenue decreased $8.0 million in 2010. $10.3 million of this decrease represents Superstars of Dance, a limited run program which aired 9.0 series hours on the NBC network in January 2009. If I Can Dream contributed $4.1 million in revenue in 2010. Cost of sales declined $5.2 million due to the prior year broadcast of Superstars of Dance partially offset by higher costs for If I Can Dream. Production of If I Can Dream was shut down at the end of September 2010.

For music and artist management, revenue declined $4.0 million from the prior year due to a decline in music downloads from the 2010 season of American Idol and reduced sales by former American Idol contestants partly due to the cyclical recording schedule of the artist group. Cost of sales declined $0.5 million due to reduced royalties paid to artists, partially offset by Simon Fuller’s profit share.

Other revenue increased $0.7 million, including a $2.2 million increase from Storm, which was acquired in August 2009.

Selling, general and administrative expenses declined $2.4 million from the prior year as a result of preliminary savings from restructuring initiatives. Other expense of $1.0 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively, represent foreign exchange losses generated at 19 Entertainment. In 2009, the loss resulted from transactions recorded in currencies other than the U.K. pound sterling functional currency. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound sterling to U.S. dollar, the loss results from transactions in currencies other than the U.S. dollar, primarily U.K. pound sterling.

Severance and other restructuring-related costs recorded by 19 Entertainment were $18.2 million in the nine months ended September 30, 2010, including $0.6 million of non-cash compensation for accelerated vesting.

19 Entertainment recorded a $2.2 million impairment charge in the nine months ended September 30, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has closed the business.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Variance
	(In thousands)

Revenue	$15,549	$18,714	$(3,165)
Cost of sales	(2,983)	(720)	(2,263)
Selling, general and administrative expense, excluding non-cash compensation	(3,809)	(3,225)	(584)

OIBDAN	$8,757	$14,769	$(6,012)

OIBDAN	$8,757	$14,769	$(6,012)
Depreciation and amortization	(1,926)	(1,936)	10
Non-cash compensation	(39)	(26)	(13)

Operating income	$6,792	$12,807	$(6,015)

The decrease in royalties and licensing revenue of $3.2 million for the nine months ended September 30, 2010 compared to 2009 was primarily due to the recognition of $9.0 million of revenue in 2009 related to the terminated FXRE license agreement. The decrease was partially offset by $4.7 million of revenue related to the Viva ELVIS Cirque du Soleil show in Las Vegas, higher net other royalties of $1.5 million resulting from a series of Elvis the Concert performances in Europe and higher record royalties in 2010, partially offset by lower sales in the current period of a limited edition collectible DVD box set of Elvis movies launched in 2007 of $0.4 million. Royalties and licensing cost of sales increased $2.3 million due to $2.9 million of third party royalties for the Viva ELVIS show offset by lower production costs for current year projects and lower DVD box set sales in 2010. Royalties and licensing selling, general and administrative expenses increased $0.6 million due to higher professional and legal fees.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the nine months ended September 30, 2010 and 2009:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Variance
	(In thousands)

Revenue	$29,071	$29,157	$(86)
Cost of sales	(4,618)	(4,358)	(260)
Selling, general and administrative expense, excluding non-cash compensation	(19,412)	(18,181)	(1,231)

OIBDAN	$5,041	$6,618	$(1,577)

OIBDAN	$5,041	$6,618	$(1,577)
Impairment charge	(2,639)	—	(2,639)
Depreciation and amortization	(1,835)	(1,773)	(62)
Non-cash compensation	(72)	(77)	5

Operating income	$495	$4,768	$(4,273)

Graceland Operations revenue decreased $0.1 million for nine months ended September 30, 2010 compared to 2009 due to decreases in tour and exhibit and other revenue offset by favorable results from retail operations. Tour and exhibit revenue of $11.6 million for the nine months ended September 30, 2010 decreased $0.3 million from the prior year period. This decrease resulted from a 5.9% decrease in attendance to 414,715 in 2010 from 440,800 in 2009 offset by a 3.1% increase in per visitor spending. Lower tourist traffic in Memphis, partly due to inclement regional and national weather and the Gulf oil spill, affected attendance in 2010. Retail operations revenue of $11.6 million for the nine months ended September 30, 2010 increased $0.7 million compared to the prior year, due primarily to merchandise sales from an Elvis the Concert series of performances in Europe. Other revenue, primarily hotel room revenue and ancillary real estate income of $6.0 million for the nine months ended September 30, 2010 was down $0.5 million compared to the prior year. The decline was primarily due to lower hotel occupancy and lower rental income from ancillary real estate as a result of a former rental property being prepared for an alternative use in the future.

Graceland Operations cost of sales increased by $0.3 million in the nine months ended September 30, 2010 compared to the prior year primarily due to costs for merchandise for the Elvis the Concert series. Graceland Operations selling, general and administrative expenses increased $1.2 million in the nine months ended September 30, 2010 primarily as a result of an increase in professional and legal fees of $1.8 million primarily related to a renewed master plan initiative in 2010 that has been postponed and a $0.5 million provision for the estimated losses due to the early termination of a sublease of a property leased by the Presley Business in downtown Memphis, offset by the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative in 2009 and lower real estate taxes and other Graceland operating expenses in 2010. Graceland Operations recognized a non-cash impairment of $2.6 million to reduce the carrying amount of buildings for a former rental property owned by the Presley Business which is currently being prepared for an alternative use in the future.

Ali Business

The Ali Business contributed $2.6 million and $3.2 million of revenue for the nine months ended September 30, 2010 and 2009, respectively. The decrease in revenue is due to fewer licensing deals in 2010 as compared to the prior year period. Operating expenses decreased to $1.1 million for the nine months ended September 30, 2010 from $2.8 million in the prior year period primarily due to a provision for severance costs of $1.4 million recorded in 2009 related to the restructuring of the business. OIBDAN increased to $1.5 million from $0.5 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $14.6 million and $14.8 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $0.2 million reflects lower employee compensation costs, offset by higher travel-related expenses, increased director and consulting costs and increased office-related costs.

During the nine months ended September 30, 2010, the Company incurred $7.7 million of executive separation costs primarily related to the separation from the Company of Robert F.X. Sillerman the Company’s former Chairman and Chief Executive Officer.

During the nine months ended September 30, 2010, the Company incurred $1.7 million of third party advisory fees related to evaluating potential offers to buy the Company. During the nine months ended September 30, 2009, the Company incurred costs related to the terminated merger agreement of $0.5 million, primarily related to the settlement of the stockholder litigation described elsewhere herein.

During the nine months ended September 30, 2009, the Company incurred $2.5 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in Storm.

Impairment Charges

In the nine months ended September 30, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company has ceased operations of a rental property in advance of being prepared for an alternative use in the future. The Company has recorded a non-cash impairment charge of $2.2 million in the nine months ended September 30, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Interest Income/Expense

The Company had interest expense of $2.1 million and $2.7 million in the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 2.49% in the nine months ended September 30, 2009 to 1.86% in the nine months ended September 30, 2010. The Company had interest income of $0.2 million and $0.3 million in the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the nine months ended September 30, 2010, the Company recorded a provision for income taxes of $4.2 million on income before income taxes of $5.4 million. The components of the tax provision are $1.6 million reflecting the Company’s estimated 2010 effective tax rate of 30.4%, $1.5 million relating to the lack of tax benefit for the impairment charges, $1.8 million related to the filing of the 2009 federal income tax return resulting in adjustments to valuation allowances and $0.6 million related to a taxable gain on the sale of Beckham Brands Limited partially offset by a $1.3 million tax benefit related to treating the restructuring-related costs as discrete items.

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $12.5 million, reflecting the Company’s estimated 2009 effective tax rate of 36.9% and a one-time beneficial adjustment in the second quarter of $0.8 million for the expensing of 2008 costs relating to a deal that the Company has ceased pursuing, as well as a third quarter adjustment of $2.8 million primarily relating to the filing of the 2008 federal income tax return, a $1.8 million tax expense relating to uncertain tax positions and a tax benefit of $1.6 million relating to potential tax refunds.

The decrease in the 2010 annual effective tax rate relates primarily to the Company utilizing more foreign tax credits than created in the current year. In the prior year, more foreign taxes were owed than the Company could utilize as credits. The Company has a full valuation allowance established against its foreign tax credits.

Equity in Earnings (Losses) of Affiliates

The Company recorded income of $0.3 million and a loss of $0.2 million from unconsolidated affiliates for the nine months ended September 30, 2010 and 2009, respectively. The equity in earnings of affiliates in the current period is due to the earnings of Beckham Brands Limited offset by $0.3 million of losses associated with the opening of Viva ELVIS in February 2010.

The losses from the Viva ELVIS investment during the first half of 2010 are primarily due to weaker than expected ticket sales due in large part to low occupancy rates at the hotels within CityCenter, where the theater is located. Ticket sales improved in the third quarter and are expected to improve in the fourth quarter as marketing programs for the show are fully implemented and hotel occupancy rates rise as CityCenter fully ramps up its operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.0 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. Both periods reflect shares in the net income of the Presley Business and the Ali Business related to the equity interests retained by the former owners and the income for 2010 reflects the noncontrolling interest for Storm in 2010.

Cash Flow for the nine months ended September 30, 2010 and 2009

Operating Activities

Net cash provided by operating activities was $32.9 million for the nine months ended September 30, 2010, reflecting net income of $1.5 million, including depreciation and amortization of $14.4 million, impairment charges of $4.9 million and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

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

Investing Activities

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2010, reflecting capital expenditures related to the purchase of a building at Graceland and other purchases of property and equipment totaling $2.8 million and investments in the Cirque du Soleil partnership of $1.0 million and proceeds received by the Company of $1.3 million related to the sale of business and assets of 19 Entertainment to XIX Management Limited and the return of capital from the Cirque du Soleil partnership of $1.1 million.

Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2009, primarily reflecting the investment in the Cirque du Soleil partnership of $6.1 million, the acquisition of a 51% interest in Storm for $4.3 million, net of cash acquired, and capital expenditures of $6.2 million, including the purchase of a fractional interest in a corporate airplane.

Financing Activities

Cash used in financing activities was $3.1 million for the nine months ended September 30, 2010. The Company made distributions of $1.3 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $1.4 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At September 30, 2010, the Company had $100.6 million of debt outstanding and $94.8 million in cash and cash equivalents.

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

We are required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility the outstanding principal amount has been classified as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2010. We intend to repay the $100.0 million outstanding balance on the Credit Facility out of expected proceeds from a new credit facility or other debt financing which we expect to complete prior to the expiration date of the Credit Facility. Although we believe that we will be able to secure such financing prior to the expiration of the Credit Facility, the availability and terms of such debt will be dependent upon a number of factors including our current and future performance and overall conditions in the credit markets. We expect that the interest rate on any new debt financing will be higher than the rate we currently pay on our existing Credit Facility.

We believe that our current cash on hand together with cash flow from operations and proceeds from a new credit facility or other debt financing will be sufficient to fund our current operations, including payments of interest and principal on our debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the non-controlling shareholders in the Presley and Ali businesses and capital expenditures and the redemption of the Company’s redeemable restricted common stock.

Capital Expenditures

We presently anticipate that our capital expenditures for 2010 will total approximately $4.5 million. We have incurred expenditures of $26.4 million in 2009 and 2010 for the development of the Cirque du Soleil Viva ELVIS show. As of September 30, 2010, the Company paid $22.5 million. The Company paid $3.9 million in October 2010 and expects no significant additional funding requirements.

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

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. The Company has agreed with Fox on the compensation related to Mr. Seacrest’s services on American Idol and received payment for compensation related to the 2010 season in November 2010. Because the amount contributed by Fox is less than the amount guaranteed by the Company to Mr. Seacrest, the Company bore the shortfall related to services performed by Mr. Seacrest for the 2010 season. The Company also expects a shortfall for the 2011 and 2012 seasons between the amounts received from Fox and the amounts guaranteed by the Company to Mr. Seacrest. The Company has cumulatively paid $30.7 million to Mr. Seacrest through September 30, 2010. The Company will make payments to Mr. Seacrest of $1.2 million over the remainder of 2010, $6.6 million in 2011 and $6.6 million in 2012. The Company has not, to date, engaged Mr. Seacrest in any prime time network projects beyond his participation in American Idol and there can be no guarantee that it will do so in the future.

Simon Fuller Transaction

Pursuant to the consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol, So You Think You Can Dance and If I Can Dream programs. In consideration for providing these services, Mr. Fuller will receive the Creative Consulting Fee as described above. For calendar year 2010, Mr. Fuller has received $5.0 million as an advance against the Creative Consulting Fee, all of which was paid in the nine months ended September 30, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. In addition to the aforementioned payment, Mr. Fuller received an incremental $2.3 million in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010.

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

Annual Impairment Review

The Company has recorded a non-cash impairment charge of $2.2 million for the nine months ended September 30, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed. In the nine months ended September 30, 2010, the Company has recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company began to wind-down operations of a rental property in advance of being prepared for an alternative use in the future.

The Company will perform its annual impairment analysis in the fourth quarter.

Critical Accounting Policies

During the nine months ended September 30, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $100.6 million of total debt outstanding at September 30, 2010, of which $100.5 million is classified as current and $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the nine months ended September 30, 2010 would have decreased by approximately $0.5 million.

Foreign Exchange Risk

Following our restructuring of 19 Entertainment, we continue to maintain limited operations outside the United States, principally in the United Kingdom. These foreign operations are conducted in local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we operate.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound sterling of 10%, our net income for the nine months ended September 30, 2010 would have decreased by approximately $1.5 million, reflecting an excess of U.K. pound sterling denominated operating expenses over U.K. pound sterling denominated revenue. This reflects our extensive operations in the United Kingdom prior to our recently completed restructuring. Prospectively, we expect that a 10% change in the U.K. exchange rate would have an immaterial effect on our net income.

As of September 30, 2010, we have not entered into any foreign currency option contracts or other financial instruments intended to hedge our exposure to changes in foreign exchange rates. We intend to continue to monitor our operations outside the United States and in the future may seek to reduce our exposure to such fluctuations by entering into foreign currency option contracts or other hedging arrangements.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Michael G. Ferrel, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended September 30, 2010 that have materially affected CKX’s internal controls over financial reporting.

Restructuring of 19 Entertainment

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has undertaken a significant restructuring of its 19 Entertainment business. As part of the restructuring process we closed our London office which historically served as the legal and accounting center for the 19 Entertainment business and transferred these functions to our Los Angeles office. The transfer process began in the third quarter of 2010 and will be completed by year-end. The relocation of the accounting and legal functions to Los Angeles has required us to replace a number of longstanding accounting and legal employees with new hires. Management has increased the involvement of its corporate accounting and legal staff in the 19 Entertainment business and has taken other actions during this transition process in an effort to maintain effective disclosure controls and procedures.

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
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

BY:	/s/ Thomas P. Benson

Name:	Thomas P. Benson
Chief Financial Officer, Executive
Vice President and Treasurer
(Principal Accounting Officer)

DATE: November 8, 2010

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.