Form 10-K/A
period 2009-12-31
CKX, Inc.
filed 2011-01-20
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-34794

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

EXPLANATORY NOTE

We are filing this Amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “10-K”) to amend the signature page to the 10-K (i) to include the signature of our principal financial officer and principal accounting officer, Thomas P. Benson, in a place that reflects his execution of the 10-K in an individual capacity as principal financial officer and principal accounting officer and identifies him as our principal financial officer and principal accounting officer, and (ii) to clarify the identity of our principal executive officer who executed the original filing of the 10-K in such capacity. Except as described above, the remainder of the 10-K is unchanged and does not reflect events occurring after the original filing of the 10-K with the Securities and Exchange Commission on March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chief Executive Officer and Chairman of the Board (principal executive officer)	March 15, 2010

By:	/s/ HOWARD J. TYTEL Howard J. Tytel, Director	March 15, 2010

By:	/s/ EDWIN M. BANKS Edwin M. Banks, Director	March 15, 2010

By:	/s/ EDWARD BLEIER Edward Bleier, Director	March 15, 2010

By:	/s/ BRYAN BLOOM Bryan Bloom, Director	March 15, 2010

By:	/s/ JERRY L. COHEN Jerry L. Cohen, Director	March 15, 2010

By:	/s/ CARL D. HARNICK Carl D. Harnick, Director	March 15, 2010

By:	/s/ JACK LANGER Jack Langer, Director	March 15, 2010

By:	/s/ PRISCILLA PRESLEY Priscilla Presley, Director	March 15, 2010

By:	/s/ THOMAS P. BENSON Thomas P. Benson, Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer and principal accounting officer)	January 20, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CKX, Inc.

By:	/s/ THOMAS P. BENSON Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer	Date: January 20, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer