Form 10-K
period 2010-12-31
CKX, Inc.
filed 2011-03-09
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2010, was $442,420,645.

As of March 4, 2011 there were 93,126,291 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

CKX, Inc.

Annual Report on Form 10-K
December 31, 2010

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

PART I

Item 1.	Business

CKX, Inc., together with its subsidiaries, will be referred to in this Annual Report on Form 10-K (“Annual Report”) by terms such as “we,” “us,” “our,” “CKX,” the “registrant” and the “Company,” unless the context otherwise requires.

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for the Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The former owner of Elvis Presley Enterprises maintains a 15% interest in the business and is entitled to certain future distributions and has other contractual rights. The former owner of Muhammad Ali Enterprises maintains a 20% interest in the business and is entitled to certain future distributions and has other contractual rights.

Our existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

Reorganization

In 2010, we undertook a significant reorganization and realignment of our business including making significant changes to our management team and business plan. Our management team engaged in a thorough review of all aspects of our business in 2010 which resulted in our decision to significantly alter our business plan for 19 Entertainment to focus principally on our core IDOLS and So You Think You Can Dance properties. As a result of the decision to concentrate primarily on these brands, management exited most of the other businesses within 19 Entertainment in 2010. We closed our office in London, sold certain non-core properties and development projects to an entity affiliated with Simon Fuller, who left his position as a director of our company and as Chief Executive Officer of 19 Entertainment in January 2010, and shut down other development projects, collectively eliminating 155 positions at 19 Entertainment. We expect that the reduction in headcount and other costs will result in annualized cost savings of approximately $20 million. The Company incurred cash and non-cash charges of $19.3 million in 2010 as a result of this process. Despite the reduction in headcount, we believe that we have retained the creative and operational personnel needed to implement this new business plan and that we have sufficient capability to operate our IDOLS and So You Think You Can Dance businesses.

As part of management’s review, we have also re-examined our approach to the development of new projects. We have determined that capital-intensive development projects do not generally yield an adequate return on investment and thus have decided to focus on projects which we believe have viability as television properties and also meet our internal criteria for having additional non-television revenue opportunities. We intend to remain in the television business and expect to pursue new television opportunities through joint ventures or acquisitions of television development and production companies, which we believe offer more attractive risk-reward opportunities.

19 Entertainment

Through our subsidiary, 19 Entertainment Limited, we own proprietary rights to the IDOLS (including American Idol) and So You Think You Can Dance television brands, both of which air in the United States and, together with local adaptations of the formats, around the world. 19 Entertainment’s strategy is to create and retain an ownership interest in entertainment content and to seek to enhance the value of its content through the control of multiple complementary revenue streams including, for example, television, music, sponsorship, merchandising, touring and artist management.

IDOLS Brand

19 Entertainment’s multi-platform approach to the commercial utilization of its entertainment properties is best illustrated by the IDOLS brand. In 1998, 19 Entertainment created what was to become the concept for “Pop Idol,” a televised talent contest for musical artists that allowed the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The audience participation generates a pre-established market for the winning artists and other finalists who 19 Entertainment then has the right to represent with respect to artist management, music, touring and merchandising. 19 Entertainment enters into exclusive recording agreements with the winning artists and other finalists. The first television program based on this concept was Pop Idol, first broadcast in the United Kingdom in 2001 and in the United States, under the name American Idol, in 2002. American Idol and/or local adaptations of the IDOLS television show format now collectively air in over 100 countries around the world. The popularity of the IDOLS brand around the world, most notably the American Idol series in the United States, has generated substantial revenue across multiple media platforms, in all of which 19 Entertainment retains a substantial ownership and/or economic interest.

19 Entertainment has a global television production and distribution agreement with FremantleMedia Limited (together with its affiliate, FremantleMedia North America, Inc., “FremantleMedia”), the content production arm of the RTL Group, Europe’s largest television and radio broadcast company. Beginning with the season of American Idol airing in 2011, Universal Music Group is 19 Entertainment’s record label partner with respect to IDOLS artists in many major territories around the world. Through the 2010 season of American Idol, Sony Music Entertainment had been the company’s record label partner. Throughout this document we use the term “partner” or “partnership” to describe our business relationship with certain entities, in particular FremantleMedia, Universal Music Group and Sony Music. These terms are meant only to imply a cooperative business relationship involving the sharing of certain responsibilities or revenue streams and are not meant to imply a legal partnership or joint venture entity unless otherwise specifically indicated.

Though 19 Entertainment is a party to a variety of commercial relationships with its television and record label production and distribution partners to produce, broadcast, distribute and finance shows based on the IDOLS brand, 19 Entertainment retains a substantial interest in all aspects of such shows and their multiple revenue streams through its wholly owned operating subsidiaries both in the United States and the United Kingdom. 19 Entertainment’s principal operational and ownership interests are structured such that 19 Entertainment:

•	owns two-thirds of the IDOLS brand and co-produces the show in the United States with FremantleMedia, which owns the other one-third of the IDOLS brand;

•	receives certain fees and revenue relating to the sublicensing of the brand and production and marketing of the shows based on the IDOLS brand around the world, including licensing and producer fees;

•	shares a percentage of the revenue FremantleMedia derives from on-air and off-air sponsorships and sales of IDOLS branded merchandise;

•	has the exclusive right to sign recording contracts with the finalists from the American Idol series in the United States;

•	has the exclusive right to manage the finalists from the American Idol series in the United States;

•	has the exclusive right to produce IDOLS tours; and

•	has the exclusive licensing and merchandising rights for the IDOLS tours in the United States.

19 Entertainment/FremantleMedia Agreement

19 Entertainment has entered into a worldwide arrangement with FremantleMedia for the production and distribution of the IDOLS brand. The arrangement gives FremantleMedia the exclusive right to produce (or sublicense production) and distribute IDOLS programs and series throughout the world except in the United States, where 19 Entertainment co-produces the American Idol series. In the United States, the American Idol series airs on the FOX Network under an agreement between 19 Entertainment, FremantleMedia and Fox Broadcasting Company (“Fox”), as more fully described below under “American Idol — Fox Agreement.”

Under the terms of the 19 Entertainment/FremantleMedia agreement, the IDOLS brand, together with all domain names and trademarks relating thereto are owned jointly by the parties, two-thirds by 19 Entertainment and one-third by FremantleMedia. In addition to its joint ownership of the IDOLS brand, 19 Entertainment has the right to receive certain fees and revenue relating to the sublicensing of the IDOLS brand and the production of television shows based on the IDOLS brand and format around the world. Specifically, 19 Entertainment receives:

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

American Idol

19 Entertainment, Fox and FremantleMedia have entered into a series of agreements, the most recent of which was entered into in November 2005, which together encompass the terms under which Fox is granted the right to air American Idol in the United States. Fox has been granted a perpetual and exclusive license, including the right of first negotiation and last refusal, to broadcast any non-scripted television programs featuring the American Idol brand or based on the American Idol format, or featuring contestants who appear in their roles as American Idol winners, intended for broadcast within the United States and its territories. Under the terms of the 2005 agreement, Fox guaranteed production of four additional seasons of American Idol through and including American Idol 8, which aired during the first and second quarters of 2009, with an automatic renewal for up to two additional seasons upon the show achieving certain minimum ratings in 2009 and 2010. Based on ratings for the 2010 season, the show was automatically renewed for 2011 and began airing in January 2011. The Company anticipates that we will enter into discussions with Fox and FremantleMedia during the second quarter of 2011 for the economic terms of the 2012 season of American Idol and beyond.

Fox pays FremantleMedia a flat license fee per episodic hour, as well as a premium license fee for each hour in excess of the initial season order. These fees are used by FremantleMedia to fund American Idol series production costs, excluding the fees of the judges and certain other costs, over and above the license fees, which are paid directly by Fox. FremantleMedia retains the balance of the Fox license fees minus production costs, and pays 50% of the balance directly to 19 Entertainment. Under the terms of the 2005 amendment, Fox pays an additional contractual license fee directly to 19 Entertainment and FremantleMedia.

In addition to license fees, Fox also pays bonus fees depending on where the American Idol series is rated and ranked in the 18-49 age demographic. 19 Entertainment and FremantleMedia each receive 50% of the ratings/rankings bonus, with 19 Entertainment receiving its share directly from Fox. 19 Entertainment also receives an executive producer fee and a format fee per episodic hour.

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol , and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45.0 million. Upon securing Mr. Seacrest’s services, the Company commenced negotiations with Fox related to a fee to be received by the Company for Mr. Seacrest’s services as the host of American Idol. The Company and Fox ultimately agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company received payment for compensation related to the 2010 season in November 2010 and recognized $5.0 million as revenue in 2010 over the broadcast in the first and second quarters of the broadcast season.

So You Think You Can Dance

19 Entertainment created and co-produces the television show So You Think You Can Dance, a talent competition for amateur dancers in a wide range of dance styles, that allows the viewing audience to participate in and ultimately select the winning performer via text messaging and telephone voting. The winner is voted “America’s Favorite Dancer” and receives a cash prize. The show was initially broadcast in the United States on the FOX network in the summer of 2005 and has thus far aired for six summer seasons through the summer of 2010. In 2009, Fox ordered an additional season which aired in the third and fourth quarters of 2009. The show has been renewed for another season which will air in the summer of 2011.

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

Recorded Music

In the United States, 19 Entertainment has the recording rights to the show’s contestants and typically options the recording rights from the finalists of American Idol and then enters into recording agreements with the winner and certain of the finalists. 19 Entertainment is currently a party to long-term recording agreements with Lee DeWyze and Crystal Bowersox, the winner and runner-up of American Idol 9, respectively, as well as numerous best-selling former IDOLS contestants, including Kelly Clarkson, Carrie Underwood, Chris Daughtry, David Cook, Kris Allen and Adam Lambert. In the majority of the rest of the world, 19 Entertainment has the exclusive right to select the record company to sign contestants on television shows based on the IDOLS brand to long-term recording contracts.

As part of a multi-year agreement, Universal Music Group is 19 Entertainment’s record label partner with respect to IDOLS-based recorded music in many major territories around the world including the season of American Idol airing in 2011. Universal Music Group’s Interscope Geffen A&M will market, promote and distribute American Idol winner and finalists albums globally across retail and new media platforms, and local Universal Music Group affiliates will market, promote and distribute other IDOLS winners and finalists in the local markets. 19 Entertainment enters into recording contracts with the finalists and then grants an optional exclusive license to Universal Music Group to handle the marketing, manufacturing and distribution of the records throughout the world.

For the 2010 season of American Idol and prior, Sony Music Entertainment (“Sony Music”) was 19 Entertainment’s record label partner. The agreement with Sony Music expired following the airing of the 2010 season of American Idol though the agreement will continue to cover all artists signed through the 2010 season. In further consideration for 19 Entertainment designating Sony Music as the record label for American Idol artists, Fox agreed in 2005 to pay to 19 Entertainment a non-recoupable annual fee of $5.0 million for each of the fifth through ninth seasons of American Idol. Fox’s obligation to make this payment terminated upon the expiration of the agreement with Sony Music.

In the United States, the record company that licenses the winning artist and/or any of the finalists pays to 19 Entertainment a recoupable advance, out of which 19 Entertainment funds an advance to the finalists/artists. Outside the United States, the designated record company licenses the winning artist and/or any of the finalists directly and pays to them advances and royalties commensurate with the terms of usual exclusive recording contracts for artists with one platinum selling album prior to signature in the relevant country. A subsidiary of 19 Entertainment then receives override advances and royalties with respect to these winning artists and/or finalists.

In addition to the aforementioned, 19 Entertainment controls the exclusive rights to record music from contestants on American Idol. For the season of American Idol airing in 2011, we will be recording performances from the top 13 contestants, licensing this music for use on the show and selling the music.

Internet and Telephony

19 Entertainment, together with FremantleMedia and Fox, is working to extend the reach of the American Idol brand across additional media platforms and distribution channels, starting with the development of an expanded presence on the Internet. Under the terms of the 2005 agreement with Fox, Fox agreed, at its own expense, to build and host www.americanidol.com, which serves as the show’s official website. 19 Entertainment, FremantleMedia and Fox agreed to work together to develop content for the website. Fox pays 19 Entertainment/FremantleMedia two-thirds of net Internet revenue generated by Fox above certain thresholds on the primary site for each season through the 2011 season of American Idol. In addition to developing content with Fox for the primary site, 19 Entertainment and FremantleMedia retain their right to offer premium services on the website and retain 100% of the income generated from such premium services.

Additionally, 19 Entertainment and FremantleMedia have granted to Fox certain wireless telephony rights, including show-related or inspired ringtones, realtones and video footage. Fox is required to pay 19 Entertainment/FremantleMedia 50% of telephony revenue generated by Fox above certain thresholds for each season through the 2011 season of American Idol. To date, revenue has not exceeded the thresholds above which we would receive payment from Fox.

Sponsorship and Merchandising

19 Entertainment’s sponsorship and merchandising revenue is driven primarily by the IDOLS brand franchise. Fox has exclusive responsibility for selling on-air media on behalf of the American Idol series. However, to the extent that media buyers seek any off-air promotional tie-ins or in program identification rights, these rights can only be sold with the consent of 19 Entertainment/FremantleMedia. With respect to the American Idol tours, 19 Entertainment’s staff solicits sponsors directly and exclusively.

19 Entertainment also options the merchandising rights for the winner and certain finalists for each American Idol program and typically signs exclusive merchandising contracts with the winner and certain finalists. As noted above and except for tour merchandising which is controlled by 19 Entertainment, all merchandising and licensing associated with the American Idol television series is controlled by FremantleMedia on a world-wide basis, though 19 Entertainment receives 50% of net merchandising revenue.

Touring

With the success of the IDOLS brand, touring has become a significant source of revenue for 19 Entertainment. As discussed above, when the number of contestants on American Idol has been narrowed down to the final ten contestants, 19 Entertainment engages the finalists as talent for an American Idol branded tour produced by 19 Entertainment. In the summer of 2010, the American Idol tour, featuring the finalists from the show’s ninth season, played 44 dates in cities and venues across the United States and Canada.

Similarly, with the success of So You Think You Can Dance, the annual live tour featuring contestants from the recently-ended season has become a consistent source of revenue for the Company. The 2010 tour featuring contestants from the show’s seventh season played 40 dates in cities and venues across the United States and Canada.

Disney Attraction and Agreements

In 2008, 19 Entertainment, together with FremantleMedia, entered into an agreement with Walt Disney World Co. (“Disney”) for the creation of an American Idol attraction to be located at Disney’s Hollywood Studio theme park in Orlando, Florida. Guests at the attraction have the opportunity to perform before a live audience, compete for a chance to appear in a theme park show based on American Idol and participate as part of the judges panel as other guests perform. The attraction opened in February 2009. The agreement with Disney expires in February 2014. Disney has the right to extend the term for up to ten additional years. Under the agreement with Disney, 19 Entertainment and FremantleMedia receive an annual license fee, a clip fee, a percentage of sponsorships sold by Disney for the attraction and a percentage of American Idol merchandise sold by Disney.

19 Entertainment has also entered into a talent agreement with Disney pursuant to which 19 Entertainment receives an annual performance fee in exchange for making certain American Idol contestants available for limited promotional work, personal appearances and a performance for a Disney-owned property.

Artist Management

19 Entertainment options the right to manage the final contestants in each series of the IDOLS brand broadcasts in the United States. 19 Entertainment currently manages a number of American Idol winners and finalists, including David Cook, Kris Allen, Adam Lambert and Lee DeWyze. 19 Entertainment collects management fees from such activities as the artists’ performances and personal appearances.

Through our MBST division, we manage more than 30 clients, representing an array of Oscar®, Tony®, Emmy® and Grammy® winning artists, including Robin Williams, Billy Crystal and Woody Allen for more than 25 years each. In addition to its management activities, our MBST division or its senior executives have acted as executive producers on a fee basis without significant profit participation for numerous motion pictures and television productions over the years, including Arthur, Good Morning Vietnam, The Vanishing, The Greatest Game Ever Played, Match Point and Vicky Cristina Barcelona, which won the 2009 Golden Globe award for best motion picture — musical or comedy, and the remake of Arthur scheduled for release in 2011. Typically, such fees have not, in the aggregate, contributed a material amount to our revenue.

Seasonality

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment has generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates our American Idol and So You Think You Can Dance series air on Fox in the United States and the timing of the annual American Idol summer tour.

Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing the Company with an option to invest in XIX Entertainment Limited (“XIX Entertainment”), a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of the Company and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS and So You Think You Can Dance programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. In 2010 and for each year after 2010, subject to certain conditions, Mr. Fuller will receive an annual advance against the consulting fee if American Idol and So You Think You Can Dance remain on the air. The advances are non-refundable to the Company, but we may recoup the amount of such advances within each year from the consulting fee payable to Mr. Fuller. For the year ended December 31, 2010, the Company has recorded $9.1 million of the consulting fee to cost of sales.

In addition to the aforementioned payment and supplementary separation payments, Mr. Fuller received additional consideration for providing creative and strategic advice with respect to our overall business for the six-month period through July 13, 2010 and the Company paid Mr. Fuller for an option to invest in Mr. Fuller’s new entertainment company. The Company elected not to exercise the option, which expired on March 15, 2010.

As noted previously, management undertook a review of each of the businesses conducted by 19 Entertainment and determined to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management determined to exit most of the other businesses conducted by 19 Entertainment by the end of 2010, including the shut-down of its If I Can Dream project at the end of September 2010.

In pursuit of this plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company intended to exit were sold to XIX Management Limited (“XIX Management”), a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and certain U.K. recorded music and management assets, were sold for the approximate book value of the transferred business.

Presley Business

We own an 85% interest in the entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works (the “Presley Business”). The Presley Business consists primarily of three components: first, intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; second, the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets; and third, the relationship with Cirque du Soleil, including Viva ELVIS, the theatrical show presented in Las Vegas.

We believe the name, image and likeness of Elvis Presley, as well as related intellectual property assets, are prime examples of the type of content that offers opportunities to generate increased revenue from diverse platforms and distribution channels. Elvis Presley is the best-selling solo musical recording artist in U.S. history, having sold more than one billion albums and singles worldwide and having set records for the most albums and singles that have been certified Gold® and Platinum® by the Recording Industry Association of America. Over the past five years, more than twenty-five million Elvis Presley albums, including five million of digital downloads, have been sold worldwide and approximately 519,000 people visited Graceland in 2010.

While to date the Presley Business has been successful in accomplishing its primary goal of protecting and preserving the legacy of Elvis Presley, we believe there is a significant opportunity to further enhance the image of Elvis Presley and develop commercial opportunities for the Presley Business. Together with Cirque du Soleil and MGM MIRAGE, we launched Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, opened in February 2010.

Licensing and Intellectual Property

Music Rights

We own co-publishing rights to approximately 650 music compositions, most of which were recorded by Elvis Presley. BMG Rights Management administers the majority of the Company’s share of these compositions, along with the shares of our co-publishers under an administration agreement. More than 48.3% of our publishing income from these compositions for 2010 originated outside the United States. The public performance rights for these compositions are administered by The American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI), the two largest U.S. based companies which license and distribute royalties for the non-dramatic public performances of copyrighted musical works in the United States.

We also own rights to receive royalties from sales of certain Elvis Presley records. Under Elvis Presley’s recording contract with RCA Corporation (“RCA”) (now part of Sony Music), he was entitled to receive an artist’s royalty on record sales. In March 1973, Elvis Presley sold his ongoing record royalty rights on everything he had recorded up to that time to RCA. We continue to receive royalties on sales of records Elvis Presley recorded after March 1973 and a marketing royalty or other fee in exchange for the right to use Elvis Presley’s name, image and likeness in connection with the sale and marketing of certain newly released compilation records that include music Elvis Presley recorded before March 1973.

Sony Music (as RCA’s successor) generally does not have the right to license master recordings featuring Elvis Presley’s musical performances for any commercial use other than the sale of records. We negotiate, together with Sony Music, when requests are received for the use of these masters in a commercial setting. In addition, we retain the right to approve remixes and edits of any of the master recordings. For example, we receive a share of the artist royalty payments for the Elvis Presley Christmas Duets album (released in Fall 2008) in exchange for approving certain edits to the master recordings used on that album.

Name, Image and Likeness

We own the name, image and likeness of Elvis Presley as well as trademarks in various names and images associated with Elvis Presley. We license to others the right to use this intellectual property for merchandising and other commercial exploitation. In addition, we enter into licenses for the use of video and audio clips of Elvis Presley from various motion pictures in which he starred and the television programs which we own.

Television/Video

We own and have the right to exploit the rights to two of Elvis Presley’s television specials: ‘‘68 Special” (1968) and “Aloha From Hawaii” (1973) and, as a result of this ownership, we have the right to negotiate for revenue associated with the use of footage from these specials in other media and formats. We own the rights to “Elvis by the Presleys” (2005), a two-hour documentary and four-hour DVD based on and including rare archival footage, home movies and photos, and interviews with Elvis Presley, his friends and relatives, including Lisa Marie Presley and Priscilla Presley. We also own the rights to “Elvis: Viva Las Vegas” (2007), a two-hour television special examining Elvis Presley’s influence on Las Vegas, incorporating rarely seen footage of Elvis Presley performing in Las Vegas, revealing interviews with those closest to him, and special performances from some of today’s top recording stars singing Elvis Presley’s Las Vegas classics.

Motion Pictures

Elvis Presley starred in 31 feature films as an actor and two theatrically released concert documentary films. Elvis Presley had, and we are entitled to receive, participation royalties in 24 of these films. We have the right to receive royalties, but do not own the films themselves or control the content or distribution of such films. In addition, we have the rights to and negotiate for revenue associated with the use of Elvis Presley’s images as extracted from these films and embodied in other media and formats.

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

The Presley Business currently has 247 licensees worldwide for the “Elvis” brand selling products in 122 countries with approximately 7,000 active skus or products in the marketplace. Examples of our licensed products and services (and the corresponding licensees) include: greeting cards (American Greetings Corporation);

slot machines (IGT); satellite radio (Sirius Satellite Radio, Inc.); collectibles (The Bradford Exchange and Taylor Specialties); calendars and stationary (Mead Corporation); and The Hamilton Ventura Elvis Watch Collection (The Swatch Group).

Graceland Operations

Graceland

Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 552,000 visitors per year.

We operate Graceland under the terms of a 90-year lease with The Promenade Trust, which owns a 15% interest in the Presley Business, under which 84 years remain. We prepaid approximately $3.0 million of rent at closing of the acquisition of the Presley Business and will make monthly payments of $1.00 per month during the term of the lease. We own all worldwide rights, title and interest in and to the name “Graceland,” which name may be used at additional themed locations as well as in Memphis, Tennessee.

The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more.

In addition to the mansion, the Graceland operations include an automobile museum featuring vehicles owned and used by Elvis, the “Sincerely Elvis” and “Everything Elvis” museums, which feature changing exhibits of Elvis Presley memorabilia, an aviation exhibition featuring the airplanes on which Elvis traveled while on tour, restaurants, a wedding chapel, ticketing and parking. We also own and operate retail stores at Graceland offering Elvis Presley-themed merchandise and exclusive licensed merchandise for visitors to Graceland.

Adjacent to the Graceland real property, we own 53.4 acres of vacant land which includes sites that were previously two apartment complexes. We also own and operate the Graceland RV Park and Campground, an 18.9 acre site located directly across from the mansion, which we acquired in 2006 in connection with our plans to expand the Graceland attraction.

Elvis Presley’s Heartbreak Hotel

Adjacent to the mansion and related attractions, we operate Elvis Presley’s Heartbreak Hotel, which is marketed primarily to visitors to Graceland. Elvis Presley’s Heartbreak Hotel is a 128-room boutique hotel. The hotel had an average occupancy rate of approximately 67% during the year ended December 31, 2010.

Graceland Improvements

We have previously announced preliminary plans to re-develop our Graceland attraction to include an expanded visitors center, new attractions and merchandising shops and potentially a new hotel. Although we continue to consider the exact scope, cost, financing plan and timing of such a project, we expect that the redevelopment of Graceland, if and when pursued, would take several years and could require a substantial financial investment by the Company. In addition, our ability to pursue such a project would be conditioned on a number of factors, including but not limited to general economic conditions, the availability of capital and obtaining necessary approvals and concessions from local and state authorities. The Company remains committed to the growth and vitality of the Graceland property and its surroundings and will continue to study the opportunity for redevelopment on its own or together with third parties.

Seasonality

Graceland’s business has historically been seasonal with sharply higher numbers of visitors during the late spring and summer seasons as compared to the fall and winter seasons.

Relationship with Cirque du Soleil

Together with Cirque du Soleil and MGM MIRAGE (“MGM”), we launched Viva ELVIS, a permanent live theatrical Vegas-style Cirque du Soleil show based on the life, times and music of Elvis Presley. The show, which is being presented at the ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, opened in February 2010.

Under the terms of their joint venture, Elvis Presley Enterprises and Cirque du Soleil share the costs and expenses associated with developing and producing Viva ELVIS. In addition, the Company and its affiliates provide certain corporate services and license Elvis Presley-related intellectual property, and Cirque du Soleil and its affiliates provide creative input, conceptual guidance and related development experience, to the joint venture, in each case in return for agreed upon royalties and other consideration.

Under the terms of the agreement between the joint venture and MGM, MGM funded the development of the theater at the ARIA Resort and Casino in return for a portion of the ticket sales, show merchandise and other revenue related to Viva ELVIS. The portion of ticket sales, show merchandise and other revenue not allocated to MGM are shared by the joint venture and its respective affiliates.

The Company incurred cumulative expenditures in the investment of $26.4 million through 2010. In the first quarter of 2010, the Presley Business began reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas.

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

International Operations

Approximately $48 million, or 17%, of our revenue for the year ended December 31, 2010 was attributable to sales outside the United States.

Segment Information

The Company currently has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision makers to assess performance and make operating decisions. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 15 in the accompanying consolidated financial statements for financial information about the Company’s segments.

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenue, increasing our operating expenses and exposing us to significant liabilities.

Intellectual Property

Our business involves the ownership, licensing and distribution of intellectual property. Such intellectual property includes copyrights, trademarks and service marks in names, domain names, logos and characters, rights of publicity, patents or patent applications for inventions related to our products and services, and licenses of intellectual property rights of various kinds.

Our intellectual property, including the rights to the names, images and likenesses of Elvis Presley and Muhammad Ali, and the names, trademarks and service marks of American Idol and So You Think You Can Dance, is material to our operations. If we do not or cannot protect our material intellectual property rights against infringement or misappropriation by third parties, (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our revenue may be materially adversely affected.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent, copyright and other laws concerning proprietary rights, and various foreign and U.S. state laws concerning publicity rights, our intellectual property rights may not receive the same degree of protection in one jurisdiction as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products from those of our competitors, and have registered or applied to register certain of these trademarks in jurisdictions around the world. In addition, FremantleMedia has registered certain of these trademarks, including the trademark American Idol and its logo, on our joint behalf. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

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

Employees

As of December 31, 2010, the Company had a total of 310 full-time employees, 148 part-time employees and 11 seasonal employees. Management considers its relations with its employees to be good.

Company Organization

On March 25, 2005, the Company changed its state of incorporation from Colorado to Delaware and changed its capital stock from no par value to $0.01 par value per share.

The principal executive office of the Company is located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act’’), and files reports and other information with the Securities and Exchange Commission (“SEC”). Such reports and other information filed by the Company may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, as well as in the SEC’s public reference rooms in New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference rooms. The SEC also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

Risks Related to Our Business

The continued success of our businesses, including the popularity of our entertainment properties, is dependent on a variety of factors.

We rely heavily upon the continued appeal of the IDOLS and So You Think You Can Dance brands, including the American Idol series in the United States and, to a lesser extent, the foreign adaptations of both brands. Our revenue and income derived from those television programs depend primarily upon the initial and continued acceptance of that programming by the public. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is broadcast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be impacted by the strength, appeal and continuity of on-air talent. Simon Cowell left as on-air talent on American Idol at the conclusion of the 2010 season and will launch X-Factor, a competing music-based competition program, in the United States in the fall of 2011. While we believe there has been significant public acceptance for our IDOLS and So You Think You Can Dance brands as stand-alone products, the continued value of the brands could be materially adversely affected if any of its on-air talent were to lose popularity, be unable or unwilling to participate in our business or compete with the brands.

Any one or more of these factors could result in one of the television series losing its popularity among viewers. Regardless of the reason, a decline in the number of television viewers who tune in to the shows and a reduced number of their foreign adaptations could result in lower advertising revenue for the networks that broadcast television shows based on the aforementioned brands and hurt our ability to sell future format shows based on the brands. This in turn would have a material adverse effect on our business, operating results and financial condition.

We also rely upon the continued popularity of Elvis Presley and, to a lesser degree, Muhammad Ali and the market for products that exploit their names, images and likenesses. Although we believe that Elvis Presley fans will continue to visit Graceland and purchase Elvis Presley-related merchandise, any tarnishing of the public images of Elvis Presley could materially negatively impact our business and results of operations. Moreover, as the life, times and artistic works of Elvis Presley grow more distant in our past, their popularity may decline. If the public were to lose interest in Elvis Presley or form a negative impression of him, our business, operating results and financial condition would be materially and adversely affected. In addition, the success of the Muhammad Ali business is dependent upon our ability to utilize and exploit the brand. If we are unable to find opportunities to successfully utilize the brand, our investment in the Muhammad Ali business may be subject to further impairment.

Our success depends, to a significant degree, on our relationships with third parties, including our co-producers, television broadcasters and record companies.

Our ability to exploit new entertainment content depends on our ability to have that content produced and distributed on favorable terms. Although we have strong relationships in the entertainment industry, there can be no guarantee that these relationships will endure or that our production and distribution partners will honor their obligations to us. For example, we have historically depended heavily on the companies that co-produce and broadcast the American Idol series in the United States, namely Fox and FremantleMedia. Similarly, we depend on affiliates of Sony Music and, beginning in 2011, Universal Music, to make and distribute recordings by IDOLS winners in the United States and other significant markets and to pay us royalties on record sales and advance us monies against those royalties. We advance funds to the winners, after they sign recording contracts, from the monies we receive from the record companies. We also rely on Sony Music to distribute recordings featuring Elvis Presley. Any failure of Fox, FremantleMedia, Sony Music, Universal Music or other third parties on whom we rely to continue to honor their obligations to us and adhere to our past course of dealing and conduct would have a material adverse effect on our ability to realize continued revenue from the IDOLS platform. Revenue from Fox, FremantleMedia and Sony Music represented 35%, 10% and 5%, respectively, of the Company’s consolidated revenue for the year ended December 31, 2010.

Many aspects of the current contractual arrangement with Fox and Fremantle with respect to the production and broadcast of the American Idol series expire at the conclusion of the 2011 season. If we are unable to negotiate a new contractual arrangement on favorable terms or if Fox chooses not to renew additional seasons of American Idol, our business, operating results and financial condition would be materially and adversely affected.

If we are unable to complete or integrate future acquisitions, our business strategy and common stock price may be negatively affected.

Our ability to identify and take advantage of attractive acquisition opportunities in the future is an important component in the implementation of our overall business strategy. We may be unable to identify, finance or complete acquisitions in the future. If the trading price of our common stock reflects the market’s expectation that we will complete acquisitions in the future, then the price of our common stock may drop if we are unable to complete such acquisitions. In addition, to the extent that the trading price of our common stock reflects a lower multiple than the private companies we may seek to acquire, we may be unable to use our common stock as currency in such an acquisition.

Even if we are able to complete future acquisitions, they could result in our incurrence of unanticipated liabilities or contingencies from such acquisitions, incurrence of potential operating losses from such acquisitions, engagement in competition with a larger universe of companies, incurrence of costs relating to possible additional regulatory requirements and compliance costs, issuance of more capital stock, which may dilute our stockholders’ percentage ownership in our company, incurrence of additional amounts of debt and/or amortization of additional intangible assets.

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

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity and other laws, as well as licensing agreements and confidentiality and assignment agreements. Because of the differences in foreign trademark, patent, copyright and other laws concerning proprietary rights and various foreign and U.S. state laws concerning publicity rights, our intellectual property rights may not receive the same degree of protection in one jurisdiction as in another. Although we believe that our intellectual property is enforceable in most jurisdictions, we cannot guarantee such validity or enforceability. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

We rely on trademarks, trade names, and brand names to distinguish our products, services and content from those of our competitors, and have registered or applied to register certain of these trademarks in jurisdictions around the world. In addition, FremantleMedia has registered on our behalf certain trademarks that we co-own with them, including the trademark “American Idol” and its logo. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products, services and content, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. We also grant third parties the right to use our trademarks. In an effort to preserve trademark rights, we enter into license agreements with these third parties which govern the use of the trademarks, and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under the trademarks. Although we make efforts to police the use of the trademarks by our licensees, we cannot make assurances that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, the trademark rights could be diluted, or subject to challenge or invalidation.

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

We have incurred costs due to increased litigation intended to protect our intellectual property rights and, to the extent that we pursue additional litigation in the future, we may incur even higher costs.

Changes in U.S., global, or regional economic conditions could have an adverse effect on the profitability of some or all of our businesses.

A decline in economic activity in the United States and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions and continued high unemployment can reduce demand for our products due to the discretionary nature of many of our revenue streams, such as music sales, touring attendance, visitors to Graceland and purchases of licensed product. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us.

The departure or a failure to recruit key personnel could have a detrimental effect on us.

Our success will depend to a significant extent upon a limited number of members of senior management and other key employees. The loss of the services of one or more key managers or other key creative, marketing or management employees could have a material adverse effect on our business, operating results and financial condition. In addition, we believe that our future success will depend in large part upon our ability to attract and retain additional management and marketing personnel. There can be no assurance we will be successful in attracting and retaining such personnel, and the failure to do so could have a detrimental effect on our business, financial condition and results of operations.

We may not be able to obtain additional debt or equity financing on favorable terms, or at all.

We expect that we will require additional financing over time. In March 2010 we entered into an amendment to our credit facility which included, among other changes, a reduction in the maximum size of the facility to $100.0 million. As a result of this amendment and the fact that we have previously drawn down $100.0 million, there are no additional borrowings available under the credit facility. Our existing revolving credit facility expires in May 2011. On March 3, 2011, we entered into a commitment letter with certain of the lenders party to our existing revolving credit facility to amend and restate the existing facility. Upon execution, the amended credit facility will require a paydown and permanent reduction of commitments in an aggregate principal amount of $40.0 million, which will reduce the total outstanding balance to $60.0 million. The amended credit facility would also extend the maturity date of the loans thereunder such that we will be required to repay in full all amounts outstanding under the amended credit facility on or before September 30, 2012. If we are not able to consummate the amended credit facility, we would need to repay the existing revolving credit facility in full in May 2011 out of cash on hand and/or proceeds from an alternate debt financing. The availability and cost of any such alternate debt financing would be dependant upon a number of factors including current and future performance of the Company and overall conditions in the debt markets.

In addition to the foregoing, our access to third party sources of capital will depend, in part, on the market’s perception of our current performance and growth potential, our current debt levels, our current and expected future earnings, our cash flow and the market price per share of our common stock.

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

We conduct substantially all of our operations through our subsidiaries. Our subsidiaries must first satisfy their cash needs and then provide cash to satisfy the needs of our corporate structure, which includes salaries of our executive officers, insurance, professional fees and service of indebtedness that may be outstanding at various times. Financial covenants under future credit agreements, or provisions of the laws of Delaware, where we are organized, or Tennessee or England and Wales, where certain of our subsidiaries are organized, may limit our subsidiaries’ ability to make sufficient dividend, distribution or other payments to us. Creditors of our subsidiaries (including trade creditors) will be entitled to payment from the assets of those subsidiaries before those assets can be distributed to us. By virtue of our holding company status, our Series B Convertible Preferred Stock, which is held by The Promenade Trust for the benefit of Lisa Marie Presley, is structurally junior in right of payment to all existing and future liabilities of our subsidiaries. The inability of our operating subsidiaries to make distributions to us could have a material adverse effect on our business, financial condition and results of operations.

The concentration of ownership of our capital stock with a small number of investors will limit your ability to influence corporate matters.

In contrast to previous years, our current executive officers and non-independent directors only own a small percentage of our outstanding capital stock. As of March 4, 2011, they together beneficially owned approximately 4.6% of our outstanding capital stock. Our current management’s ability to implement their strategic plans for the Company may therefore be impeded by the fact that they do not own a significant amount of our common stock.

Currently, four outside investors and their affiliates own, in the aggregate, a majority of our outstanding capital stock. Our largest stockholder is Robert F.X. Sillerman, our former chief executive officer and former chairman of the board of directors, who beneficially owns approximately 21.2% of our outstanding capital stock. These investors therefore have the ability to influence the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

We are subject to extensive governmental regulation, and our failure to comply with regulations could adversely affect our results of operations, financial condition and business.

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because our operations are international, we must comply with diverse and evolving regulations. These regulations relate to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenue, increasing our operating expenses and exposing us to significant liabilities.

Our business involves risks of liability associated with entertainment content, which could adversely affect our business, financial condition or results of operations.

As an owner and developer of entertainment content, we may face potential liability for defamation, invasion of privacy, copyright infringement, actions for royalties and accountings, trademark misappropriation, trade secret misappropriation, breach of contract, negligence and/or other claims based on the nature and content of the materials distributed.

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

Risks Related to Our Common Stock

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and the lack of cash dividends may have a negative effect on our common stock price.

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

Certain provisions of our stockholder rights plan, Delaware law and our charter documents could discourage a takeover that stockholders may consider favorable.

Our Board of Directors has adopted a stockholder rights plan, commonly referred to as a “poison pill.” This plan entitles existing stockholders to rights, including the right to purchase shares of our preferred stock, in the event of an acquisition of 15% or more of our outstanding common stock. Because our stockholder rights plan could prevent or delay a change of control of the Company, the plan may prevent our stockholders from profiting from an increase in the market value of their shares upon such a change of control.

In addition to our stockholder rights plan, certain provisions of Delaware law and our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

In this context, a business combination includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns or, within three years prior to the determination of interested stockholder status owned, 15% or more of a corporation’s outstanding voting securities.

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

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2010. These properties were leased or owned by the Company for use in its operations. We believe that our facilities are suitable for the purposes for which they are employed, are adequately maintained and are adequate for the Company’s current requirements.

Location	Segment	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased

New York, NY	Corporate/Ali Business	Corporate Headquarters	Offices	24,546 square feet	Lease expires in 2013
Memphis, TN	Presley Business	Graceland	Museum/Home	13.53 acres	Lease expires in 2095
Memphis, TN	Presley Business	Presley Business Headquarters/Retail/ Parking/Ancillary Use	Parking Lot/ Airplane Museum/Retail/EPE Corporate Office/Ancillary Use	38.60 acres	Owned
Memphis, TN	Presley Business	Presley Business Office and Warehouses	Office and Warehouses	75,425 square feet	Leases expire in 2012
Memphis, TN	Presley Business	Presley Business Offices	Offices	3,500 square feet	Owned
Los Angeles, CA	19 Entertainment	19 Entertainment Headquarters(1)	Offices	21,852 square feet	Lease expires in 2014
Los Angeles, CA	MBST and Presley Business	MBST and Presley Administrative Offices	Offices	11,910 square feet	Lease expires in 2013

(1)	Prior to the restructuring of 19 Entertainment, the 19 Entertainment headquarters were located in London, England, with other offices in Los Angeles, CA, New York, NY, Nashville, TN and Paris, France. In connection with the restructuring, the Company relocated the 19 Entertainment headquarters to its Los Angeles office in 2010. The Company negotiated a sublease arrangement of a portion of the space in Los Angeles through mid-2011. The Company negotiated sublease arrangements of the entire 19 Entertainment New York administrative offices through the lease expiration in 2013 and the London offices through the lease expiration in 2012. We closed the Nashville office in 2010 and we plan to close the Paris office in early 2011. The Company has recorded provisions to restructuring for the estimated remaining liabilities for each of these properties.

Item 3.	Legal Proceedings

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	(Removed And Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since March 1, 2005, our common stock, par value $.01 per share (the “Common Stock”) has been listed on The NASDAQ Global Market® under the ticker symbol “CKXE.” The following table sets forth the high and low closing sale prices of our Common Stock as reported on The NASDAQ Global Market® for each of the periods listed. The high and low closing sales prices for 2010 and 2009 were as follows:

	2010
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2010	$5.30	$3.89
September 30, 2010	$5.60	$4.63
June 30, 2010	$6.30	$4.02
March 31, 2010	$6.12	$3.94

	2009
	High	Low

Quarters Ended
December 31, 2009	$7.32	$5.26
September 30, 2009	$7.41	$5.87
June 30, 2009	$8.05	$4.10
March 31, 2009	$4.82	$3.12

From January 1, 2011 through March 7, 2011, the high closing sales price for our Common Stock was $4.15, the low closing sales price was $2.91 and the last closing sales price on March 7, 2011 was $3.54. As of March 4, 2011, there were 1,026 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2010. Additional information regarding stock-based compensation plans is presented in Note 13 — Share-Based Payments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Number of
	Securities to be	Weighted-Average
	Issued Upon	Exercise Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available for
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	2,679,600	$6.18	726,878
Equity compensation plans not approved by security holders	—	—	—

Performance Graph

The graph below compares CKX Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P SuperCap Media index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CKX Inc., the S&P 500 Index
and S&P SuperCap Media Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
CKX Inc.	100.00	90.23	92.31	29.48	42.33	32.37
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P SuperCap Media Index	100.00	129.36	109.59	66.98	95.81	119.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

Our selected statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 includes the results of the Ali Business for the period following its acquisition on April 10, 2006.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share and share information)

Statement of Operations Data:
Revenue	$273,724	$328,353	$288,128	$266,777	$210,153
Operating expenses(1)	222,876	260,991	194,366	201,468	169,717
Provision for severance and other restructuring-related costs	19,291	1,418	—	—	—
Impairment charges	24,637	2,526	35,661	—	—
Depreciation and amortization	18,687	19,241	21,161	22,551	20,541
Operating income (loss)	(11,767)	44,177	36,940	42,758	19,895
Interest income (expense), net	(2,478)	(3,027)	(3,823)	(3,946)	240
Income (loss) before income taxes and equity in earnings of affiliates	(14,245)	41,150	33,117	40,993	16,812
Income tax expense (benefit)	(1,043)	15,358	14,430	19,432	6,178
Equity in earnings of affiliates	676	576	2,521	1,566	686
Income (loss) from continuing operations	(12,526)	26,368	21,208	23,127	11,320
Loss from discontinued operations	—	—	—	(8,430)	—
Net income (loss)	(12,526)	26,368	21,208	14,697	11,320
Dividends on preferred stock	(1,824)	(1,824)	(1,824)	(1,824)	(1,824)
Net income (loss) available to CKX, Inc.	(14,350)	24,544	19,384	12,873	9,496
Less: Net income attributable to noncontrolling interests	(1,366)	(1,782)	(2,257)	(2,553)	(2,127)
Net income (loss) attributable to CKX, Inc.	$(15,716)	$22,762	$17,127	$10,320	$7,369
Basic income (loss) per common share	$(0.17)	$0.24	$0.18	$0.11	$0.08
Diluted income (loss) per common share	$(0.17)	$0.24	$0.18	$0.11	$0.08
Average number of basic common shares outstanding	92,907,981	93,298,778	96,674,706	96,901,172	92,529,152
Average number of diluted common shares outstanding	92,907,981	93,337,683	96,684,377	96,991,441	93,555,201

(1)	Operating expenses exclude provision for severance and other restructuring-related costs, impairment charges and depreciation and amortization.

	As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

Balance Sheet Data:
Cash and cash equivalents	$109,457	$66,587	$101,895	$50,947	$36,610
Other current assets	61,783	86,249	52,407	58,127	36,088
Total assets	460,833	499,214	476,061	525,455	489,117
Current liabilities (excluding current portion of debt)	61,668	77,718	78,292	59,845	39,432
Current portion of debt	100,515	482	489	652	631
Total debt	100,646	101,129	101,918	103,070	3,701
Total liabilities	180,734	206,892	210,319	207,992	91,153
Redeemable restricted common stock	7,347	7,347	23,002	23,002	23,002
Total CKX, Inc. stockholders’ equity	266,863	278,734	237,461	289,704	371,009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment, which owns proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States, and, together with local adaptations of the format, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises, which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley and the operations of Graceland and has partnered with Cirque du Soleil for Viva ELVIS in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises, which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

The former owners of Elvis Presley Enterprises and the Muhammad Ali Enterprises maintain a 15% and 20% interest in those businesses, respectively, and are each entitled to certain future distributions and have other contractual rights with respect thereto.

Our existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

Reorganization

In 2010, we undertook a significant reorganization and realignment of our businesses including making significant changes to our management team and business plan. Our review of all aspects of our business in 2010 resulted in our decision to significantly alter our business plan for 19 Entertainment to focus principally on our core IDOLS and So You Think You Can Dance properties. As a result of the decision to concentrate primarily on these brands, management exited most of the other businesses within 19 Entertainment in 2010. We closed our office in London, sold certain non-core properties and development projects to an entity affiliated with Simon Fuller, who left his position as a director of our company and as Chief Executive Officer of 19 Entertainment in January 2010, and shut down other development projects, collectively eliminating 155 positions at 19 Entertainment.

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

The majority of our IDOLS related revenue is generated through our global television production and distribution agreement with FremantleMedia, and through agreements with our principal former global record label partners Ronagold Limited, for seasons American Idol 1 through American Idol 4, and, Simco Limited, for seasons American Idol 4 through American Idol 9, and with our current global record label partner Universal Music Group commencing with the 2011 season of American Idol. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and our record label partner have the right, but not the obligation, to have the artist release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The Fox network aired 56.0 hours in 2010 and 50.0 hours in 2009. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox has guaranteed production through the 2011 season of American Idol. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season. The Company anticipates that we will enter into discussions with Fox and FremantleMedia during the second quarter of 2011 for the economic terms of the 2012 season of American Idol and beyond.

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates to (i) ensure Mr. Seacrest’s availability for three future seasons of American Idol (years 2010, 2011 and 2012) and acquire Mr. Seacrest’s prime time television network exclusivity for future potential projects during the term of the agreement, and (ii) obtain the right to use Mr. Seacrest’s personal goodwill, merchandising rights, rights to his name, voice and image, and rights of publicity and promotion related to American Idol. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and will pay Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45 million. Upon securing Mr. Seacrest’s services, the Company commenced negotiations with Fox related to a fee to be received by the Company for Mr. Seacrest’s services as the host of American Idol. The Company and Fox ultimately agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company received payment for compensation related to the 2010 season in November 2010 and recognized $5.0 million as revenue in 2010 over the broadcast in the first and second quarters of the broadcast season. The Company is amortizing the aggregate payments of $45 million to cost of sales over the three-year term of the arrangement as the American Idol series airs, which is in accordance with our accounting policy as described below in “Application of Critical Accounting Policies — “Television Production Costs”.

19 Entertainment’s revenue is seasonal in nature, reflecting the timing of our television shows and tours in various markets. Historically, 19 Entertainment generated higher revenue during the first three quarters of the calendar year, which corresponds to the dates on Fox in the United States our American Idol show is broadcast (the first and second quarters) and the dates our So You Think You Can Dance series airs (the second and third quarters). In 2009, Fox ordered additional broadcast hours of So You Think You Can Dance which aired in the third and fourth quarters of 2009. We also aired Superstars of Dance, a special series, on NBC in the first quarter of 2009. As a result of the additional season of So You Think You Can Dance, our revenue in the fourth quarter of 2009 was significantly higher than in 2008 and 2010.

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

The Royalties and Licensing segment generates revenue from the exploitation of the name, image and likeness of Elvis Presley, including physical and intellectual property owned or created by Elvis Presley during his life. The primary revenue source of this segment comes from licensing Elvis Presley’s name and likeness for consumer products, commercials and other uses and royalties and other income derived from intellectual property created by Elvis Presley including records, movies, videos and music publishing. Licensing revenue is primarily derived from long-term agreements with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property created by Elvis Presley during his lifetime which we own has generally been assigned to third parties for commercial exploitation under long-term agreements.

Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependent upon the ability of third parties to successfully market the content. The Presley Business began reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas in the first quarter of 2010.

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

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We also incur expenses in exploring additional opportunities to bring Elvis Presley-related attractions to Las Vegas and other strategic locations throughout the world.

Ali Business

The Ali Business consists of the commercial exploitation of the name, image, likeness and intellectual property of Muhammad Ali, primarily through endorsement and licensing arrangements.

The primary revenue source comes from licensing Muhammad Ali’s name and likeness for consumer products, commercials and other uses. Licensing revenue is primarily derived from long-term agreements with terms of one to five years. Although we seek to obtain significant minimum guarantees, our licensing revenue varies based on the actual product sales generated by licensees. The intellectual property that is owned by the Company is licensed to third parties for commercial exploitation under long-term agreements. Although we maintain certain controls over the use of this content and, in certain cases, have rights to terminate these agreements if the third party fails to perform, our revenue from this intellectual property is highly dependent upon the ability of third parties to successfully market the content. Most of our revenue sources are dependent upon the public’s continued interest in

Muhammad Ali and associated intellectual property. The Ali Business also generates revenue from sports memorabilia signings performed by Muhammad Ali.

Our significant costs to operate the Ali Business include commissions, salaries and other general overhead costs. With the exception of commissions, most of our costs do not vary significantly with our revenue.

Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, Simon Fuller left his position as a director of our company and Chief Executive Officer of our 19 Entertainment business and the Company entered into a series of agreements with Mr. Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing the Company with an option to invest in XIX Entertainment, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of the Company and as an officer and director of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS and So You Think You Can Dance programs. In consideration for providing these services, Mr. Fuller will receive 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller has received $5.0 million as an advance against the consulting fee, which was paid in the year ended December 31, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to the Company, but we may recoup the amount of such advances within each year from the consulting fee payable to Mr. Fuller. For the year ended December 31, 2010, the Company has recorded $9.1 million of the consulting fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller received an incremental $2.3 million in consideration for providing creative and strategic advice with respect to the overall business of the Company for the six-month period through July 13, 2010. The Company also paid Mr. Fuller $0.8 million in January 2010, representing consideration for the Company’s option to invest in Mr. Fuller’s new entertainment company. The Company elected not to exercise the option, which expired on March 15, 2010. Mr. Fuller also received $2.0 million in separation payments. The Company recorded $0.6 million of share-based compensation expense in the year ended December 31, 2010 due to the acceleration of the vesting of stock options held by Mr. Fuller upon the termination of his employment agreement. The Company recorded $5.6 million to the provision for severance and other restructuring-related costs in the year ended December 31, 2010 related to these agreements with Mr. Fuller.

In pursuit of the Company’s business plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company chose to exit were sold to XIX Management, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and certain U.K. recorded music and management assets, were sold for the approximate book value of the transferred business. For the year ended December 31, 2010, these businesses generated $6.7 million of revenue, had an operating loss of $1.4 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 60 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

Because XIX Management is owned and controlled by Simon Fuller, the above described transaction was deemed a related party transaction. The terms of the agreement with XIX Management were reached following extensive arms-length negotiation between the parties. The Board of Directors, acting upon the unanimous approval and recommendation of our independent directors, approved the transaction.

In addition to the transaction described above, during the year ended December 31, 2010, the Company terminated or exited certain other business activities at 19 Entertainment. As a result of this and the transaction with XIX Management, the Company has substantially reduced 19 Entertainment’s spending on programming and new development projects and the associated selling, general and administrative expenses. As of December 31, 2010, the Company has reduced 19 Entertainment’s headcount (including MBST and Storm) from 245 to 90 employees. The Company expects that the reduction in headcount and certain other costs will result in annualized cost savings of approximately $20 million at 19 Entertainment, of which approximately $10 million was realized in 2010.

In connection with the actions described above, for the year ended December 31, 2010, the Company incurred severance and other restructuring-related costs, including charges related to the closure of several offices, of $19.3 million. Certain management, legal and accounting functions at 19 Entertainment were absorbed by the Company’s corporate staff.

In addition to the costs described above, 19 Entertainment recognized a non-cash impairment charge of $2.5 million in 2009 to reduce the carrying amount of the assets of Storm Model Management (“Storm”), a U.K.-based modeling agency, as a result of Mr. Fuller’s resignation from 19 Entertainment and the resulting reduction in his role in the management, oversight and direction of that business. The Company acquired a 51% interest in Storm in the third quarter of 2009, with the expectation that Simon Fuller would be a key contributor to its growth and operations.

Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman received a cash severance payment of $3.4 million, which amount became payable six months following the date of Mr. Sillerman’s separation from the Company. The Company has also agreed to provide Mr. Sillerman with $25,000 in each of 2010, 2011 and 2012, and $10,000 each year thereafter, to cover certain of Mr. Sillerman’s health insurance costs. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the year ended December 31, 2010 related to this accelerated vesting.

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman is receiving a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries on a monthly basis for a one-year period ending on May 30, 2011. In addition to the consulting fee, Mr. Sillerman is being reimbursed for the monthly cost of certain business expenses through December 31, 2011, at a monthly amount of $25,000.

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

The Company recorded severance costs of $0.3 million related to the termination of two employees who reported to Mr. Sillerman, professional fees of $0.1 million related to the separation with Mr. Sillerman and $0.9 million related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under the agreement.

Change in Functional Currency

The resignation of Simon Fuller as Chief Executive Officer of 19 Entertainment in January 2010, as previously noted, represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management has reassessed the functional currency of the 19 Entertainment operating segment. The Company concluded that it was appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. pound to U.S. dollars. The Company effected this change as of January 1, 2010. The change in functional currency had no impact on the Company’s historical financial information.

The impact of this change is that the 19 Entertainment operating segment is measured in U.S. dollars effective January 1, 2010. Historically, 19 Entertainment has generated foreign currency gains and losses as transactions denominated in U.S. dollars were re- measured into U.K. pound at the balance sheet date. As a result of the change, 19 Entertainment’s operating results reflect less foreign currency-related volatility in 2010 and the 2010 operating results of 19 Entertainment may not be directly comparable to prior years.

Other Corporate Activities

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

Terminated Merger Agreement

On June 1, 2007, the Company entered into an Agreement and Plan of Merger (as amended on August 1, 2007, September 27, 2007, January 23, 2008 and May 27, 2008, the “Merger Agreement”) with 19X, Inc., a Delaware corporation (“19X”), and 19X Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of 19X. Robert F.X. Sillerman, former Chairman and Chief Executive Officer of CKX, and Simon R. Fuller, then a director of CKX and the Chief Executive Officer of 19 Entertainment, were the sole stockholders of 19X.

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

Transactions Involving FX Real Estate and Entertainment Inc.

CKX acquired an aggregate approximate 50% interest in FX Real Estate and Entertainment Inc. (“FXRE”) in 2007. As described below, on January 10, 2008, CKX distributed 100% of its interests in FXRE to CKX’s stockholders. The following information about FXRE is provided solely as background for the description of the historical transactions between the Company and FXRE. The Company does not own any interest in FXRE, has not guaranteed any obligations of FXRE, nor is it a party to any continuing material transactions with FXRE.

Simultaneous with our investment in FXRE, Elvis Presley Enterprises, Inc. entered into a worldwide license agreement with FXRE, granting FXRE the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. FXRE also entered into a worldwide license agreement with the Ali Business, granting FXRE the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.

As a result of the termination of the license agreements in March 2009, the Company recognized $10.0 million in licensing revenue that had previously been deferred related to the 2007 license payment received in April 2008. Per the Company’s revenue recognition policy, revenue from multiple element licensing arrangements is only recognized when all the conditions of the arrangements tied to the licensing payments to CKX are met. The termination of the license agreements resulted in the elimination of all remaining conditions to the arrangement and thus the revenue which had previously been deferred was recognized.

Use of OIBDAN

We evaluate our operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets (which we refer to as “OIBDAN”). The Company considers OIBDAN to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDAN as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, OIBDAN should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), as OIBDAN is not a U.S. GAAP equivalent measurement.

We have reconciled OIBDAN to operating income in the following consolidated operating results table for the Company for the years ended December 31, 2010 and 2009.

Consolidated Operating Results Year Ended December 31, 2010

Compared to Year Ended December 31, 2009

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009	Variance
	(Amounts in thousands)

Revenue	$273,724	$328,353	$(54,629)
Operating expenses	285,491	284,176	1,315
Provision for severance and other restructuring-related costs	19,291	1,418	17,873
Executive separation costs	7,655	—	7,655
Operating income (loss)	(11,767)	44,177	(55,944)
Income tax expense (benefit)	(1,043)	15,358	(16,401)
Net income (loss) attributable to CKX, Inc.	(15,716)	22,762	(38,478)

Operating income (loss)	$(11,767)	$44,177	$(55,944)
Impairment charges	24,637	2,526	22,111
Depreciation and amortization	18,687	19,241	(554)
Non-cash provision for severance and other restructuring-related costs and executive separation costs	1,849	—	1,849
Non-cash compensation	1,578	1,563	15

OIBDAN	$34,984	$67,507	$(32,523)

The decline in revenue of $54.6 million in 2010 was driven primarily by a decrease of $50.3 million at 19 Entertainment, which had higher revenue in 2009 from a second broadcast series of So You Think You Can Dance, and a non-recurring television program, Superstars of Dance, which was partially offset by higher American Idol revenue in 2010. Revenue decreased at the Presley Business primarily due to the recognition of $9.0 million of revenue related to the terminated FXRE license agreement in 2009, which was partially offset by increased royalty and licensing revenue, including revenue from Viva ELVIS. Operating costs in 2010 included non-cash impairment charges of $24.6 million, severance and other restructuring-related costs at 19 Entertainment of $19.3 million, executive separation costs of $7.7 million and costs at 19 Entertainment associated with Ryan Seacrest’s services and Simon Fuller’s services. These operating costs were offset by a decrease in costs related to So You Think You Can Dance.

19 Entertainment

The revenue decrease of $50.3 million in 2010 is due primarily to Superstars of Dance, a non-recurring television program which had a limited run in 2009, and the additional broadcast season of So You Think You Can Dance in 2009. Cost of sales declined $29.7 million in 2010 as the decline in broadcast hours for So You Think You Can Dance, the costs for Superstars of Dance and lower selling, general and administrative expenses were partially offset by $15.0 million of costs arising from Ryan Seacrest’s services agreement and the Simon Fuller consulting fee of $9.1 million. Overall weakness in the concert industry in 2010 resulted in fewer tour dates for the American Idol and So You Think You Can Dance tours.

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the years ended December 31, 2010 and 2009 (amounts reflected for 2009 have been recast to conform to the 2010 presentation):

Year Ended December 31, 2010	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$91,092	$(32,483)	$58,609
Other IDOLS television programs (including license fees and sponsorship)	15,069	(1,810)	13,259
So You Think You Can Dance	61,475	(50,729)	10,746
Music and artist management	32,677	(16,866)	15,811
Other television productions	1,012	(2,699)	(1,687)
Businesses divested or shut down	11,877	(17,562)	(5,685)

	$213,202	$(122,149)	$91,053
Selling, general and administrative expenses, excluding non-cash compensation			(28,659)
Provision for severance and other restructuring-related costs (excluding non-cash compensation for accelerated vesting)			(18,739)
Other expense			(1,226)

OIBDAN			$42,429

OIBDAN			$42,429
Impairment charges			(4,389)
Depreciation and amortization			(13,685)
Non-cash provision for severance and other restructuring-related costs			(552)
Non-cash compensation			(388)

Operating income			$23,415

Year Ended December 31, 2009	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$79,185	$(18,548)	$60,637
Other IDOLS television programs (including license fees and sponsorship)	13,461	(445)	13,016
So You Think You Can Dance	108,381	(86,724)	21,657
Music and artist management	33,846	(13,342)	20,504
Other television productions	15,577	(14,505)	1,072
Businesses divested or shut down	13,073	(18,274)	(5,201)

	$263,523	$(151,838)	$111,685
Selling, general and administrative expenses, excluding non-cash compensation			(44,318)
Other operating expense			(4,079)

OIBDAN			$63,288

OIBDAN			$63,288
Impairment charge			(2,526)
Depreciation and amortization			(13,792)
Non-cash compensation			(514)

Operating income			$46,456

American Idol 9 aired 56 series hours in the U.S. in the year ended December 31, 2010 while American Idol 8 aired 50 series hours in the U.S. in the comparable 2009 season. American Idol revenue increased by $11.9 million as the increase of 6.0 hours of programming, an increase in guaranteed license fees and revenue from compensation related to Ryan Seacrest’s services on the program was partially offset by a reduction in the ratings bonus, a reduced producer fee and reduced revenue from sponsorship deals. Television ratings for American Idol declined in 2010 by approximately 10%. Cost of sales for American Idol increased $13.9 million due to $15.0 million of costs arising from Ryan Seacrest’s services agreement and Simon Fuller’s consulting fee, partially offset by lower touring costs due to fewer tour dates.

Other IDOLS revenue increased $1.6 million due to increased television and ancillary revenue. Cost of sales increased due to the Simon Fuller consulting fee.

So You Think You Can Dance revenue declined $46.9 million primarily due to fewer broadcast hours in 2010 due to the additional broadcast season in 2009 and a Canadian tour in 2009 which was partially offset by an increase in foreign tapes sales. Cost of sales declined $36.0 million due to the fewer broadcast hours and the prior year tour costs, which were partially offset by the 2010 Simon Fuller consulting fee.

Other television productions revenue decreased $14.6 million in 2010. $10.2 million of this decrease represents Superstars of Dance, a limited run program which aired 9.0 series hours on the NBC network in January 2009. Revenue in 2009 also included a Carrie Underwood Christmas special. Cost of sales declined $11.8 million due to the prior year broadcast of Superstars of Dance.

Music and artist management revenue declined $1.2 million from the prior year due to a decline in music downloads from the 2010 season of American Idol and reduced sales by former American Idol contestants partly due to the cyclical recording schedule of the artist group partially offset by an increase in revenue at Storm. Cost of sales increased $3.5 million due to the inclusion of Storm for a full year and Simon Fuller’s consulting fee, offset by reduced royalties paid to artists.

Selling, general and administrative expenses declined $15.7 million from the prior year as a result of savings from restructuring initiatives. Other expense of $1.2 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively, represent foreign exchange losses generated at 19 Entertainment. In 2010, due to the change in 19 Entertainment’s functional currency from U.K. pound to U.S. dollar, the loss results from transactions in currencies other than U.S. dollars, primarily U.K. pounds. In 2009, the loss resulted from transactions recorded in currencies other than the U.K. pound functional currency, primarily the U.S. dollar.

Severance and other restructuring-related costs recorded by 19 Entertainment were $19.3 million in 2010, including $0.6 million of non-cash compensation for accelerated vesting.

19 Entertainment recorded an impairment charge of $2.2 million in 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has closed the business and an impairment charge of $2.2 million to reduce the goodwill of MBST as a result of the Company’s annual impairment assessment. In 2009, 19 Entertainment recorded an impairment charge of $2.5 million to reduce the carrying amount of goodwill of Storm.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009	Variance
	(Amounts in thousands)

Revenue	$21,312	$24,473	$(3,161)
Cost of sales	(3,844)	(764)	(3,080)
Selling, general and administrative expense, excluding non-cash compensation	(5,207)	(4,314)	(893)

OIBDAN	$12,261	$19,395	$(7,134)

OIBDAN	$12,261	$19,395	$(7,134)
Depreciation and amortization	(2,569)	(2,582)	13
Non-cash compensation	(52)	(42)	(10)

Operating income	$9,640	$16,771	$(7,131)

The decrease in royalties and licensing revenue of $3.2 million for the year ended December 31, 2010 was primarily due to the recognition of $9.0 million of revenue in 2009 related to the terminated FXRE license agreement. The decrease was partially offset by $6.4 million of revenue related to the Viva ELVIS Cirque du Soleil show in Las Vegas. Royalties and licensing cost of sales increased $3.1 million primarily due to $3.6 million of third party royalties for the Viva ELVIS show offset by lower production costs for current year projects and lower DVD box set sales in 2010. Selling, general and administrative expenses increased by $0.9 million in 2010 primarily due to higher legal and professional fees.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and OIBDAN for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009	Variance
	(Amounts in thousands)

Revenue	$35,992	$36,124	$(132)
Cost of sales	(5,557)	(5,267)	(290)
Selling, general and administrative expense, excluding non-cash compensation	(24,715)	(23,495)	(1,220)

OIBDAN	$5,720	$7,362	$(1,642)

OIBDAN	$5,720	$7,362	$(1,642)
Impairment charge	(2,639)	—	(2,639)
Depreciation and amortization	(2,402)	(2,369)	(33)
Non-cash compensation	(89)	(97)	8

Operating income	$590	$4,896	$(4,306)

The decrease in Graceland Operations revenue of $0.1 million for the year ended December 31, 2010 was primarily due to decreases in tour and exhibit revenue and ancillary revenue offset by favorable results from retail operations. Tour and exhibit revenue of $14.5 million for the year ended December 31, 2010 decreased $0.2 million over the prior year. This decrease resulted from a 4.4% decrease in attendance to 518,940 in 2010 from 542,728 in 2009 partially offset by a 2.9% increase in per visitor spending. Lower tourist traffic in Memphis, partly due to the oil spill in the Gulf of Mexico, affected attendance in 2010. Retail operations revenue of $14.3 million for the year ended December 31, 2010 increased $0.9 million compared to the prior year, due primarily to merchandise sales from an Elvis the Concert series of performances in Europe and higher Graceland sales. Other revenue, primarily hotel room revenue and ancillary real estate income, of $7.2 million for year ended December 31, 2010 was down $0.8 million compared to the prior year. The decline was primarily due to lower rental income from ancillary real estate as a result of a former rental property being prepared for an alternative use in the future and lower rates and occupancy at the Heartbreak Hotel.

Graceland Operations cost of sales increased by $0.3 million for the year ended December 31, 2010 compared to the prior year primarily due to costs for merchandise for the Elvis the Concert series.

Graceland Operations selling, general and administrative expenses increased $1.2 million for the year ended December 31, 2010 due to an increase in professional and legal fees of $1.6 million primarily related to a master plan initiative in 2010 that has been postponed and a $0.5 million provision for the estimated losses due to the early termination of a sublease of a property leased by the Presley Business in downtown Memphis, offset by the write-off of $0.9 million of deferred costs related to preliminary design work for the Graceland redevelopment initiative in 2009 and lower real estate taxes and other Graceland operating expenses in 2010. Graceland Operations recognized a non-cash impairment of $2.6 million to reduce the carrying amount of buildings for a former rental property owned by the Presley Business which is currently being prepared for an alternative use in the future.

Ali Business

The Ali Business contributed $3.2 million and $4.2 million of revenue in the years ended December 31, 2010 and 2009, respectively. The decrease in revenue was primarily due to the recognition of $1.0 million of revenue in 2009 related to the terminated FXRE licensing agreement. An increase in licensing fees in 2010 over the prior year period was offset by lower revenue related to memorabilia signings by Muhammad Ali in 2010. Operating expenses increased to $19.1 million for the year ended December 31, 2010 from $3.2 million in the prior year period. Operating expenses in 2010 include a non-cash impairment charge of $17.6 million to reduce the carrying amount of trademarks and goodwill. Excluding the impairment charge, operating expenses decreased $1.7 million in 2010 primarily due to severance costs of $1.4 million incurred in early 2009 due to the restructuring of the business and reduced commissions of $0.3 million in the current period. OIBDAN increased to $1.7 million from $1.1 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $20.1 million and $21.2 million for the years ended December 31, 2010 and 2009, respectively. The decrease of $1.1 million primarily reflects lower employee compensation costs and development expenses of $1.0 million in 2010 and payroll-related taxes of $0.8 million incurred due to the redemption of redeemable restricted common stock in 2009, offset by increases in consulting costs and office-related costs and a provision to reflect the amendment of a loan to fair market value in 2010.

During the year ended December 31, 2010, the Company incurred $7.7 million of executive separation costs primarily related to the separation from the Company of Robert F.X. Sillerman, the Company’s former Chairman and Chief Executive Officer.

During the year ended December 31, 2010, the Company incurred $1.7 million of third party advisory fees related to evaluating potential offers to buy the Company. During the year ended December 31, 2009, the Company incurred costs related to the terminated merger agreement of $0.7 million, due to the settlement of stockholder litigation.

During the year ended December 31, 2009, the Company incurred $2.6 million of acquisition-related costs, consisting of third party due diligence costs for potential acquisitions that were under evaluation and costs for the acquisition of the 51% interest in Storm.

Impairment Charges

The Company performed its annual impairment assessment of the carrying values of long-lived assets, including intangible assets and goodwill, as of October 1, 2010 in accordance with the methods outlined below in “Application of Critical Accounting Policies”. As a result the Company recorded non-cash impairment charges of $19.8 million ($13.8 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $16.5 million, the Ali Business goodwill by $1.1 million and MBST goodwill by $2.2 million. These impairment charges recognized in the fourth quarter of 2010 were triggered by the 2011 budget process performed in the fourth quarter of 2010 which highlighted the likelihood that these businesses’ performance will not perform to prior expectations. Additionally, the Company recorded a non-cash impairment charge of $2.2 million in the year ended December 31, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries that the Company closed during the year.

In the year ended December 31, 2010, the Company recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company has ceased operations of a rental property that is currently being prepared for an alternative future use.

Based on the annual impairment test performed on October 1, 2009, no impairment charges were recorded as the carrying value of all of the Company’s long-lived assets did not exceed estimated future cash flows. The Company recorded a non-cash impairment charge of $2.5 million in 2009 to reduce the carrying amount of the assets of Storm as a result of Simon Fuller’s resignation from the Company in January 2010 and his resulting reduced role in the oversight, management and direction of the business.

Interest Income/Expense, net

The Company had interest expense of $2.7 million and $3.3 million in the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the Company’s credit facility from 2.31% in the year ended December 31, 2009 to 1.85% in the year ended December 31, 2010. The Company had interest income of $0.2 million and $0.3 million in the years ended December 31, 2010 and 2009, respectively.

Income Taxes

For the year ended December 31, 2010, the Company recorded a benefit for income taxes of $1.0 million. The benefit reflects an effective tax rate of 7.3%. The tax benefit is comprised of a federal income tax benefit of $6.5 million and a foreign income tax expense (primarily relating to the United Kingdom) of $5.5 million. The effective tax rate differs from the statutory rate primarily due to: a portion of impairment charges which are not deductible; the sale of assets to XIX Management which had no tax basis; and foreign taxes paid relating to the IDOLS and So You Think You Can Dance intellectual property, offset in part by the use of foreign tax credits and income taxed directly to noncontrolling owners.

For the year ended December 31, 2009, the Company recorded a provision for income taxes of $15.4 million. The provision reflects an effective tax rate of 37.3%. The tax provision is comprised of a federal income tax expense of $7.0 million, a state and local income tax expense of $2.1 million and a foreign income tax expense (predominantly relating to the United Kingdom) of $6.3 million. The effective rate is higher than the federal statutory rate of 35% primarily due to: state and local taxes; the impairment charge related to Storm and other permanent items, offset in part by transaction costs; income taxed directly to noncontrolling owners; and a net benefit from the Company’s foreign activity.

Despite the 19 Entertainment restructuring and shutdown of U.K. operations, the Company expects to continue to be a U.K. taxpayer due to the IDOLS and So You Think You Can Dance intellectual property which was developed and continues to be owned by certain of our foreign subsidiaries in the U.K.

The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net income taxes payable. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011. If all the uncertain tax positions were settled favorably with the taxing authorities, there would be a 27.6% adjustment to the effective tax rate.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of December 31, 2010, the Company had approximately $1.2 million accrued for interest and penalties. For the year ended December 31, 2010, the Company accrued interest and penalties of approximately $0.7 million.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007 through 2010. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2007. France is in the process of auditing the business activities of 19 Entertainment for the years ending December 31, 2003 through December 31, 2008. The United Kingdom’s Revenue & Customs (“HMRC”) is in the process of reviewing the 19 Entertainment Ltd. UK group’s tax year ended December 31, 2008.

Equity in Earnings of Affiliates

The Company recorded $0.7 million and $0.6 million of earnings in unconsolidated affiliates for the years ended December 31, 2010 and 2009, respectively. The equity in earnings of affiliates in 2010 is due primarily to the earnings of Beckham Brands Limited prior to divestiture.

The earnings from the Viva ELVIS investment of $0.1 million reflect weaker than expected ticket sales. Ticket sales improved somewhat in the second half of 2010 as marketing programs for the show were improved somewhat and hotel occupancy rates rose as CityCenter fully ramped up its operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.4 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. Both periods reflect shares in the net income of the Presley Business, the Ali Business and Storm related to the equity interests retained by the former owners.

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

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, OIBDAN and operating income for the years ended December 31, 2009 and 2008 (amounts reflected for 2009 and 2008 have been recast to conform to the 2010 presentation):

Year Ended December 31, 2009	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$79,185	$(18,548)	$60,637
Other IDOLS television programs (including license fees and sponsorship)	13,461	(445)	13,016
So You Think You Can Dance	108,381	(86,724)	21,657
Music and artist management	33,846	(13,342)	20,504
Other television productions	15,577	(14,505)	1,072
Businesses divested or shut down	13,073	(18,274)	(5,201)

	$263,523	$(151,838)	$111,685
Selling, general and administrative expenses, excluding non-cash compensation			(44,318)
Other operating expense			(4,079)

OIBDAN			$63,288

OIBDAN			$63,288
Impairment charge on Storm			(2,526)
Depreciation and amortization			(13,792)
Non-cash compensation			(514)

Operating income			$46,456

Year Ended December 31, 2008	Revenue	Cost of Sales
	(Amounts in thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$96,028	$(22,455)	$73,573
Other IDOLS television programs (including license fees and sponsorship)	15,349	(482)	14,867
So You Think You Can Dance	59,802	(47,015)	12,787
Music and artist management	36,295	(15,351)	20,944
Other television productions	—	—	—
Businesses divested or shut down	21,727	(22,647)	(920)

	$229,201	$(107,950)	$121,251
Selling, general and administrative expenses, excluding non-cash compensation			(44,362)
Other operating income			15,910

OIBDAN			$92,799

OIBDAN			$92,799
Impairment charge on MBST			(7,922)
Depreciation and amortization			(16,165)
Non-cash compensation			(2,044)

Operating income			$66,668

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

Other television revenue was $15.6 million in 2009, primarily representing revenue of $10.2 million from Superstars of Dance, a special series aired on NBC in the first quarter of 2009, and a Carrie Underwood Christmas special. Cost of sales was $14.5 million related to the production costs for Superstars of Dance and the Carrie Underwood Christmas special.

Music and artist management revenue declined $2.5 million due to lower record sales, reduced touring schedules in 2009 for several artists as they worked on new album releases and reduced management fees at MBST, offset by revenue from Storm. Cost of sales declined $2.0 million as lower music royalties and expenses were partially offset by prior year artist tour costs.

Revenue from businesses divested and shut down in 2010, declined $8.7 million primarily due to management fees from the Spice Girls reunion tour and non-recurring projects in 2008. Cost of sales declined $4.4 million primarily due to non-recurring projects in 2008.

Selling, general and administrative expenses were flat with the prior year due primarily to more costs being allocated to specific projects offsetting the unfavorable foreign exchange impact on U.K. pound denominated costs and increased compensation costs. Other operating expense of $4.1 million in 2009 and other operating income of $15.9 million in 2008 represents foreign exchange gains and losses generated at 19 Entertainment for transactions recorded in currencies other than the U.K. pound functional currency. The 2009 expense was due to strengthening of the U.K. pound compared to the U.S. dollar while the 2008 gain was due to the weakening of the U.K. pound compared to the U.S. dollar.

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

The increase in royalties and licensing revenue of $6.3 million for the year ended December 31, 2009 was due to the recognition of $9.0 million of revenue, which had previously been deferred, related to the terminated FXRE license agreement and increased record royalties of $1.8 million, principally due to a settlement with Sony Music on historical audits and higher digital royalties. The increase was offset by 2008 revenue from the distribution of Elvis Viva DVD documentary of $1.8 million, lower merchandise licensing royalties of $1.3 million in the current period due to the unfavorable impact of the global recession and the strong carryover effect in 2008 from the prior anniversary year and by lower sales in the current period of a limited edition collectible DVD box set of Elvis Presley movies launched in 2007 of $1.1 million. Other royalties decreased by a net $0.3 million for the year ended December 31, 2009 with higher revenue from the sales of television and video rights offsetting lower publishing and film royalties. Royalties and licensing cost of sales decreased $1.6 million due to lower cost of production and commissions of $1.1 million related to the distribution of the 2008 Elvis Viva DVD and lower cost of sales of the DVD box set. Selling, general and administrative expenses decreased by $1.0 million in the current period primarily due to lower advertising and marketing costs for the DVD box set of $0.4 million, $0.3 million of lower costs related to the Elvis Viva DVD and lower legal expenses.

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

Graceland Operations revenue decreased $0.6 million for the year ended December 31, 2009 compared to 2008 due to lower ancillary revenue, which was partially offset by favorable results from tours and exhibits. Tour and exhibit revenue of $14.7 million for the year ended December 31, 2009 increased $0.5 million over the prior year. This increase resulted from a 2.4% increase in visitor spending and a 1.2% increase in attendance to 542,728 in 2009 from 536,196 in 2008. Retail operations revenue of $13.4 million for the year ended December 31, 2009 decreased $0.4 million compared to the prior year due to lower e-commerce revenue and a slight decrease in per-visitor spending offset by the increase in attendance. Other revenue, primarily hotel room revenue and ancillary real estate income of $8.0 million for the year ended December 31, 2009, was down $0.7 million compared to the prior year. The decline was due to 13% lower hotel occupancy resulting from fewer foreign travelers, and the loss of rental income from ancillary real estate primarily due to the closure of one property.

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

Ali Business

The Ali Business contributed $4.2 million and $4.0 million of revenue in the years ended December 31, 2009 and 2008, respectively. Revenue increased by $0.2 million primarily due to the recognition of $1.0 million of revenue related to the terminated FXRE licensing agreement which had previously been deferred and an increase in licensing fees offset by a decline in revenue from fewer memorabilia signings by Muhammad Ali in 2009 compared to the prior year period. Operating expenses decreased to $3.2 million for the year ended December 31, 2009 from $30.8 million in the prior year period. Operating expenses in 2008 include a non-cash impairment charge of $27.7 million to reduce the carrying amount of trademarks by $24.4 million and goodwill by $3.4 million. Excluding the impairment charge, operating expenses increased $0.1 million primarily due to severance costs of $1.4 million due to the restructuring of the business in early 2009 offset by lower personnel costs as a result of the restructuring and by reduced commissions of $0.7 million. OIBDAN increased to $1.1 million from $1.0 million in the prior year period.

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

Based on the annual impairment test performed on October 1, 2008, the Company recorded non-cash impairment charges of $35.7 million ($25.5 million, net of tax) to reduce the carrying amount of the Ali Business trademark by $24.4 million, the Ali Business goodwill by $3.4 million and MBST goodwill by $7.9 million. The impairment charges recognized in the fourth quarter of 2008 were triggered by the 2009 budget process performed in the fourth quarter of 2008 which highlighted the severity and duration of the economic downturn on these businesses and the likelihood that these businesses’ performance will not fully recover to prior expectations.

Interest Income/Expense, net

The Company had interest expense of $3.3 million and $5.6 million in the year ended December 31, 2009 and 2008, respectively. The decrease in interest expense is primarily due to a reduction in the average borrowing rate on the revolving credit facility from 4.49% to 2.31%. The Company had interest income of $0.3 million and $1.8 million in the year ended December 31, 2009 and 2008, respectively. Interest income in 2008 included $0.5 million in interest income from FXRE on the 2007 license payments and the FXRE loan. The decline in interest income also reflects the Company shifting its U.S. cash balances to non-interest bearing accounts in late 2008 to qualify for unlimited insurance coverage offered under the FDIC Temporary Guarantee Program, which was extended through December 31, 2012.

Income Taxes

For the year ended December 31, 2009, the Company recorded a provision for income taxes of $15.4 million. The provision reflects an effective tax rate of 37.3%. The tax provision is comprised of a federal income tax expense of $7.0 million, a state and local income tax expense of $2.1 million, and a foreign income tax expense (predominantly relating to the United Kingdom) of $6.3 million. The effective rate is higher than the federal statutory rate of 35% primarily due to: state and local taxes; the impairment charge related to Storm and other permanent items, offset in part by transaction costs; income taxed directly to noncontrolling owners; and a net benefit from the Company’s foreign activity.

For the year ended December 31, 2008, the Company recorded a provision for income taxes of $14.4 million. The provision reflects an effective tax rate of 43.6%. The tax provision is comprised of a federal benefit of $0.9 million, a state and local income tax expense of $1.7 million, and a foreign income tax expense (predominantly relating to the United Kingdom) of $13.6 million. The effective rate is higher than the federal statutory rate of 35%

primarily due to: state and local taxes; the MBST impairment charge; and disallowed executive compensation, offset in part by transaction costs,; recognition of a tax benefit on the repatriation of cash from our UK subsidiary; and other permanent items.

The decrease in the 2009 effective tax rate as compared with the 2008 effective tax rate relates primarily to lower non-recurring adjustments, such as disallowed executive compensation and impairment charges.

Beginning in 2009, a change in ASC 805, formerly SFAS No. 141(R), Business Combinations, impacted our the accounting for prior acquisitions. Starting in 2009, the reversal of existing income tax valuation allowances and tax uncertainty accruals resulting from acquisitions must be recorded as adjustments to income tax expense and not goodwill. As a result of this change, a $2.1 million decrease in the valuation allowance in 2009 was recorded to income tax expense instead of goodwill. In 2008, a $7.3 million decrease in the valuation allowance was recorded as an adjustment to goodwill.

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

Open tax years related to federal, state and local filings are for the years ended December 31, 2006, through 2009. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2006. Two foreign tax jurisdictions have commenced audits of the business activities of 19 Entertainment Limited and Elvis Presley Enterprises in their respective countries. New York State completed its audit for the tax years ended July 1, 2003, July 1, 2004 and March 17, 2005 for 19 Entertainment Inc. which resulted in no material liability. New York State completed its tax audit of the Company’s tax years ended December 31, 2005, 2006 and 2007 which resulted in no material liability.

The United Kingdom’s Revenue & Customs (“HMRC”) has reviewed the historic 19 Entertainment Ltd. UK group through December 2007 with the exception of a few entities where their review deadlines have been routinely extended into 2010. HMRC usually has 24 months from the end of the accounting period to review and query each return.

Equity in Earnings of Affiliates

The Company recorded $0.6 million and $2.5 million of earnings in unconsolidated affiliates for the years ended December 31, 2009 and 2008, respectively, primarily reflecting the Company’s investment in Beckham Brand Limited. The decrease is due primarily to David Beckham’s services being loaned to AC Milan in 2009 which resulted in a reduction of payments from the LA Galaxy in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.8 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively, primarily reflect shares in the net income of the Presley Business, the Ali Business and Storm related to the equity interests retained by the former owners.

Liquidity and Capital Resources

Credit Facility — The Company is party to a credit agreement (the “Credit Facility”) with various lenders. Loans under the Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and certain of its wholly-owned foreign subsidiaries. The loans are secured by a pledge of certain assets of the Company and its subsidiary guarantors, including ownership interests in all wholly-owned domestic subsidiaries, substantially all wholly-owned foreign subsidiaries and certain subsidiaries that are not wholly-owned. The total availability under the Credit Facility was reduced from $150.0 million to $141.7 million in September 2008 due to the bankruptcy of one of the lenders, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc. As of December 31, 2010, the Company had drawn down $100.0 million on the Credit Facility. In March 2010, we entered into an amendment to the Credit Facility which included, among other changes, a reduction in the maximum size of the Credit Facility to $100.0 million. As a result of this amendment and the fact that we have previously drawn down $100.0 million, there are no additional borrowings available under the Credit Facility. In addition to the reduction in the size of the facility described above, the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, below a certain level and the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility.

Base rate loans under the Credit Facility bear interest at a rate equal to the greater of (i) the prime rate or (ii) the federal funds rate, plus 50 basis points plus margins of 50-125 basis points depending upon the Company’s ratio of debt to EBITDA (“Leverage Ratio”). Eurodollar loans under the Credit Facility bear interest at a rate determined by a formula based on a published Telerate rate, adjusted for the reserve requirements prescribed for eurocurrency funding by a member bank of the Federal Reserve, plus margins of 150-225 basis points depending upon the Company’s Leverage Ratio. A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility is payable monthly in arrears. The effective interest rate on these borrowings under the revolving credit agreement as of December 31, 2010 was 1.79%. The Credit Facility requires the Company and its subsidiaries to maintain certain financial covenants, including (a) a maximum Leverage Ratio of 4.5 to 1.0 and (b) a minimum EBITDA to interest expense ratio. Under the terms of the Credit Facility, EBITDA is defined as consolidated net income plus income tax expense, interest expense, depreciation and amortization expense, extraordinary charges and non-cash charges and minus interest income, extraordinary gains and any other non-cash income. The Credit Facility also contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, ability to fund acquisitions and joint ventures and make capital expenditures.

The Company was in compliance with all loan covenants as of December 31, 2010.

We are required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility, the outstanding principal amount has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2010. We intend to repay the $100.0 million out of a combination of cash on hand and proceeds from a new credit facility or other debt instrument which we expect to complete prior to the expiration date of the Credit Facility. Management believes that entering into a new smaller credit facility or other debt instrument which is pre-payable at the Company’s option will help minimize the Company’s overall borrowing cost while providing flexibility in the event the Company identifies a suitable future acquisition or other use of proceeds which may require additional debt financing.

On March 3, 2011, the Company entered into a commitment letter with certain of the lenders party to its existing Credit Facility to amend and restate such facility (the “Amended Credit Facility”). Upon execution, the Amended Credit Facility will require a paydown and permanent reduction of commitments in an aggregate principal amount of $40.0 million, which will reduce the total outstanding balance to $60.0 million. The Amended Credit Facility will also extend the maturity date of the loans thereunder such that the Company will be required to repay in full all amounts outstanding under the Amended Credit Facility on or before September 30, 2012. Under the terms of the Amended Credit Facility, the Company will be required to make quarterly principal payments of $2.0 million beginning on June 30, 2011 and the loans will accrue interest at a higher interest rate than the current interest rate under the existing Credit Facility. The Amended Credit Facility will contain financial covenants that are more restrictive than those under the existing Credit Facility, and will contain affirmative and negative covenants applicable to the Company and its subsidiaries, including but not limited to restrictions on incurrence of debt, liens, assets sales and other dispositions, acquisitions, investments and joint ventures, payments of cash dividends and capital expenditures. The closing of the Amended Credit Facility is subject to certain diligence requirements of the lenders and other conditions. Although the Company has received a commitment letter from the respective lenders, no assurance can be provided that the Company will be able to consummate the transactions contemplated by the

Amended Credit Facility on the terms described above or alternate terms. In the event that the Amended Credit Facility is not consummated, the Company believes that it will be able to repay the Credit Facility in full with cash on hand and expected proceeds from an alternate debt financing which the Company expects to be able to complete prior to the maturity date of the Credit Facility. The availability and cost of any alternate debt financing would be dependant upon a number of factors, including current and future performance of the Company and overall conditions in the debt markets.

Cash Flow for the Years Ended December 31, 2010, 2009 and 2008

Operating Activities

Net cash provided by operating activities was $49.7 million for the year ended December 31, 2010, reflecting the net loss of $12.5 million, including depreciation and amortization of $18.7 million, impairment charges of $24.6 million and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

Net cash provided by operating activities was $14.4 million for the year ended December 31, 2009. This primarily reflects net income of $26.4 million, including depreciation and amortization of $19.2 million, impairment charges of $2.5 million, payments to Ryan Seacrest of $25.2 million, recognition of $10.0 million of revenue from the FXRE license payments in 2009 for which the cash was received in 2008 and normal seasonal patterns in cash collections and payments on certain American Idol and So You Think You Can Dance revenue and expenses as well as non-recurring projects, such as Superstars of Dance, a special series aired on NBC in the first quarter of 2009.

Net cash provided by operating activities was $60.2 million for the year ended December 31, 2008, reflecting net income of $21.2 million, which includes depreciation and amortization expenses of $21.2 million, impairment charges of $35.7 million and the impact of changes in working capital levels.

Investing Activities

Net cash used in investing activities was $2.6 million for the year ended December 31, 2010, reflecting capital expenditures related to the purchase of a building at Graceland and other purchases of property and equipment totaling $3.6 million and investments in the Cirque du Soleil partnership of $4.9 million and proceeds received by the Company of $1.9 million related to the sale of businesses and assets of 19 Entertainment to XIX Management Limited and the return of capital from the Cirque du Soleil partnership of $4.0 million.

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

Financing Activities

Cash used in financing activities was $4.0 million for the year ended December 31, 2010. The Company made distributions of $1.7 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $1.8 million to the holder of the Series B Convertible Preferred Stock.

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

Uses of Capital

At December 31, 2010, the Company had $100.6 million of debt outstanding and $109.5 million in cash and cash equivalents.

We believe that our current cash on hand together with cash flow from operations and proceeds from a new credit facility or other debt financing will be sufficient to fund our current operations, including payments of interest and principal on our debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the non-controlling shareholders in the Presley Business and the Ali business and capital expenditures and the redemption of the Company’s redeemable restricted common stock.

Capital Expenditures

We presently anticipate that our capital expenditures for 2011 will total approximately $3.0 million.

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

The Company has a number of contracts that include future cash obligations. The scheduled maturities of the Company’s material contractual obligations as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Debt principal	$100,515	$131	$—	$—	$—	$—	$100,646
Interest on debt	751	7	—	—	—	—	758
Non-cancelable operating leases	3,385	3,082	2,143	1,476	267	763	11,116
Employment contracts and consulting agreements	16,060	12,085	3,067	1,567	83	—	32,862
Guaranteed minimum distributions(a)	1,700	1,700	1,700	1,700	1,700	—	8,500
19 Entertainment put right(b)	7,039	—	—	—	—	—	7,039
Series B convertible preferred stock dividend(c)	1,826	1,826	1,826	1,826	1,826	—	9,130
Ryan Seacrest agreement	6,585	6,585	—	—	—	—	13,170
Television development agreement	2,000	2,000	—	—	—	—	4,000
EPE Put Right(d)	—	—	—	—	—	—	—
MAE contingent consideration(e)	—	—	—	—	—	—	—
Uncertain tax positions(f)	3,934	—	—	—	—	—	3,934

Total	$143,795	$27,416	$8,736	$6,569	$3,876	$763	$191,155

(a)	We are required to make guaranteed minimum distributions to the noncontrolling interest shareholder of at least $1.2 million annually for as long as the noncontrolling interest shareholder continues to own 15% of the Presley Business. We are also required to make guaranteed minimum distributions to the noncontrolling interest shareholder of at least $0.5 million annually for as long as the noncontrolling interest shareholder continues to own 20% of the Ali Business.

(b)	We have granted to the former holders of capital stock of 19 Entertainment the right, during a period of 20 business days beginning March 17, 2011, to cause us to purchase up to 0.5 million shares of common stock from them at a price of $13.18 per share, which is reflected in the table above. These shares represent the remaining shares subsequent to the Company’s exercise of its call option under the amended Put and Call Option Agreement described elsewhere herein.

(c)	We are required to pay an annual dividend of $1.8 million per year in quarterly installments on our outstanding Series B Convertible Preferred Stock issued in the acquisition of the Presley Business.

(d)	The Promenade Trust has the right to require us to purchase up to all of its remaining ownership interest in the Presley Business at a price based on the fair market value of the business.

(e)	The Muhammad Ali Family Trust also has the right to require the Company to purchase all of its remaining ownership interest in the Ali Business beginning on April 10, 2011 at a price based on the then current fair market value.

(f)	By definition, the uncertain tax positions may or may not be paid. Due to such uncertainty, the Company is unable to estimate the timing of such potential payments. The amount includes interest and penalties of $1.2 million.

The chart above does not include the ongoing consulting fee obligations to Simon Fuller under the terms of his Consulting Agreement described elsewhere herein. The obligation to Mr. Fuller for 2010 was $9.1 million, inclusive of the advances, pursuant to the agreement.

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45.0 million. Upon securing Mr. Seacrest’s services, the Company commenced negotiations with Fox related to a fee to be received by the Company for Mr. Seacrest’s services as the host of American Idol. The Company and Fox ultimately agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company received payment for compensation related to the 2010 season in November 2010 and has recognized $5.0 million as revenue during the first six months of 2010.

As of December 31, 2010, the Company has paid $31.9 million of the total amount due to Mr. Seacrest with the remaining $13.1 million to be paid in equal monthly installments through December 2012. The $10.0 million difference between the amount of expense related to the arrangement between the Company and Mr. Seacrest and the arrangement between the Company and Fox related to Mr. Seacrest’s services as host was recognized as incremental expense. We also expect to record $10.0 million of incremental expense during each of the first six months of 2011 and 2012, which coincides with the anticipated broadcast periods for American Idol.

Simon Fuller Transaction

Pursuant to the consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol and So You Think You Can Dance programs. In consideration for providing these services, Mr. Fuller will receive the consulting fee as described above. For calendar year 2010, Mr. Fuller received $5.0 million as an advance against the consulting fee, with an additional $4.1 million due to Mr. Fuller for the 2010 consulting fee is payable on March 31, 2011. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2010 advance was paid in March 2010. After the Company recoups its investment, profits will be split evenly with the producer. The agreement expires on December 31, 2012. The Company also funds certain operating costs.

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

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management considers an accounting estimate to be critical if it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on the Company’s results of operations. On an ongoing basis, we evaluate our estimates and assumptions, including those related to television production costs, artist advances and recoupable recording costs, goodwill and other intangible assets, income taxes and share based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. We have discussed the development, selection and disclosure of our critical accounting policies with the Audit Committee of the Company’s Board of Directors.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amended the criteria for a transfer of a financial asset to be accounted for as a sale, redefined a participating interest for transfers of portions of financial assets, eliminated the qualifying special-purpose entity concept and provided for new disclosures. This standard was effective for the Company beginning in 2010 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amended the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard was effective for the Company beginning in 2010 and did not have a material impact on the Company’s financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $100.6 million of total debt outstanding at December 31, 2010, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate under the Credit Facility of 100 basis points, our net loss for the year ended December 31, 2010 would have increased by approximately $0.7 million. For the year ended December 31, 2009, our net income would have decreased by approximately $0.6 million.

Foreign Exchange Risk

Following our restructuring of 19 Entertainment in 2010, we have no significant operations outside the United States. Prior to the completion of the 19 Entertainment restructuring, we had significant operations in the United Kingdom which conducted business in the local currency.

Assuming a hypothetical weakening of the U.S. dollar exchange rate with the U.K. pound of 10%, our net loss for the year ended December 31, 2010 would have increased by approximately $1.6 million and our net income for the year ended December 31, 2009 would have decreased by approximately $3.0 million. This reflects our formerly extensive operations in the United Kingdom prior to our recently completed restructuring. Prospectively, we expect that a 10% change in the U.K. exchange rate would have an immaterial effect on our net income.

Historically, we have not entered into any foreign currency option contracts on other financial instruments intended to hedge our exposure to changes in foreign exchange rates.

19 Entertainment Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement, as amended on June 8, 2009, that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company may exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers may exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights applied to 1,627,170 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller. As described in “Item 7 — Other Corporate Activities — Exercise of Amended Call Option” above, 534,082 shares remain subject to the Put and Call Option Agreement.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CKX, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CKX, Inc.
New York, New York

We have audited the internal control over financial reporting of CKX, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company identified a material weakness in its process of accounting for income taxes. Specifically, the Company did not maintain an adequate review process of accounting for income taxes during the year ended December 31, 2010 that would have identified material misstatements in the underlying calculations during the Company’s income tax closing process.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

New York, New York
March 8, 2011

CKX, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$109,457	$66,587
Receivables, net of allowance for doubtful accounts of $798 at December 31, 2010 and $742 at December 31, 2009	32,335	52,252
Inventories, net of allowance for obsolescence of $590 at December 31, 2010 and $661 at December 31, 2009	1,689	1,977
Prepaid expenses and other current assets	25,282	26,092
Prepaid income taxes	—	4,610
Deferred tax assets	2,477	1,318

Total current assets	171,240	152,836
Property and equipment — net	45,035	49,590
Receivables	1,720	2,693
Loans to related parties	354	2,221
Other assets	37,881	49,453
Goodwill	111,374	116,873
Other intangible assets — net	88,136	119,809
Deferred tax assets	5,093	5,739

TOTAL ASSETS	$460,833	$499,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,174	$39,144
Accrued expenses	25,615	25,689
Current portion of long-term debt	100,515	482
Income tax payable	741	—
Deferred revenue	13,138	12,885

Total current liabilities	162,183	78,200
Long-term liabilities:
Long-term debt	131	100,647
Deferred revenue	2,062	2,850
Other long-term liabilities	2,502	2,828
Deferred tax liabilities	13,856	22,367

Total liabilities	180,734	206,892

Redeemable restricted common stock — 534,082 shares outstanding at December 31, 2010 and 2009	7,347	7,347
CKX, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding at December 31, 2010 and 2009	22,825	22,825
Series C — 1 share outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 96,898,206 shares issued at December 31, 2010 and 96,831,149 issued at December 31, 2009	969	968
Additional paid-in-capital	398,257	394,839
Accumulated deficit	(99,573)	(83,857)
Common stock in treasury — 4,477,438 shares at December 31, 2010 and 2009	(22,647)	(22,647)
Accumulated other comprehensive loss	(32,968)	(33,394)

Total CKX, Inc. stockholders’ equity	266,863	278,734

Noncontrolling interests	5,889	6,241

Total equity	272,752	284,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,833	$499,214

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share information)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Revenue	$273,724	$328,353	$288,128
Operating expenses:
Cost of sales	132,005	158,569	117,358
Selling, general and administrative expenses	60,109	73,817	78,354
Corporate expenses	20,132	21,214	18,065
Impairment charges	24,637	2,526	35,661
Depreciation and amortization	18,687	19,241	21,161
Provision for severance and other restructuring-related costs	19,291	1,418	—
Executive separation costs	7,655	—	—
Merger-related and advisory costs	1,730	675	(5,768)
Acquisition-related costs	—	2,637	2,267
Other expense (income)	1,245	4,079	(15,910)

Total operating expenses	285,491	284,176	251,188

Operating income (loss)	(11,767)	44,177	36,940
Interest income	202	308	1,778
Interest expense	(2,680)	(3,335)	(5,601)

Income (loss) before income taxes and equity in earnings of affiliates	(14,245)	41,150	33,117
Income tax expense (benefit)	(1,043)	15,358	14,430

Income (loss) before equity in earnings of affiliates	(13,202)	25,792	18,687
Equity in earnings of affiliates	676	576	2,521

Net income (loss)	(12,526)	26,368	21,208
Dividends on preferred stock	(1,824)	(1,824)	(1,824)

Net income (loss) available to CKX, Inc.	(14,350)	24,544	19,384
Less: Net income attributable to noncontrolling interests	(1,366)	(1,782)	(2,257)

Net income (loss) attributable to CKX, Inc.	$(15,716)	$22,762	$17,127

Basic income (loss) per share:
Income (loss) attributable to CKX, Inc. before preferred dividends	$(0.15)	$0.26	$0.20
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Basic income (loss) per share	$(0.17)	$0.24	$0.18

Diluted income (loss) per share:
Income (loss) attributable to CKX, Inc. before preferred dividends	$(0.15)	$0.26	$0.20
Dividends on preferred stock	(0.02)	(0.02)	(0.02)

Diluted income (loss) per share	$(0.17)	$0.24	$0.18

Average number of common shares outstanding:
Basic	92,907,981	93,298,778	96,674,706
Diluted	92,907,981	93,337,683	96,684,377

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(12,526)	$26,368	$21,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,687	19,241	21,161
Write-off of deferred costs	—	874	—
Impairment charges	24,637	2,526	35,661
Non-cash provision for severance and other restructuring-related costs and executive separation costs	1,849	—	—
Write-off of loan to related party	1,410	—	—
Unrealized foreign currency gains and losses	945	3,114	(11,833)
Share-based payments	1,578	1,563	2,954
Equity in earnings (losses) of affiliates, net of cash received	(676)	(576)	264
Merger termination recoveries, net of cash received	—	—	(7,647)
Deferred income taxes	(8,590)	3,670	(15,923)
Amortization of deferred financing costs	678	686	666
Provision for accounts receivable allowance	448	259	814
Provision for inventory allowance	38	101	114
Changes in operating assets and liabilities:
Receivables	22,463	(12,112)	83
Prepaid expenses and other current assets	2,496	(21,663)	(9,926)
Other assets	10,482	—	—
Prepaid income taxes	4,610	(4,610)	—
Accounts payable and accrued expenses	(17,044)	18,734	5,215
Deferred revenue	(535)	(18,362)	19,473
Income taxes payable	741	(5,526)	(700)
Other	(1,968)	162	(1,357)

Net cash provided by operating activities	49,723	14,449	60,227

Cash flows from investing activities:
Investment in Cirque du Soleil partnership	(4,915)	(18,357)	—
Return of capital from Cirque du Soleil partnership	3,984	—	—
Proceeds from sales of businesses and assets	1,921	—	—
Additions to property and equipment	(3,571)	(7,062)	(7,838)
Purchase of 51% interest in business, net of cash acquired of $936	—	(4,314)	—
Loan repayment from FXRE	—	—	6,345
Loan to noncontrolling interests	—	(455)	(500)
Repayment of loan from noncontrolling interests	—	—	500

Net cash used in investing activities	(2,581)	(30,188)	(1,493)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	—	(15,000)	—
Distributions to noncontrolling interests	(1,700)	(2,600)	(1,700)
Principal payments on debt	(483)	(774)	(1,152)
Dividends paid on preferred stock	(1,824)	(1,824)	(1,824)

Net cash used in financing activities	(4,007)	(20,198)	(4,676)

Effect of exchange rate changes on cash	(265)	629	(3,110)

Net increase (decrease) in cash and equivalents	42,870	(35,308)	50,948
Cash and cash equivalents, beginning of period	66,587	101,895	50,947

Cash and cash equivalents, end of period	$109,457	$66,587	$101,895

Cash paid during the period for:
Interest	$1,941	$2,560	$5,266
Income taxes	10,633	21,869	30,106

Supplemental Cash Flow Information (amounts in thousands):

The Company had the following non-cash investing and financing activities in the year ended December 31, 2010:

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

Note receivable for sale of businesses and assets	1,456

Write-off of related party loan	1,410

Pay-down of related party loan	60

The Company had the following non-cash operating, investing and financing activities in the year ended December 31, 2009:

Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456

The Company had the following non-cash operating, investing and financing activities in the year ended December 31, 2008:

Shares received in merger termination	$7,647

Distribution of final 2% ownership interest in FXRE	6,175

Accrued but unpaid Series B Convertible Preferred Stock Dividends	456

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share information)

											Accumulated
											Other
	Preferred Stock				Common Stock		Additional		Common Stock		Comprehensive
	Series B		Series C		Shares		Paid-In	Accumulated	in Treasury		Income
	Shares	Amount	Shares	Amount	Outstanding	Amount	Capital	Deficit	Shares	Amount	(Loss)	Total

Balance at January 1, 2008	1,491,817	$22,825	1	$—	95,402,757	$954	$374,665	$(123,746)	—	$—	$15,006	$289,704

Shares issued to independent directors	—	—	—	—	38,628	—	475	—	—	—	—	475

Restricted shares issued to employees	—	—	—	—	200,000	2	1,904	—	—	—	—	1,906

Restricted shares forfeited by employees	—	—	—	—	(6,700)	—	—	—	—	—	—	—

Shares received upon merger termination	—	—	—	—	(3,339,350)	—	—	—	3,339,350	(7,647)	—	(7,647)

Stock option expense	—	—	—	—	—	—	573	—	—	—	—	573

Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)

Net income	—	—	—	—	—	—	—	18,951	—	—	—	18,951

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(64,677)	(64,677)

Balance at December 31, 2008	1,491,817	$22,825	1	$—	92,295,335	$956	$377,617	$(106,619)	3,339,350	$(7,647)	$(49,671)	$237,461

Shares received upon exercise of call option	—	—	—	—	—	11	15,580	—	1,138,088	(15,000)	—	591

Shares issued to independent directors	—	—	—	—	59,076	1	422	—	—	—	—	423

Restricted shares issued to employees	—	—	—	—	—	—	152	—	—	—	—	152

Restricted shares forfeited by employees	—	—	—	—	(2,200)	—	—	—	—	—	—	—

Stock option exercised	—	—	—	—	1,500	—	6	—	—	—	—	6

Stock option expense	—	—	—	—	—	—	1,062	—	—	—	—	1,062

Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)

Net income	—	—	—	—	—	—	—	24,586	—	—	—	24,586

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	16,277	16,277

Balance at December 31, 2009	1,491,817	$22,825	1	$—	92,353,711	$968	$394,839	$(83,857)	4,477,438	$(22,647)	$(33,394)	$278,734

Shares issued to independent directors	—	—	—	—	59,657	1	171	—	—	—	—	172

Restricted shares issued to employees	—	—	—	—	—	—	134	—	—	—	—	134

Restricted shares forfeited by employees	—	—	—	—	(3,400)	—	—	—	—	—	—	—

Stock option exercised	—	—	—	—	10,800	—	45	—	—	—	—	45

Stock option expense	—	—	—	—	—	—	3,068	—	—	—	—	3,068

Series B preferred dividends	—	—	—	—	—	—	—	(1,824)	—	—	—	(1,824)

Net loss	—	—	—	—	—	—	—	(13,892)	—	—	—	(13,892)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	426	426

Balance at December 31, 2010	1,491,817	$22,825	1	$—	92,420,768	$969	$398,257	$(99,573)	4,477,438	$(22,647)	$(32,968)	$266,863

The accompanying notes are an integral part of these consolidated financial statements.

CKX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

General

CKX, Inc. (the “Company” or “CKX”) is engaged in the ownership, development and commercial utilization of entertainment content. As more fully described below, our primary assets and operations include:

•	19 Entertainment Limited (“19 Entertainment”), which owns proprietary rights to the IDOLS and So You Think You Can Dance television brands, both of which air in the United States and, together with local adaptations of the formats, around the world;

•	An 85% ownership interest in Elvis Presley Enterprises (the “Presley Business” or “EPE”), which owns the rights to the name, image and likeness of Elvis Presley, certain music and other intellectual property created by or related to Elvis Presley, and the operations of Graceland; and has partnered with Cirque du Soleil for Viva ELVIS show in Las Vegas, Nevada; and

•	An 80% ownership interest in Muhammad Ali Enterprises (the “Ali Business”), which owns the rights to the name, image and likeness of, as well as certain trademarks and other intellectual property related to Muhammad Ali.

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

Property and Equipment

Property and equipment, net, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for additions, major renewals, and improvements are capitalized. Maintenance and repairs not representing betterments are expensed as incurred. Depreciation and amortization expenses were $3.5 million, $4.2 million, and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and equipment, net, consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	Useful Lives
	(In thousands)	(In thousands)

Land	$30,718	$29,543	n/a
Buildings and improvements	12,752	21,244	5-20
Equipment, furniture and fixtures	7,897	10,200	3-7
Airplane	2,632	2,632	5

	53,999	63,619
Less: accumulated depreciation and amortization	(8,964)	(14,029)

	$45,035	$49,590

The Presley Business recognized a non-cash impairment of $2.6 million in the first quarter of 2010 to reduce the carrying amount of buildings for a rental property that it owns which is being prepared for an alternative future use. The charge is recorded in the Presley Business — Graceland Operations operating segment.

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

Royalty Income:

Royalty income from music and film contracts is derived from the sale of records and DVDs or from the licensing of film/music rights to third parties. Revenue from recordings is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) the rights have been delivered to the licensee who is free to exercise them; (iii) the Company has no remaining significant obligations to furnish music or records; and (iv) when collectibility of the full fee is reasonably assured. A significant portion of royalty income is paid to the Company based on the timetable associated with royalty statements generated by third party processors, and is not typically known or estimable by the Company on a timely basis. This revenue is consequently not recognized until the amount is either known or reasonably estimable or until receipt of the statements from the third parties. The Company contracts with various agencies to facilitate collection of royalty income.

When the Company is entitled to royalties based on gross receipts, revenue is recognized before deduction of agency fees, which are included as a component of cost of sales.

Television Revenue:

The following conditions must be met in order for the Company to recognize revenue from television productions: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the financial statements as a component of deferred revenue.

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

Other Revenue:

Ticket sales for tours and exhibits at Graceland, as well as merchandise sales and food and beverage sales are recognized at point of sale. Advance ticket sales are recorded as deferred revenue pending the “event date” on the ticket. Revenue resulting from hotel room rentals is recognized concurrent with room usage. Revenue from concerts and other tours is recognized when the tour date is completed. The Company also derives a small portion of its revenue from other sources related to its principal business activities, such as subscriber fees related to the official Elvis Presley website and revenue from Internet and telephony rights granted. Management considers these revenue streams to be immaterial to the financial statements as a whole.

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

Artist Advances and Recoupable Recording Costs

Recoupable recording costs and artist advances are charged to expense in the period in which the sale of the record takes place. Recoupable recording costs and artist advances are only capitalized if the past performance and current popularity of the artist for whom the recording costs are incurred or to whom the advance is made provide a sound basis for estimating that the amount capitalized will be recoverable from future royalties to be earned by the artist. Any portion of recoupable recording costs or artists advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. The Company had capitalized artist advances of $1.4 million and $1.3 million as of December 31, 2010 and 2009, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising costs charged to expense were $1.6 million, $1.7 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008. There were no advertising costs deferred as of December 31, 2010, 2009 and 2008.

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

Foreign Currency

As fully described in Note 8, the Company determined that it was appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. pound to U.S. dollars. The Company effected this change as of January 1, 2010. Following the restructuring of 19 Entertainment, the Company maintains limited operations outside the United States. In the year ended December 31, 2010, foreign currency adjustments resulted from foreign currency movements related to subsidiaries at 19 Entertainment that did not change functional currency from U.K. pound to U.S. dollars. Prior to 2010, foreign currency translation adjustments resulted from the conversion of 19 Entertainment’s financial statements from U.K. pounds to U.S. dollars.

Gains and losses from transactions denominated in foreign currencies are included as operating expenses in the consolidated statements of operations. For the years ended December 31, 2010, 2009, and 2008, respectively, the Company, primarily at 19 Entertainment, had $1.2 million, $4.1 million, and ($15.9) million, respectively, of foreign exchange (gains) and losses.

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

At December 31, 2010, the Company had equity investments of $20.7 million, representing the Company’s 50% ownership in the Elvis Presley Cirque du Soleil show partnership. At December 31, 2009, the Company had equity investments of $23.2 million, representing the Company’s one-third ownership of Beckham Brands Limited and the Company’s 50% ownership in the Elvis Presley Cirque du Soleil show partnership (see Note 7). Equity investments are included in other assets in the accompanying consolidated balance sheets.

Share-Based Payments

In conjunction with the stock-based compensation plan that is more fully described in note 13, the Company records compensation expense for all share-based payments (including employee stock options) based on their fair value over the requisite service period. The Company uses the Black-Scholes pricing model at the date of option grants to estimate the fair value of options granted. Grants with graded vesting are expensed evenly over the total vesting period.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was later superseded by the FASB Codification and included in ASC 860. This standard amended the criteria for a transfer of a financial asset to be accounted for as a sale, redefined a participating interest for transfers of portions of financial assets, eliminated the qualifying special-purpose entity concept and provided for new disclosures. This standard was effective for the Company beginning in 2010 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC 810. The provisions of ASC 810 amended the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. This standard was effective for the Company beginning in 2010 and did not have a material impact on the Company’s financial statements.

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

3.	Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller (i) securing Mr. Fuller’s long-term creative services as a consultant, (ii) providing CKX with an option to invest in XIX Entertainment Limited, a new entertainment company that Mr. Fuller has launched, and (iii) agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as Chief Executive Officer of 19 Entertainment. Pursuant to the consultancy agreement, the Company has engaged Mr. Fuller to provide services, including executive producer services, in respect of the Company’s IDOLS and So You Think You Can Dance programs. In consideration for providing these services, Mr. Fuller received 10% of the Company’s net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller received $5.0 million as an advance against the consulting fee, which was paid in the year ended December 31, 2010. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the consulting fee payable to Mr. Fuller. For the year ended December 31, 2010, the Company has recorded $9.1 million of the consulting fee to cost of sales.

In addition to the aforementioned payment, Mr. Fuller received an incremental $2.3 million in consideration for providing creative and strategic advice with respect to the overall business of CKX for the six-month period through July 13, 2010. The Company also paid Mr. Fuller $0.8 million in January 2010, representing consideration for CKX’s option to invest in Mr. Fuller’s new entertainment company. The Company elected not to exercise the option, which expired on March 15, 2010.. Mr. Fuller also received $2.0 million in separation payments. The Company recorded $0.6 million of share-based compensation expense in the year ended December 31, 2010 due to the acceleration of the vesting of stock options held by Mr. Fuller upon the termination of his employment agreement (see Note 12). The Company recorded $5.6 million to the provision for severance and other restructuring-related costs in the year ended December 31, 2010 related to these agreements with Mr. Fuller.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and determined to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management exited most of the other businesses within 19 Entertainment in 2010.

In pursuit of the Company’s business plan, on August 11, 2010, certain of the businesses and assets of 19 Entertainment that the Company chose to exit were sold to XIX Management Limited, a company owned and controlled by Simon Fuller. These businesses and assets, which included the Company’s interest in Beckham Brands Limited, an interest in a fashion-based partnership and certain U.K. recorded music and management assets, were sold for the approximate book value of the transferred business. For the year ended December 31, 2010, these businesses generated $6.7 million of revenue, had an operating loss of $1.4 million and had equity in earnings of unconsolidated subsidiaries of $0.6 million. For the 2009 fiscal year, the businesses had revenue of $10.0 million, operating income of $0.5 million and equity in earnings of affiliates of $0.6 million. The impact of these divested businesses was not deemed significant to warrant disclosure as discontinued operations. As part of this transaction, 60 of the Company’s employees whose functions were dedicated to the transferred businesses became direct employees of XIX Management and/or affiliates thereof and XIX Management and/or its affiliates assumed certain lease obligations from the Company.

Because XIX Management Limited is owned and controlled by Simon Fuller, the above described transaction was deemed a related party transaction. The terms of the agreement with XIX Management were reached following extensive arms-length negotiation between the parties. The Board of Directors, acting upon the unanimous approval and recommendation of our independent directors, approved the transaction.

In addition to the transaction described above, during the year ended December 31, 2010, the Company terminated or exited certain other business activities at 19 Entertainment. As a result of this and the transaction with XIX Management, the Company has substantially reduced 19 Entertainment’s spending on programming and new development projects and the associated selling, general and administrative expenses. As of December 31, 2010, the Company has reduced 19 Entertainment’s headcount from 245 to 90. The Company expects that the reduction in headcount and certain other costs will result in annualized cost savings of approximately $20 million at 19 Entertainment, of which approximately $10 million were realized in 2010.

In connection with the actions described above, for the year ended December 31, 2010, the Company incurred severance and other restructuring-related costs, including charges related to the closure of several offices, of

$19.3 million. Certain management, legal and accounting functions at 19 Entertainment were absorbed by the Company’s corporate staff.

The following table outlines the details of the components of the restructuring charges, including costs for the transaction with Simon Fuller, and the payments made in the year ended December 31, 2010:

	Provision for the	Payments/Writeoffs/Vesting
	Year Ended	During the Year Ended	Liability as of
	December 31, 2010	December 31, 2010	December 31, 2010

Severance and other employee-related termination costs	$7,300	$(6,894)	$406
Costs associated with transaction with Simon Fuller	5,564	(5,564)	—
Costs associated with termination of leases related to office closures	3,318	(1,796)	1,522
Costs associated with termination of projects and ventures	1,776	(1,625)	151
Other	1,333	(1,236)	97

	$19,291	$(17,115)	$2,176

In the year ended December 31, 2009, the Company recorded a provision for severance costs of $1.4 million at the Ali Business, which was reclassified to the provision for severance and other restructuring-related costs from selling, general and administrative expenses to conform to the 2010 presentation.

4.	Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s Board of Directors, effective as of May 7, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement, pursuant to which the Company agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with the Company. As a result, Mr. Sillerman received a cash severance payment of $3.4 million, which amount became payable six months following the date of Mr. Sillerman’s separation from the Company. The Company has also agreed to provide Mr. Sillerman with $25,000 in each of 2010, 2011 and 2012, and $10,000 each year thereafter, to cover certain of Mr. Sillerman’s health insurance costs. All Company stock options held by Mr. Sillerman under the Company’s 2005 Omnibus Long-Term Incentive Compensation Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. The Company recorded $1.3 million of share-based compensation expense in the year ended December 31, 2010 related to this accelerated vesting (see Note 13).

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman is receiving a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries on a monthly basis for a one-year period ending on May 30, 2011. In addition to the consulting fee, Mr. Sillerman is being reimbursed for the monthly cost of certain business expenses through December 31, 2011, at a monthly amount of $25,000. The Company also recorded severance costs of $0.3 million related to the termination of two employees who reported to Mr. Sillerman , professional fees of $0.1 million related to the separation with Mr. Sillerman and $0.9 million related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under this agreement.

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

The following table outlines the details of the executive separation costs and the payments made in the year ended December 31, 2010:

	Provision for the	Payments/Vesting
	Year Ended	During the Year Ended	Liability as of
	December 31, 2010	December 31, 2010	December 31, 2010

Severance and other one-time costs	$3,812	$(3,812)	$—
Consulting costs	1,824	(671)	1,153
Share-based compensation costs due to acceleration of stock options	1,297	(1,297)	—
Office and other administrative costs	500	(200)	300
Health insurance costs	222	(36)	186

	$7,655	$(6,016)	$1,639

5.	Transactions Involving FX Real Estate and Entertainment Inc.

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

As a result of the termination of the license agreements on March 9, 2009, following FXRE’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008 when due, EPE and the Ali Business entered into a Termination, Settlement and Release agreement with FXRE, pursuant to which the parties agreed to terminate the EPE and Ali Business license agreements and to release each other from all claims related to or arising from such agreements. The $10.0 million in 2007 license revenue was recognized in March 2009 upon termination of the license agreement.

6.	Capital Structure

Redeemable Restricted Common Stock

As of December 31, 2010, 534,082 shares remain subject to the Put and Call Option Agreement entered into in connection with the acquisition of 19 Entertainment and can be put to the Company beginning March 17, 2011 (see Note 17). The Company’s total obligation in the event all of the shares are put to the Company is $7.0 million. These shares represent a single equity instrument. As the stock is puttable to the Company at the option of these sellers, these shares are presented in the accompanying consolidated balance sheet as temporary equity under the heading Redeemable Restricted Common Stock at an estimated fair value inclusive of the put/call rights; the fair value of the remaining 534,082 shares is $7.3 million.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has a stated value of $15.30 and entitles the holder to receive an annual dividend calculated at a rate of 8% of the stated value. The Series B Convertible Preferred Stock is valued for accounting purposes at its stated value of $15.30 per share, which approximated its fair value on issuance.

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

Upon a liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive in preference to the holders of any other class or series of the Company’s equity securities, a cash amount per share equal to the greater of (x) the stated value plus accrued but unpaid dividends, or (y) the amount to which they would be entitled to receive had they converted into Common Stock.

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

Common Stock

The Company’s Credit Facility prohibits the Company from paying cash dividends on its Common Stock.

Stockholder Rights Plan

On June 23, 2010, the Company announced that the Board of Directors had adopted a Stockholder Rights Plan (the “Rights Plan”), also known as a “poison pill,” to protect stockholders from potentially coercive takeover tactics and to provide fair and equal treatment for all of the Company’s stockholders. Pursuant to the Rights Plan, each outstanding share of common stock as of the record date received a dividend of one preferred share purchase right (a “Right”). Prior to exercise, the Rights do not give its holders any dividend, voting or liquidation rights.

In the event that a person or group has obtained beneficial ownership at least 15% of the Company’s outstanding Common Stock, the Rights become exercisable 10 days after the public announcement of such an event. The holder of a Right would then be entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for $20. This will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of common stock. Stockholders who currently hold 15% or more of the outstanding shares of Common Stock will not trigger the exercisability of the Rights unless they acquire beneficial ownership of an additional 1% or more of the outstanding Common Stock. The terms of the Rights Plan may be amended by the Board of Directors without the consent of the holders of the Rights, provided that the Board of Directors may not lower the threshold at which a person or group triggers the Rights to below 10% of the outstanding common stock of the Company. In addition, the Board of Directors may redeem the Rights for $.01 per Right at any time before any person or group triggers the Rights.

The Rights will expire upon the earlier to occur of the close of business on June 22, 2020 and the time at which these rights are redeemed or exchanged under the Rights Plan.

7.	Elvis Presley Cirque du Soleil Show

Together with Cirque du Soleil and MGM MIRAGE, the Company launched Viva ELVIS, a permanent live theatrical Cirque du Soleil show based on the life and music of Elvis Presley. The show, which is being presented at the ARIA Resort and Casino in CityCenter on the strip in Las Vegas, Nevada, opened in February 2010. The show was developed and is operated in a partnership jointly owned by Cirque du Soleil and the Company which has been determined by the Company to be a variable interest entity. The Company is not, for accounting purposes, the primary beneficiary of the partnership because it does not have the power to direct the activities of the partnership that most significantly impact its economic performance and therefore accounts for its investment under the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with the partnership is its funding for the show, which is its investment in the partnership. The Company and Cirque du Soleil each paid one-half ($26.4 million) of the creative development and production costs of the show. These development costs are being amortized over five years by the partnership.

Additionally, another entity was created by Cirque du Soleil and the Company to hold the intellectual property related to the show, to collect royalty-related revenue based on the profitability of the show and to distribute royalty payments to the various rights holders of the show’s intellectual property. The Company licenses the Elvis Presley intellectual property to this partnership. This entity also holds the rights to intellectual property created during the creation of the show and pays a royalty to other third party creators of the show. As this partnership generates a distinct royalty stream, the Company records the royalties earned related to intellectual property it owns and it acquires through third parties as revenue. Costs incurred to third parties by the Company are recorded as expenses. The Company also recognized as revenue a management fee it receives from the operating partnership to cover any operational expenses incurred to support the partnership.

The Company recorded revenue of $6.4 million and cost of sales of $3.6 million in the year ended December 31, 2010 related to royalties on the Company’s intellectual property from the partnership with Cirque du Soleil for Viva ELVIS. The Company recorded income of $0.1 million from unconsolidated affiliates for the year ended December 31, 2010 related to the Company’s investment in the Cirque du Soleil operating partnership. The income is primarily due to an operating profit on the show offset by certain one-time costs associated with the gala opening of the show in February 2010. Additionally, the Company recorded a return of production capital of $5.8 million in the year ended December 31, 2010, including $1.8 million receivable at December 31, 2010. The Company’s net investment in the partnership with Cirque du Soleil of $20.7 million at December 31, 2010 is recorded in the Presley Business — Royalties and Licensing segment within other assets on the accompanying consolidated balance sheet.

8.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income to comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Net income (loss)	$(12,526)	$26,368	$21,208
Foreign currency translation adjustments	426	16,277	(64,677)

	(12,100)	42,645	(43,469)
Net income attributable to noncontrolling interests	(1,366)	(1,782)	(2,257)

Comprehensive income (loss)	$(13,466)	$40,863	$(45,726)

Change in Functional Currency

As described in Note 3, Simon Fuller resigned as Chief Executive Officer of 19 Entertainment and a director of the Company in January 2010. This departure represented a significant change in circumstances for the 19 Entertainment operating segment. This underlying event caused management to undertake an assessment of the strategic and structural needs of 19 Entertainment’s creative development projects and market focus. These changes represent a significant change in facts and circumstances in the context of ASC 830, Foreign Currency Matters, such that management reassessed the functional currency of the 19 Entertainment operating segment. The Company concluded that it is appropriate to change the functional currency of substantially all of the subsidiaries comprising the 19 Entertainment operating segment from U.K. pounds to U.S. dollars. The Company effected this change as of January 1, 2010. The change in functional currency had no impact on the December 31, 2009 and 2008 financial information previously included in the Company’s 2009 and 2008 Form 10-Ks.

The impact of this change is that the 19 Entertainment operating segment is measured in U.S. dollars effective January 1, 2010. Historically, 19 Entertainment has generated foreign currency gains and losses as transactions denominated in U.S. dollars were re-measured into U.K. pounds at the balance sheet date. As a result of the change, 19 Entertainment’s operating results reflect less foreign currency-related volatility in 2010 and the 2010 operating results of 19 Entertainment may not be directly comparable to 2009.

9.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. For the year ended December 31, 2010, diluted earnings per share is the same as basic earnings per share as a result of the Company’s net loss in the current period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares, including one incremental share for the assumed exercise of the Company’s Series C preferred stock. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee stock plan awards that would be anti-dilutive. In addition, for the years ended December 31, 2009 and 2008, 2,097,750 and 916,100 shares, respectively, were excluded from the calculation of diluted earnings per share due to stock plan awards that were anti-dilutive.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008

Weighted average basic common shares outstanding (including redeemable restricted common stock)	92,907,981	93,298,778	96,674,706
Incremental shares for assumed exercise of Series C preferred stock, restricted stock, warrants and stock options	—	38,905	9,671

Weighted average diluted common shares outstanding (including redeemable restricted common stock)	92,907,981	93,337,683	96,684,377

10.	Intangible Assets and Goodwill

The Company is required to perform a fair value-based impairment test of goodwill and other intangible assets with indefinite lives at least annually. The Company performed annual impairment assessments of the carrying values of long-lived assets, including indefinite-lived intangible assets and goodwill, on October 1, 2010 and October 1, 2009 in accordance with the methods outlined in Note 2.

The Company evaluated the recoverability of goodwill and intangible assets with indefinite lives using a two-step impairment test approach at the reporting unit level. In step one, the fair values of the Company’s reporting units were estimated using the present values of cash flows, using assumptions about expected future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates were based on the Company’s internal budget and business plans. Discount rate assumptions were based on an assessment of the risk inherent in the respective reporting units. The results of step one in 2010 indicated that the book values of the Ali Business and MBST reporting units exceeded the fair value of the respective businesses. Therefore, step two was performed which compared the implied fair value of each reporting unit’s goodwill to the book value of the goodwill and other intangible assets with indefinite lives. As a result of the assessment on October 1, 2010, non-cash impairment charges of $17.6 million ($11.6 million, net of tax) were recognized to reduce the carrying amount of the Ali Business trademarks by $16.5 million and goodwill by $1.1 million and of $2.2 million to write-off MBST’s remaining goodwill in the year ended December 31, 2010. These impairment charges recorded in the fourth quarter of 2010 for the Ali Business resulted from the decision not to pursue certain potential projects in 2010 and the additional impairment charges recorded in the fourth quarter of 2010 for MBST resulted from less work expected to be performed by certain clients.

Additionally, as noted in Note 3, management completed a review of each of the businesses conducted by 19 Entertainment. Following this review, the Company determined to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and to exit most of the other businesses within 19 Entertainment. These actions were a triggering event and the Company therefore evaluated the 19 Entertainment goodwill and intangible assets for impairment. As a result of this review, a non-cash impairment charge of $2.2 million was recognized in the year ended December 31, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed. No other 19 Entertainment goodwill and intangible assets were impaired.

As a result of the assessment on October 1, 2009, no impairment charges were recorded as the carrying value of all of the Company’s long-lived assets did not exceed estimated future cash flows. As a result of Simon Fuller’s termination of employment at 19 Entertainment as discussed in Note 3, the Company recorded a non-cash impairment charge of $2.5 million in 2009 to reduce the carrying amount of assets of Storm.

Indefinite lived intangible assets as of December 31, 2010 consist of (in thousands):

	Balance at		Balance at
	December 31,		December 31,
	2009	Impairment	2010

Presley trademarks, publicity rights and other intellectual property	$38,165	$—	$38,165
Ali trademarks, publicity rights and other intellectual property	28,200	(16,500)	11,700

	$66,365	$(16,500)	$49,865

Definite lived intangible assets as of December 31, 2010 consist of (dollar amounts in thousands):

	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(In years)	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	9.1	$28,900	$(11,242)	$17,658
Other Presley intangible assets	11.2	13,622	(7,812)	5,810
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	1.3	64,517	(52,798)	11,719
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	1.6	17,954	(15,313)	2,641
MBST artist contracts, profit participation rights and other intangible assets	2.7	4,270	(3,827)	443

		$129,263	$(90,992)	$38,271

The gross carrying amount of intangible assets of $129.3 million as of December 31, 2010 in the table above differs from the amount of $129.4 million as of December 31, 2009 in the table below due to foreign currency movements of $0.1 million.

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

Amortization expense for definite lived intangible assets was $15.1 million, $15.0 million and $17.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the projected annual amortization expense for definite lived intangible assets for the next five years, assuming no further acquisitions or dispositions, is as follows (in thousands):

Year Ending December 31,
2011	$13,800
2012	5,800
2013	3,100
2014	2,900
2015	2,100

Goodwill as of December 31, 2010 consists of (in thousands):

	Balance at		Balance at
	December 31,		December 31,
	2009	Impairments	2010

Presley royalties and licensing	$14,413	$—	$14,413
Presley Graceland operations	10,166	—	10,166
19 Entertainment	89,009	(2,214)	86,795
MBST	2,175	(2,175)	—
Ali Business	1,110	(1,110)	—

Total	$116,873	$(5,499)	$111,374

11.	Debt

On March 12, 2010, the Company entered into an amendment to its revolving credit agreement with various lenders (the “Credit Facility”). As a result of the amendment: (i) the maximum size of the Credit Facility was reduced from $141.7 million to $100.0 million, (ii) the lenders agreed to remove a provision which tied an event of default under the Credit Facility to a reduction in the percentage of stock owned by Robert F.X. Sillerman, our former Chairman and Chief Executive Officer, below a certain level and (iii) the Company agreed to the removal of the “Incremental Facilities” provision, which had provided the Company with an option to seek additional term loan commitments from the lenders in excess of the amount available under the Credit Facility. As a result of this amendment and the previous borrowings by the Company, there are no additional borrowings available under the Credit Facility. The Company has written off $0.2 million of deferred financing fees to interest expense in the year ended December 31, 2010 for the reduction in the size of the Credit Facility.

A commitment fee of 0.375%-0.50% on any daily unused portion of the Credit Facility was payable monthly in arrears through the date of the amendment entered into by the Company as described above (March 12, 2010). Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at December 31, 2010 bears interest at the Eurodollar rate resulting in an effective annual interest rate at December 31, 2010 of 1.79% based upon a margin of 150 basis points. Deferred financing fees are included in other assets on the consolidated balance sheet and are amortized over the remaining term of the agreement, which ends on May 24, 2011.

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of December 31, 2010.

The Company is required to repay the Credit Facility in full on or before May 24, 2011. Based on the remaining term of the Credit Facility the outstanding principal amount has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2010. The Company intends to repay the $100.0 million outstanding balance on the Credit Facility from a combination of cash on hand and expected proceeds from a new credit facility or other debt financing which we expect to complete prior to the maturity date of the Credit Facility. Although the Company believes that it will be able to secure such financing prior to the expiration of the Credit Facility, the availability and terms of such debt will be dependent upon a number of factors including the Company’s current and future performance and overall conditions in the credit markets. The Company expects that the interest rate on any new debt financing will be higher than the rate is currently paid on the existing Credit Facility. See Note 20 for a description of the Company’s commitment letter to amend and restate the Credit Facility.

The fair value of the Company’s debt has been calculated using a present value model and an observable market rate is $99.0 million as of December 31, 2010, reflecting the favorable interest rates on the Company’s debt instruments.

The scheduled repayments of debt outstanding as of December 31, 2010, are as follows (in thousands):

Years Ending December 31,
2011	$100,515
2012	131

$100,646

12.	Stockholders’ Equity

Changes in stockholders’ equity attributable to CKX, Inc. and non-controlling interests for the year ended December 31, 2010 and 2009 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2010	$278,734	$6,241	$284,975
Net income (loss)	(13,892)	1,366	(12,526)
Distributions/distributions payable to noncontrolling interest shareholders	—	(1,700)	(1,700)
Series B preferred dividends	(1,824)	—	(1,824)
Other comprehensive income (loss)	426	—	426
Non-cash compensation and other	3,419	(18)	3,401

Balance at December 31, 2010	$266,863	$5,889	$272,752

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2009	$237,461	$5,279	$242,740
Net income	24,586	1,782	26,368
Distributions/distributions payable to noncontrolling interest shareholders	—	(2,600)	(2,600)
Series B preferred dividends	(1,824)	—	(1,824)
Other comprehensive income	16,277	—	16,277
Purchase of 51% interest in business	—	1,813	1,813
Non-cash compensation and other	2,234	(33)	2,201

Balance at December 31, 2009	$278,734	$6,241	$284,975

13.	Share-Based Payments

The Company’s 2005 Omnibus Long-Term Incentive Compensation Plan (the “2005 Plan”) was approved by shareholders in March 2005. Under the 2005 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares, or performance shares is 4,000,000. Shares available for future grants under the 2005 Plan were 726,878 at December 31, 2010. The Company’s policy for issuing share-based awards is to utilize shares eligible under the 2005 Plan.

Restricted Stock Grants

The Company issued 200,000 restricted shares to an executive in 2008. These restricted shares were valued at $1.7 million and were subject to various vesting requirements. For the year ended December 31, 2008, the full value of the grant was charged to non-cash compensation as the grant was fully vested because performance targets were met. The Company issued 55,500 restricted shares to employees valued at $0.7 million in 2007. These shares are subject to various vesting requirements and the grants are charged to non-cash compensation expense ratably over the vesting periods, which do not exceed five years. As of December 31, 2010, 13,600 of restricted shares granted to employees with a weighted average grant date fair value of $12.07 remain unvested. As of December 31, 2009, 25,500 restricted shares granted to employees with a weighted average grant date fair value of $12.06 were unvested. A cumulative total of 12,300 restricted shares have been forfeited as of December 31, 2010 and therefore will not vest, of which 3,400 with a weighted average grant date fair value of $12.03 were forfeited during 2010. No restricted shares were issued in 2009 or 2010.

Stock Option Grants

The Company granted 1,296,500, 1,412,000 and 223,500 stock options to employees in 2010, 2009 and 2008, respectively. These options vest 20% on each anniversary of the respective dates of grant. Excluding options which were vested on an accelerated basis during 2010 as discussed in Notes 3 and 4, options vest 20% on each of the first five anniversaries of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the weighted average fair market value of the underlying common stock on the date of grant. Compensation expense is recognized ratably over the vesting period, assuming 10%-40% of the options granted will not vest. The vesting assumption depends on the specific employee or group of employees granted options.

As noted in Notes 3 and 4, respectively, the Company also recorded $1.3 million of additional expense to executive separation costs in the year ended December 31, 2010 due to the acceleration of stock options held by Robert F.X. Sillerman upon his separation from the Company and $0.6 million of additional expense to provision for severance and other restructuring-related costs in the year ended December 31, 2010 due to the acceleration of the vesting of stock options held by Simon Fuller upon the termination of his employment agreement.

Compensation expense for stock option grants is being recognized ratably over the vesting period, assuming a weighted average of 83% of the options granted in 2010 will ultimately vest.

The following assumptions were used in valuing stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Risk-free average interest rate	3.1%	2.4%	3.1%
Volatility	41.9%	44.8%	37.0%
Expected life (years)	6.5	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$2.61	$1.99	$3.54

The Company estimated forfeitures based on its experience of management and employee forfeitures. Due to the Company’s short operating history of approximately six years, the expected volatility is based on the Company’s historical share price volatility and an analysis of comparable public companies operating in our industry. Also due to the Company’s short operating history, the Company estimates the expected life of each option granted by taking the average of the minimum and maximum life for each vesting tranche. The Company calculated a risk-free rate based upon the rates on five and ten year treasury notes at the dates of grant.

A summary of the status of the Company’s stock options as of December 31, 2010 and 2009 and changes during the years then ended are presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance outstanding at beginning of year	2,072,250	$6.52	712,100	$11.42	515,000	$12.75
Granted	1,296,500	$5.61	1,412,000	$4.19	223,500	$8.28
Exercised	(10,800)	$4.19	(1,500)	$4.19	—	—
Forfeited	(678,350)	$6.16	(50,350)	$10.59	(26,400)	$10.92

Balance outstanding at end of year	2,679,600	$6.18	2,072,250	$6.52	712,100	$11.42

Balance exercisable at end of year	1,423,100	$6.54

Balance expected to vest in future years	1,150,566	$5.96

Total expected compensation cost not yet recognized for stock options as of December 31, 2010 is $2.5 million and the weighted average future period for recognizing this cost is 3.5 years. The weighted average remaining life of outstanding stock options is 8.1 years which approximates the weighted average remaining contractual term. Total compensation cost not yet recognized for all restricted stock grants as of December 31, 2010 is $0.2 million and the weighted average remaining vesting period is 1.2 years.

Compensation expense for all stock plan awards to employees for the years ended December 31, 2010, 2009 and 2008 were $3.0 million, $1.3 million and $2.5 million, respectively. The Company issued 59,657, 59,076 and 38,628 shares to independent directors as compensation in the years ended December 31, 2010, 2009 and 2008, respectively. Related compensation expense for all stock issuances to independent directors in the years ended December 31, 2010, 2009 and 2008 were $0.4 million, $0.3 million and $0.3 million, respectively.

14.	Income Taxes

Domestic and foreign income (loss) from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Domestic operations	$(39,017)	$(7,039)	$(4,785)
Foreign operations	24,772	48,189	37,902

Income (loss) before income taxes and equity in earnings of affiliates	$(14,245)	$41,150	$33,117

The provision (benefit) for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Current provision
Federal	$(1,727)	$423	$9,369
Foreign	8,555	9,636	17,509
State	690	1,276	3,475

	7,518	11,335	30,353
Deferred provision (benefit)
Federal	(4,801)	6,584	(10,226)
Foreign	(3,095)	(3,376)	(3,951)
State	(665)	815	(1,746)

	(8,561)	4,023	(15,923)

Total income tax expense (benefit)	$(1,043)	$15,358	$14,430

Income tax expense (benefit) as reported is different than income tax expense (benefit) computed by applying the statutory federal rate of 35% in 2010, 2009 and 2008. The differences are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Income tax expense (benefit) at statutory federal rate	$(4,986)	$14,402	$11,591
Effect of state and local income taxes	540	1,360	1,124
Foreign earnings	5,627	6,261	13,558
Foreign tax credits	(6,564)	(7,597)	(14,784)
Income taxed directly to noncontrolling interests	(470)	(414)	(314)
Transaction related costs	—	(794)	(792)
Impairment charge	2,848	884	2,773
Sale of business	805	—	—
Other permanently non-deductible related items	1,157	1,256	1,274

Income tax expense (benefit)	$(1,043)	$15,358	$14,430

The 2010 impact of the impairment charge of $2.8 million relates to a Presley Business former rental property, 19 Entertainment goodwill, Ali Business goodwill and MBST goodwill. The 2009 impairment impact is related to Storm. The 2008 impairment impact is related to MBST.

In preparing the 2010 tax provision, the Company identified $1.1 million of additional tax expense relating to prior fiscal years. The impact of these adjustments was determined not to have a material impact on the current year and prior years’ reported consolidated financial statements.

Significant components of the Company’s net deferred tax assets (liabilities) are as follows (the 2009 current deferred tax assets were reclassified to conform with the 2010 presentation):.

	December 31,	December 31,
	2010	2009
	(In thousands)

Deferred income tax assets:
Current
Inventory	$298	$338
Accounts receivable	735	451
Accrued expenses	1,343	304
Other	101	225

Current deferred income tax assets	2,477	1,318

Non-current
Foreign tax credits	22,944	23,827
Property and equipment	2,549	1,012
Deferred revenue	313	256
Non-cash compensation	2,118	1,213
Less: valuation allowance	(22,831)	(20,569)

Non-current deferred income tax assets	5,093	5,739

Total deferred income tax assets, net	7,570	7,057
Deferred tax liabilities:
Intangible assets	(9,817)	(18,775)
Investment	(4,039)	(3,484)
Unremitted earnings	—	(108)

Total deferred income tax liabilities	(13,856)	(22,367)

Total deferred income tax assets (liabilities), net	$(6,286)	$(15,310)

The deferred income tax assets at December 31, 2010 and December 31, 2009 were reduced by a valuation allowance of $22.8 million and $20.6 million, respectively. The valuation allowance is primarily due to uncertainty regarding the future realizability of tax benefits related to future foreign tax credit carryforwards.

The deferred tax liability for intangible assets decreased primarily because of the impairment to the Ali business, the timing of amortization for the Ryan Seacrest deal and amortization of the 19 Entertainment intangible assets.

The foreign tax credits will start to expire as of December 31, 2017.

The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in the tax payable account. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011. If all the uncertain tax positions were settled favorably with the taxing authorities, there would be a 27.6% adjustment to the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized benefit is as follows:

	2010	2009	2008
	(In thousands)

Balance at January 1	$1,817	$193	$193
Increases/(decreases) related to prior period positions	1,223	1,624	—
Increases/(decreases) related to current period positions	—	—	—
Decreases due to settlements with taxing authorities	(37)	—	—
Decreases due to lapse of statute of limitations	(291)	—	—

Balance at December 31	$2,712	$1,817	$193

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of December 31, 2010, the Company had approximately $1.2 million accrued for interest and penalties. For the year ended December 31, 2010, the Company accrued interest and penalties of approximately $0.7 million.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, through 2010. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2007. France is in the process of auditing the business activities of 19 Entertainment Limited for the years ending December 31, 2003 through December 31, 2008. The United Kingdom’s Revenue & Customs (“HMRC”) is in the process of reviewing the 19 Entertainment Ltd. UK group’s tax year ended December 31, 2008.

15.	Segment Information

The Company has four reportable segments: Presley Business — Royalties and Licensing, Presley Business — Graceland Operations, 19 Entertainment and the Ali Business. In 2009, the Company began to report MBST in the 19 Entertainment segment due to a change in management structure; prior to 2009, MBST was reported as part of Corporate and Other for segment purposes. All amounts reflected for 2008 have been recast to conform to the current presentation. These designations have been made as the discrete operating results of these segments are reviewed by the Company’s chief operating decision maker to assess performance and make operating decisions. All inter-segment transactions have been eliminated in the consolidated financial statements.

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

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
Segment Information	Licensing	Operations	Entertainment	Business	Other	Total
	(Amounts in thousands)

Year ended December 31, 2010:
Revenue	$21,312	$35,992	$213,202	$3,218	$—	$273,724

Operating income (loss)	$9,640	$590	$23,415	$(15,900)	$(29,512)	$(11,767)

Depreciation and amortization	$2,569	$2,402	$13,685	$36	$(5)	$18,687

OIBDAN	$12,261	$5,720	$42,429	$1,745	$(27,171)	$34,984

Year ended December 31, 2009:
Revenue	$24,473	$36,124	$263,523	$4,233	$—	$328,353

Operating income (loss)	$16,771	$4,896	$46,456	$1,031	$(24,977)	$44,177

Depreciation and amortization	$2,582	$2,369	$13,792	$47	$451	$19,241

OIBDAN	$19,395	$7,362	$63,288	$1,083	$(23,621)	$67,507

Year ended December 31, 2008:
Revenue	$18,186	$36,713	$229,201	$4,028	$—	$288,128

Operating income (loss)	$7,870	$3,875	$66,668	$(26,805)	$(14,668)	$36,940

Depreciation and amortization	$2,582	$2,251	$16,165	$59	$104	$21,161

OIBDAN	$10,491	$6,205	$92,799	$1,008	$(13,787)	$96,716

	Presley Business				Corporate
	Royalties and	Graceland	19	Ali	and
	Licensing	Operations	Entertainment	Business	Other	Total
	(Amounts in thousands)

Asset Information:
Segment assets at December 31, 2010	$96,703	$71,295	$158,727	$13,739	$120,369	$460,833

Segment assets at December 31, 2009	$98,662	$73,379	$211,911	$31,262	$84,000	$499,214

Investment in affiliates at December 31, 2010	$20,677	$—	$—	$—	$—	$20,677

Investment in affiliates at December 31, 2009	$21,470	$—	$1,699	$—	$—	$23,169

Purchase of property and equipment for year ended December 31, 2010	$—	$2,702	$832	$5	$32	$3,571

Purchase of property and equipment for year ended December 31, 2009	$1,915	$—	$2,430	$—	$2,717	$7,062

Purchase of property and equipment for year ended December 31, 2008	$—	$4,562	$3,223	$4	$49	$7,838

Below is a reconciliation of the Company’s OIBDAN to net income (loss):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(Amounts in thousands)

OIBDAN	$34,984	$67,507	$96,716
Impairment charges	(24,637)	(2,526)	(35,661)
Depreciation and amortization	(18,687)	(19,241)	(21,161)
Non-cash compensation included in severance and other restructuring-related costs and executive separation costs	(1,849)	—	—
Non-cash compensation	(1,578)	(1,563)	(2,954)
Interest income	202	308	1,778
Interest expense	(2,680)	(3,335)	(5,601)
Equity in earnings of affiliates	676	576	2,521
Income tax benefit (expense)	1,043	(15,358)	(14,430)

Net income (loss)	$(12,526)	$26,368	$21,208

Based upon the location of customers, for the year ended December 31, 2010, the Company had revenue from international markets totaling $47.7 million, of which $5.5 million was attributable to the Presley Business — Royalties and Licensing segment and $42.2 million was attributable to the 19 Entertainment segment. The Company had revenue from international markets totaling $51.6 million for the year ended December 31, 2009, of which $4.9 million was attributable to the Presley Business — Royalties and Licensing segment, and $46.7 million was attributable to the 19 Entertainment segment. For the year ended December 31, 2008, the Company had revenue from international markets totaling $48.2 million, of which $4.8 million was attributable to the Presley Business — Royalties and Licensing segment, and $43.4 million was attributable to the 19 Entertainment segment.

International revenue from the United Kingdom was $12.8 million in 2010. Assets based in the United Kingdom, primarily goodwill and intangible assets, are $130.7 million as of December 31, 2010. In 2010, the Company had revenue from one customer that represented greater than 10% of the Company’s total revenue. This customer accounted for $95.8 million of the 19 Entertainment segment’s total revenue.

16.	Commitments and Contingencies

Commitments

Total rent expense for the Company under operating leases was $3.8 million, $4.5 million, and $4.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2011	$3,385
2012	3,082
2013	2,143
2014	1,476
2015	267
Thereafter	763

$11,116

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

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments and benefits payable in the event of specified terminations of employment. Expected payments under employment contracts as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$16,060
2012	12,085
2013	3,067
2014	1,567
2015	83
Thereafter	—

$32,862

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

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to 1,138,088 shares and paid to Mr. Fuller a gross purchase price of $15.0 million. Following this transaction, 534,082 shares remain subject to the Put and Call Option Agreement and can be put to the Company beginning March 17, 2011. The Company’s total obligation in the event all of the shares are put to the Company is $7.0 million.

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45.0 million. Upon securing Mr. Seacrest’s services, the Company commenced negotiations with Fox related to a fee to be received by the Company for Mr. Seacrest’s services as the host of American Idol. The Company and Fox ultimately agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company received payment of $5.0 million for compensation related to the 2010 season in November 2010 and has recognized that amount as revenue in 2010 over the broadcast in the first and second quarters of the broadcast season.

As of December 31, 2010, the Company has paid $31.9 million of the total amount due to Mr. Seacrest with the remaining $13.1 million to be paid in equal monthly installments through December 2012. The $10.0 million difference between the amount of expense related to the arrangement between the Company and Mr. Seacrest and the arrangement between the Company and Fox related to Mr. Seacrest’s services as host, was recognized as incremental expense. We also expect to record $10.0 million of incremental expense during each of the first six months of 2011 and 2012, which coincides with the anticipated broadcast periods for American Idol.

Simon Fuller Transaction

See Note 3 for a description of commitments related to the Simon Fuller transaction.

Executive Separation Costs

See Note 4 for a description of commitments related to the agreements with Robert F.X. Sillerman.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2010 advance was paid in March 2010 and expensed in 2010. After the Company recoups its investment, profits will be split evenly between the producer and the Company. The agreement expires on December 31, 2012. The Company also pays certain operating costs.

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

On June 8, 2009, the Company entered into an amendment to the Put and Call Option Agreement with Mr. Fuller. Pursuant to the amendment, the call price with respect to 1,138,088 of Mr. Fuller’s shares of the Company’s common stock (the “Interim Shares”) was reduced to $13.18 per share and the exercise periods for the put and call of such shares were accelerated to allow for their exercise at any time commencing on the date of the amended agreement. The terms of the original Put and Call Option Agreement remain in place with respect to Mr. Fuller’s remaining 369,047 shares of our common stock.

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

On February 7, 2005, EPE and EPE Holding Corporation, a wholly-owned subsidiary of the Company, entered into a consulting agreement with Priscilla Presley securing Ms. Presley’s consulting services in connection with promotion of EPE’s business. Pursuant to the terms of the consulting agreement, Ms. Presley was paid $560,000 in 2009. On July 12, 2010, the consulting agreement was amended, effective as of the date of the amendment, to increase Ms. Presley’s annual consulting fee to $800,000. Upon the execution of this amendment, Ms. Presley also received a $250,000 bonus.

The Company subleases from a third party 24,546 square feet, comprising the entire 15th and 16th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. CKX sublicensed a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and FXRE, companies which are affiliated with Robert F.X. Sillerman, the Company’s former Chairman and Chief Executive Officer. CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties an FXRE pay its pro rata share of the rent for the space it occupies to CKX. As of December 31, 2010 and through March 2011, Flag Anguilla, FXRE and Flag Luxury Partners were each current on all rent payments.

In 2007, the Company entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to the Company. This vendor is owned by several individuals who collectively own less than a one percent interest in the Company. The loan bears interest at 10% per annum and is due monthly; interest payments were current as of March 2011. On January 14, 2011, the Company amended the loan agreement, effective July 1, 2010 to extend the maturity date from August 2012 to April 2013. Principal payments are due each February during the years 2009 through 2013 based on a rate of 50% of the vendor’s annual cash flow, as defined. No principal payments were due or have been made through February 2011 as the vendor had negative cash flow. The Company also amended a consulting agreement with the vendor that commenced in 2007 to extend the expiration date from December 31, 2010 to April 30, 2013. The Company paid monthly consulting fees totaling $1.5 million in the years 2007 through 2010 under the agreement. Commencing July 1, 2010, in lieu of payment of the monthly consulting fee in cash, the monthly consulting fee is deemed paid by reducing the outstanding balance of the loan. Based on the provision for the settlement of the loan balance through non-cash consulting fees, the fair value of the loan was determined to be $0.3 million at December 31, 2010, resulting in a write-down of $1.5 million which was recorded to corporate expenses. The consulting agreement may be terminated by either party upon sixty days notice.

18.	Retirement Plan

The Company has a defined contribution plan covering U.S. employees who have met certain eligibility requirements. The Company matches 100% on the first 3% and 50% on the next 2% of an employee’s salary that an employee elects to contribute to the plan. The Company’s matching contribution for each of the years ended December 31, 2010, 2009 and 2008 was $0.5 million.

19.	Unaudited Quarterly Financial Information

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included on a quarterly basis.

As a result of the seasonality of the Company’s businesses, including the timing of the airing of its principal television properties, the Company has historically generated lower revenue, a loss from operations and a net loss in its fourth quarter. In the fourth quarter of 2009, the broadcast of an additional season of So You Think You Can Dance partially offset the seasonal factors noted above. All amounts for all periods shown are in thousands, except share information.

	First	Second	Third	Fourth
For the Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$66,647	$89,439	$80,137	$37,501	$273,724
Depreciation and amortization	5,143	5,172	4,068	4,304	18,687
Impairment charges	4,853	—	—	19,784	24,637
Provision for severance and other restructuring-related costs	6,118	3,794	8,253	1,126	19,291
Executive separation costs	—	6,781	874	—	7,655
Operating income (loss)	(3,290)	9,095	1,530	(19,102)	(11,767)
Income tax expense (benefit)(1)	636	884	2,654	(5,217)	(1,043)
Equity in earnings of affiliates	(12)	(62)	339	411	676
Net income (loss)	(4,755)	7,619	(1,358)	(14,032)	(12,526)
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to CKX, Inc.	(5,211)	7,163	(1,814)	(14,488)	(14,350)
Less: Net income attributable to noncontrolling interests	178	(592)	(582)	(370)	(1,366)
Net income attributable to CKX, Inc.	(5,033)	6,571	(2,396)	(14,858)	(15,716)
Basic income (loss) per common share	$(0.05)	$0.07	$(0.03)	$(0.16)	$(0.17)
Diluted income (loss) per common share	$(0.05)	$0.07	$(0.03)	$(0.16)	$(0.17)
Weighted average basic common shares outstanding	92,882,596	92,897,048	92,915,518	92,933,991	92,907,981
Weighted average diluted common shares outstanding	92,882,596	92,901,151	92,915,518	92,933,991	92,907,981

(1)	In preparing the 2010 tax provision, the Company identified $1.1 million of additional tax expense relating to prior fiscal years that was recorded in the fourth quarter of 2010. The impact of these adjustments was determined not to have a material impact on the current year fourth quarter, the current year and prior years’ reported consolidated financial statements.

	First	Second	Third	Fourth
For the Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$81,506	$79,533	$87,395	$79,919	$328,353
Depreciation and amortization	4,438	4,560	5,033	5,210	19,241
Impairment charges	—	—	—	2,526	2,526
Other operating (income) expense	128	5,712	(1,697)	(64)	4,079
Operating income (loss)	23,576	11,192	11,006	(1,597)	44,177
Income tax expense (benefit)	9,294	5,035	(1,781)	2,810	15,358
Equity in earnings of affiliates	62	(321)	97	738	576
Net income (loss)	13,397	5,030	12,240	(4,299)	26,368
Dividends on preferred stock	(456)	(456)	(456)	(456)	(1,824)
Net income (loss) available to CKX, Inc.	12,941	4,574	11,784	(4,755)	24,544
Less: Net income attributable to noncontrolling interests	(878)	(566)	(591)	253	(1,782)
Net income attributable to CKX, Inc.	12,063	4,008	11,193	(4,502)	22,762
Basic income (loss) per common share	$0.13	$0.05	$0.12	$(0.05)	$0.24
Diluted income (loss) per common share	$0.13	$0.05	$0.12	$(0.05)	$0.24
Weighted average basic common shares outstanding	93,798,843	93,702,530	97,054,680	92,860,927	93,298,778
Weighted average diluted common shares outstanding	93,954,400	93,702,531	97,060,937	92,926,738	93,337,683

20.	Subsequent Events

The Company evaluated subsequent events through the date of this filing.

On March 3, 2011, the Company entered into a commitment letter with certain of the lenders party to its existing Credit Facility to amend and restate such facility (the “Amended Credit Facility”). Upon execution, the Amended Credit Facility will require a paydown and permanent reduction of commitments in an aggregate principal amount of $40.0 million, which will reduce the total outstanding balance to $60.0 million. The Amended Credit Facility will also extend the maturity date of the loans thereunder such that the Company will be required to repay in full all amounts outstanding under the Amended Credit Facility on or before September 30, 2012. Under the terms of the Amended Credit Facility, the Company will be required to make quarterly principal payments of $2.0 million beginning on June 30, 2011 and the loans will accrue interest at a higher interest rate than the current interest rate under the existing Credit Facility. The Amended Credit Facility will contain financial covenants that are more restrictive than those under the existing Credit Facility, and will contain affirmative and negative covenants applicable to the Company and its subsidiaries, including but not limited to restrictions on incurrence of debt, liens, assets sales and other dispositions, acquisitions, investments and joint ventures, payments of cash dividends and capital expenditures. The closing of the Amended Credit Facility is subject to certain diligence requirements of the lenders and other conditions. Although the Company has received a commitment letter from the respective lenders, no assurance can be provided that the Company will be able to consummate the transactions contemplated by the Amended Credit Facility on the terms described above or alternate terms. In the event that the Amended Credit Facility is not consummated, the Company believes that it will be able to repay the Credit Facility in full with cash on hand and expected proceeds from an alternate debt financing which the Company expects to be able to complete prior to the maturity date of the Credit Facility. The availability and cost of any alternate debt financing would be dependant upon a number of factors, including current and future performance of the Company and overall conditions in the debt markets.

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

3. Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was not effective as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in its process of accounting for income taxes. Specifically, the Company did not maintain an adequate review process of accounting for income taxes during the year ended December 31, 2010 that would have identified material mistatements in the underlying calculations during the Company’s income tax closing process.

In light of the material weakness, the Company is undertaking several remedial steps to enhance controls including expanding technical resources in the income tax accounting function and implementing income tax accounting software solutions. Additionally, the Company performed additional analyses and post-closing procedures related to its income tax accounts to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.

4. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on the Company’s internal control over financial reporting as of December 31, 2010. This report is located on page 60 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

No changes in internal control over financial reporting have occurred during the three months ended December 31, 2010 that have materially affected CKX’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2010 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2011 annual meeting of stockholders with the SEC within 120 days after December 31, 2010, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2010.

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

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2011 annual meeting of stockholders with the SEC within 120 days after December 31, 2010, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2011 annual meeting of stockholders with the SEC within 120 days after December 31, 2010, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2010.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2011 annual meeting of stockholders with the SEC within 120 days after December 31, 2010, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2011 annual meeting of stockholders with the SEC within 120 days after December 31, 2010, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statements and Schedule

Financial Statements

See Table of Contents to Consolidated Financial Statements on page 58.

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008. This schedule appears on page 97.

Financial Statement Schedule

SCHEDULE II

CKX, Inc.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Balance at	Additions Charged	Additions Charged
	Beginning of	(Credited) to Costs	(Credited) to		Balance at
Description	Period	and Expenses	Other Accounts	Deductions	End of Period
	(Dollars in thousands)

2010
Accounts receivable
Allowance for doubtful accounts	$742	$448	$—	$(392)	$798
Inventory allowance for obsolescence	661	38	—	(109)	590
Deferred taxes valuation allowance	20,569	809	1,453	—	22,831
2009
Accounts receivable
Allowance for doubtful accounts	$803	$259	$—	$(320)	$742
Inventory allowance for obsolescence	649	101	—	(89)	661
Deferred taxes valuation allowance	15,809	2,251	2,509	—	20,569
2008
Accounts receivable
Allowance for doubtful accounts	$832	$814	$—	$(843)	$803
Inventory allowance for obsolescence	627	114	—	(92)	649
Deferred taxes valuation allowance	23,116	—	(7,307)	—	15,809

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
No.	Description

3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Form 10-KSB filed March 31, 2005, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference).
4.1	Registration Rights Agreement, dated February 7, 2005, between the Company and The Huff Alternative Fund, L.P. and the Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.4 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated February 7, 2005, between the Company and The Promenade Trust (Previously filed as Exhibit 4.5 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
4.3	Registration Rights Agreement, dated March 17, 2005, by and among the Company, Simon Robert Fuller and Fuller Nominees Limited (Previously filed as Exhibit 4.2 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).
4.4	Letter Agreement, dated June 6, 2005, among the Company, The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (Previously filed as Exhibit 4.9 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
4.5	Form of Promissory Term Note made on July 13, 2009, payable to Priscilla Presley (Previously filed as Exhibit 4.1 to the Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).
4.6	Rights Agreement, dated as of June 24, 2010,, between CKX, Inc. and Mellon Investor Services LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Previously filed as Exhibit 4.1 to the Form 8-K filed June 24, 2010, and incorporated herein by reference).
4.7	Amendment No. 1, dated as July 13, 2010, to the Rights Agreement, dated as of June 24, 2010, between CKX, Inc. and Mellon Investor Services LLC (Previously filed as Exhibit 4.1 to the Form 8-K filed July 13, 2010, and incorporated herein by reference).
10.1	Lease Agreement, dated as of February 7, 2005, by and between The Promenade Trust and the Company with respect to the Graceland property (Previously filed as Exhibit 10.9 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.2	Elvis Presley Enterprises, Inc. Shareholders Agreement, dated as of February 7, 2005 (Previously filed as Exhibit 10.10 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.3	Amended and Restated Operating Agreement of Elvis Presley Enterprises, LLC, dated as of February 7, 2005 (Previously filed as Exhibit 10.11 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
10.4	Agreement for the sale and purchase of the entire issued share capital of 19 Entertainment Limited, dated March 17, 2005, among Simon Robert Fuller, Fuller Nominees LTD, Ingenious Ventures LTD, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.21 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).

Exhibit
No.	Description

10.5	Agreement (the “Fox Letter Agreement”) between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, dated as of April 22, 2002 (Previously filed as Exhibit 10.15 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.6	Letter Agreement, between Pearson Television Operations BV, (predecessor in interest to FremantleMedia North America, Inc.) and 19 TV Limited, dated July 6, 2001 (Previously filed as Exhibit 10.16 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.7	Agreement (the “SonyBMG Agreement”), between 19 Recordings Limited and Ronagold Limited, dated February 8, 2002, as amended (Previously filed as Exhibit 10.17 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.8	Agreement, between 19 TV Limited, FremantleMedia North America, Inc. and Fox Broadcasting Company, amending the Fox Letter Agreement, dated as of May 15, 2003 (Previously filed as Exhibit 10.23 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.9	Letter Agreement between 19 Recordings Limited and Ronagold Limited, amending the SonyBMG Agreement, dated October 14, 2004 (Previously filed as Exhibit 10.24 to Amendment No. 3 to Form S-1/A (Registration Statement No. 333-123995) filed June 21, 2005, and incorporated herein by reference).
10.10	Agreement among 19 Recordings Limited, 19 TV Limited, Simco Limited, CKX UK Holdings Limited, 19 Entertainment Limited and Sony BMG Music Entertainment (UK) Limited, dated November 28, 2005 (Previously filed as Exhibit 10.31 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.11	Agreement between 19 Recordings Limited and Ronagold Limited, dated November 28, 2005, amending the terms of the SonyBMG Agreement (Previously filed as Exhibit 10.32 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.12	Binding Heads of Terms among Fox Broadcasting Company, FremantleMedia North America Inc. and 19 TV Limited regarding the American Idol television series (Previously filed as Exhibit 10.33 to the Form 10-K filed March 14, 2006, and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.1 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).*
10.14	Separation and Consulting Agreement, dated as of May 22, 2010, between the Company and Robert F.X. Sillerman (Previously filed as Exhibit 10.2 to the Form 8-K filed May 24, 2010, and incorporated herein by reference).*
10.15	Amended and Restated Employment Agreement between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.2 to the Form 8-K filed January 7, 2009, and incorporated herein by reference).*
10.16	Consulting Agreement, dated as of February 8, 2010, between the Company and Mitchell J. Slater (Previously filed as Exhibit 10.3 to the Form 8-K filed March 15, 2010, and incorporated herein by reference).*
10.17	Employment Agreement, dated as of February 1, 2010, between the Company and Howard J. Tytel (Previously filed as Exhibit 10.1 to the Form 8-K filed March 15, 2010, and incorporated herein by reference).*

Exhibit
No.	Description

10.18	Employment Agreement, dated as of February 1, 2010, between the Company and Thomas P. Benson (Previously filed as Exhibit 10.2 to the Form 8-K filed March 15, 2010, and incorporated herein by reference).*
10.19	Employment Agreement, dated as of May 6, 2010, between the Company and Michael G. Ferrel (Previously filed as Exhibit 10.1 to the Form 8-K filed June 16, 2010, and incorporated herein by reference).*
10.20	Amended and Restated Employment Agreement, dated as of October 13, 2010, by and between the Company and Kraig G. Fox (Previously filed as Exhibit 10.1 to the Form 8-K filed October 13, 2010, and incorporated herein by reference).*
10.21	Director’s Service Agreement, dated March 17, 2005, between 19 Entertainment Limited and Simon Robert Fuller (Previously filed as Exhibit 10.19 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).*
10.22	Confidentiality, Non-Competition, Non-Solicitation, and Non-Recruitment Agreement, dated as of March 17, 2005, by and between Simon Robert Fuller, the Company and CKX UK Holdings Limited (Previously filed as Exhibit 10.20 to the Form 10-QSB for the quarterly period ended March 31, 2005, and incorporated herein by reference).*
10.23	Consultancy Deed, dated January 13, 2010, by and between 19 Entertainment Limited and Simon R. Fuller (Previously filed as Exhibit 10.1 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).*
10.24	Option Agreement, dated January 13, 2010, by and between CKX, Inc., Simon R. Fuller, and XIX Entertainment Limited (Previously filed as Exhibit 10.2 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).*
10.25	Compromise Agreement, dated January 13, 2010, by and between CKX, Inc., 19 Entertainment Limited, and Simon R. Fuller (Previously filed as Exhibit 10.3 to the Form 8-K filed January 15, 2010, and incorporated herein by reference).*
10.26	Service Agreement, dated as of August 31, 2006, between 19 Entertainment Limited and Robert Dodds (Previously filed as Exhibit 10.1 to the Form 8-K filed February 2, 2010, and incorporated herein by reference).*
10.27	Amendment to Service Agreement, dated as of January 29, 2010, between 19 Entertainment Limited and Robert Dodds (Previously filed as Exhibit 10.2 to the Form 8-K filed February 2, 2010, and incorporated herein by reference).*
10.28	Compromise Agreement, dated September 29, 2010, by and between CKX, Inc., 19 Entertainment Limited, and Robert Dodds (Previously filed as Exhibit 10.1 to the Form 8-K filed October 5, 2010, and incorporated herein by reference).*
10.29	Revolving Credit Facility Commitment Letter, dated June 2, 2005, among the Company, Bear, Stearns & Co. Inc., Bear Stearns Corporate Lending Inc., Credit Suisse, Lehman Commercial Paper Inc. and The Bank of New York (Previously filed as Exhibit 10.29 to Amendment No. 2 to Form S-1/A (Registration Statement No. 333-123995) filed June 6, 2005, and incorporated herein by reference.
10.30	Revolving Credit Agreement, dated as of May 24, 2006, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co. Inc., as exclusive advisor, sole lead arranger and sole bookrunner, UBS Securities LLC and The Bank of New York, as co-syndication agents, Lehman Commercial Paper, Inc. and Credit Suisse, as codocumentation agents and Bear Stearns Corporate Lending Inc., as administrative agent (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.31	First Amendment and Waiver dated as of February 20, 2007 to the Credit Agreement, dated as of May 24, 2006 (Previously filed as Exhibit 10.3 to the form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.).

Exhibit
No.	Description

10.32	Second Amendment dated as of June 1, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007 (Previously filed as Exhibit 10.2 to the Form 10-Q for the quarterly period September 30, 2007 and incorporated herein by reference.)
10.33	Third Amendment dated as of September 27, 2007 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007 and June 1, 2007. (Previously filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.)
10.34	Fourth Amendment dated as of March 12, 2010 to the Credit Agreement, dated as of May 24, 2006 as amended February 20, 2007, June 1, 2007 and September 27, 2007 (Previously filed as Exhibit 10.1 to the Form 8-K filed March 16, 2010, and incorporated herein by reference).
10.35	Letter Agreement, dated April 10, 2006, among the Company, CKX G.O.A.T. Holding Corp. (formerly GOAT Acquisition, Inc.) Muhammad Ali Enterprises LLC (formerly G.O.A.T. LLC), G.O.A.T., Inc. and Muhammad Ali and Yolanda E. Ali, each individually and as trustees of the Muhammad Ali Family Trust, and Yolanda E. Ali as trustee of the Yolanda E. Ali Family Trust, dated October 22, 2002 (Previously filed at Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2006, and incorporated herein by reference).
10.36	Termination, Settlement and Release Agreement, dated March 9, 2009, by and among FX Luxury, LLC, FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises LLC (Previously filed as Exhibit 10.32 to the Form 10-K filed March 10, 2009, and incorporated herein by reference).
10.37	Letter Agreement, dated July 7, 2009, by and between CKX,Inc. and Ryan Seacrest Enterprises, Inc. (Previously filed as Exhibit 10.1 to the Form 8-K filed July 13, 2009, and incorporated herein by reference).
10.38	Letter Agreement, dated July 7, 2009, by and between CKX, Inc. and The Ryan Seacrest Revocable Trust UDT dated June 13, 2003 (Previously filed as Exhibit 10.1 to the Form 8-K filed July 13, 2009, and incorporated herein by reference).
10.39	Consulting Agreement, dated as of February 7, 2005, by and between EPE Holding Corporation, Priscilla Presley and Elvis Presley Enterprises, Inc. (Filed herewith).*
10.40	Amendment to Consulting Agreement, dated as of July 12, 2010, by and between EPE Holding Corporation, Priscilla Presley and Elvis Presley Enterprises, Inc. (Filed herewith).*
14.1	Code of Ethics (Previously filed as Exhibit 14.1 to the Form 8-K/A filed February 11, 2005, and incorporated herein by reference).
21.1	List of Subsidiaries (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
31.1	Certification of Principal Executive Officer (Filed herewith).
31.2	Certification of Principal Financial Officer (Filed herewith).
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith).
32.2	Section 1350 Certification of Principal Financial Officer (Filed herewith).

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

CKX, Inc. (Registrant)

BY:	/s/ MICHAEL G. FERREL
Michael G. Ferrel
Chief Executive Officer and
Chairman of the Board

March 9, 2011

Each person whose individual signature appears below hereby authorizes and appoints Michael G. Ferrel and Thomas P. Benson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL G. FERREL Michael G. Ferrel Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2011

By:	/s/ THOMAS P. BENSON Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	March 9, 2011

By:	/s/ HOWARD J. TYTEL Howard J. Tytel, Director	March 9, 2011

By:	/s/ EDWIN M. BANKS Edwin M. Banks, Director	March 9, 2011

By:	/s/ BRYAN BLOOM Bryan Bloom, Director	March 9, 2011

By:	/s/ KATHLEEN DORE Kathleen Dore, Director	March 9, 2011

By:	/s/ JACQUES D. KERREST Jacques D. Kerrest, Director	March 9, 2011

By:	/s/ JACK LANGER Jack Langer, Director	March 9, 2011

By:	/s/ PRISCILLA PRESLEY Priscilla Presley, Director	March 9, 2011

INDEX TO EXHIBITS

Exhibit
No.	Description

10.39	Consulting Agreement, dated as of February 7, 2005, by and between EPE Holding Corporation, Priscilla Presley and Elvis Presley Enterprises, Inc.
10.40	Amendment to Consulting Agreement, dated as of July 12, 2010, by and between EPE Holding Corporation, Priscilla Presley and Elvis Presley Enterprises, Inc.
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer