Form 10-K/A
period 2010-12-31
CKX, Inc.
filed 2011-05-02
CIK 793044

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing sales price of the company’s common stock as of June 30, 2010, was $442,420,645.

As of March 4, 2011, there were 93,126,291 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CKX, Inc.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2011 (the “Original Report”), solely to amend and restate Items 10, 11, 12, 13 and 14 of Part III of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

In this Amended Report, the words “we,” “us,” “our,” “CKX,” the “registrant” and the “Company” collectively refer to CKX, Inc., together with its subsidiaries and the predecessor.

Form 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of CKX, Inc.

The following table sets forth information regarding our executive officers and directors as of April 29, 2011.

Name	Age	Positions

Michael G. Ferrel	62	Chief Executive Officer, Chairman of the Board
Howard J. Tytel	64	Senior Executive Vice President, Director of Legal and Governmental Affairs, Director
Thomas P. Benson	48	Executive Vice President, Chief Financial Officer, Treasurer
Kraig G. Fox	42	Executive Vice President, Chief Operating Officer
Edwin M. Banks	48	Director
Bryan E. Bloom	52	Director
Kathleen Dore	60	Director
Jack Langer	62	Director
Jacques D. Kerrest	64	Director
Priscilla Presley	65	Director

Michael G. Ferrel was appointed Chief Executive Officer and a member of our board of directors effective May 6, 2010. Mr. Ferrel currently serves as the Chairman of our board of directors. From December 2008 until his appointment in May 2010, Mr. Ferrel served as a consultant to the Company. From May 2005 until December 2008, Mr. Ferrel served as President, a director and a Member of the Office of the Chairman of the Company. Prior to that, Mr. Ferrel was President and Chief Executive Officer of FXM, Inc. since August 2000. Mr. Ferrel served as President, Chief Executive Officer, Member of the Office of the Chairman and a director of SFX Entertainment from December 1997 through August 2000.

We believe Mr. Ferrel’s qualifications to sit on our board of directors include, among other things, his history with the Company and management, his years of executive leadership and his experience in the entertainment and media industry.

Howard J. Tytel was appointed Senior Executive Vice President, Director of Legal and Governmental Affairs, director and Member of the Office of the Chairman effective February 7, 2005. Mr. Tytel does not currently serve as a Member of the Office of the Chairman because the position no longer exists. Prior to joining us, since August 2000, Mr. Tytel was Executive Vice President and Director of Legal and Governmental Affairs of FXM, Inc. Mr. Tytel served as Executive Vice President, General Counsel, Secretary, a Member of the Office of the Chairman and a director of SFX Entertainment from December 1997 through August 2000.

We believe Mr. Tytel’s qualifications to sit on our board of directors include, among other things, his history with the Company and management, his legal expertise and his industry and prior board experience with six other public companies.

Thomas P. Benson was appointed Executive Vice President, Chief Financial Officer and Treasurer effective February 7, 2005. Mr. Benson has served as Chief Financial Officer and a director of FX Real Estate and Entertainment Inc. (currently known as Circle Entertainment, Inc.) from January 2008 until February 2009 and January 2009, respectively. Mr. Benson served as Executive Vice President and Chief Financial Officer of MJX Asset Management from November 2003 through April 2010. Mr. Benson was Chief Financial Officer at FXM, Inc. from August 2000 until February 2005. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997.

Kraig G. Fox was appointed Chief Operating Officer on September 30, 2010. Mr. Fox has served as Chief Corporate Development Officer, Executive Vice President and Secretary of the Company since February 7, 2005. Prior to that, Mr. Fox was Senior Vice President at FXM, Inc. since August 2000. Mr. Fox served as Senior Vice President of MJX Asset Management from 2003 until 2009. Mr. Fox was a Vice President at SFX Entertainment from December 1998 through August 2000.

Edwin M. Banks was appointed to our board of directors on February 8, 2005. Mr. Banks is the founder of Washington Corner Capital Management, LLC, an investment management company. Mr. Banks served as the Chief Investment Officer of WRH Partners, a private investment firm, and as a Senior Portfolio Manager for W. R. Huff Asset Management Co., L.L.C. (“Huff Asset Management”), an investment management firm, from June 1988 through October 2006. Mr. Banks is currently a director of CVS Caremark, Inc. and a member of its Audit Committee and Nominating and Governance Committee. From May 2003 to June 2009, Mr. Banks served as a director of Virgin Media, where he served as the chairman of the compensation committee, chairman of the audit committee and served on the executive committee.

We believe Mr. Banks’ qualifications to sit on our board of directors include, among other things, his extensive board experience on both public and private boards in the media and communications industry, the healthcare industry, the food industry and the energy industry. Mr. Banks has participated in the management of over $10 billion in media and communications investments and has extensive experience in capital markets transactions. Mr. Banks is also a Chartered Financial Analyst.

Bryan E. Bloom was appointed to our board of directors on December 18, 2009. Mr. Bloom has been employed by Huff Asset Management and its affiliates for the past sixteen years. Prior to being employed by Huff Asset Management, he was a tax partner at the law firm of Shanley & Fisher, P.C. Mr. Bloom is a Trustee of the Adelphia Recovery Trust, and serves on numerous private boards. From March 2008 to April 2010, Mr. Bloom served on the board of directors of FX Real Estate and Entertainment, Inc. (currently known as Circle Entertainment, Inc.) as a representative of an affiliate of Huff Asset Management. Also at the request of an affiliate of Huff Asset Management, he had been an observer to the board of directors of the Company for the three years prior to being appointed a director. He has been an adjunct professor at the graduate tax program at the Fairleigh Dickenson University and authored and lectured for the American Institute of Certified Public Accountants.

We believe Mr. Bloom’s qualifications to sit on our board of directors include, among other things, his prior board experience and expertise in financial matters.

Kathleen Dore was appointed to our board of directors on December 14, 2010. Since December 2008, Ms. Dore has served as Senior Advisor to Proteus International, Inc., a management consulting firm specializing in organizational vision, strategy and leadership, headquartered at 278 Route 299, Highland, New York 12528. From 2004 to December 2008, Ms. Dore served as President, Broadcasting at Canwest Media, Inc. (“Canwest”), one of Canada’s premier media companies, where she was responsible for the company’s Canadian broadcast assets, including Global Television, a national broadcasting network, E!, a second television network, and twenty cable networks. After Ms. Dore left Canwest in 2008, Canwest filed for and obtained an order from the Ontario Superior Court of Justice (Commercial List), granting creditor protection under the Companies’ Creditors Arrangement Act (Canada) in October, 2009. In addition, Canwest also filed for protection under Chapter 15 of the United States Bankruptcy Code in October, 2009. From 1982 to 2004, she served in various capacities, including President, Entertainment Services, at Cablevision Systems Corporation, Rainbow Media Division, where she was responsible for cable networks AMC (American Movie Classics), IFC (Independent Film Channel), WE (Women’s Entertainment) and Bravo. Ms. Dore served on the board of directors of Blockbuster, Inc. from June 2010 to April 2011. In addition, Ms. Dore currently serves on the board of the University of Iowa Foundation and the Advisory Board of the Tippie College of Business at the University of Iowa, as well as the boards of the Women’s Forum of New York, and the Union Square Partnership.

We believe Ms. Dore’s qualifications to sit on our board of directors include, among other things, her extensive industry experience and expertise in creation and exploitation of media content and intellectual property rights, her network of valuable contacts in the entertainment industry as a result of her three decades of executive management experience at various media companies, her years of executive leadership and her expertise in business and corporate strategy.

Jacques D. Kerrest was appointed to our board of directors on October 25, 2010. From August 2008 until the sale of the company in December 2010, Mr. Kerrest served as Chief Financial Officer and Chief Operating Officer of Actividentity Corp. (NASDAQ: ACTI), a software company. From September 2004 until March 2008, Mr. Kerrest served as the Chief Financial Officer of Virgin Media, Inc., a communications company. From June 2003 to August 2004, Mr. Kerrest was the Managing Director and Chief Financial Officer of Equant, N.V., a global enterprise communications infrastructure company. From August 1997 to May 2003, Mr. Kerrest was the Senior Vice President and Chief Financial Officer of Harte-Hanks, Inc., a worldwide direct and targeted marketing company. From August 1995 to July 1997, Mr. Kerrest served as the Chief Financial Officer of Chancellor Broadcasting Company, a radio broadcasting company. From 1993 to July 1995, Mr. Kerrest was the Chief Financial Officer of Positive Communications, Inc., a private telecommunications company.

We believe Mr. Kerrest’s qualifications to sit on our board of directors include, among other things, his years of executive leadership in the media industry, his expertise in business, corporate strategy and financial matters and his prior board and audit committee experience.

Jack Langer was appointed to our board of directors on February 7, 2005. Mr. Langer is a private investor. From April 1997 to December 2002, Mr. Langer was Managing Director and the Global Co-Head of the Media Group at Lehman Brothers Inc. From 1995 to 1997, Mr. Langer was the Managing Director and Head of Media Group at Bankers Trust & Company. From 1990 to 1994, Mr. Langer was Managing Director and Head of Media Group at Kidder Peabody & Company, Inc. Mr. Langer also serves on the board of directors of SBA Communications Corp. and Atlantic Broadband Group.

We believe Mr. Langer’s qualifications to sit on our board of directors include, among other things, his experience as the head of the media groups at major investment banks, his prior board experience and his expertise in financial matters.

Priscilla Presley was appointed to our board of directors by the holder of the Series C Convertible Preferred Stock on February 8, 2005. Ms. Presley served as a director of Metro-Goldwyn-Mayer Inc. from November 2000 to August 2006. From 1981 to 1998, Ms. Presley served as Chairperson of Elvis Presley Enterprises, Inc. In 2006, Ms. Presley launched a collection of luxury bed linens called “The Priscilla Presley Collection.” Ms. Presley is currently working in an executive producer capacity on a remake of the Peter Sellers film, “The Party,” with Darren Star and Dreamworks and is developing a play based on her life story.

Series C Director

In addition to its right to vote in the general election of members to our board of directors, the Promenade Trust, the holder of the Series C Preferred Stock, is entitled to elect one member to the Company’s board of directors, referred to herein as the “Series C Director.” Ms. Priscilla Presley currently serves on our board of directors as the Series C Director and the holder of the Series C Preferred Stock has confirmed its election of Ms. Presley to continue to serve as the Series C Director until the next annual meeting of stockholders or earlier removal by the holder of the Series C Preferred Stock in accordance with the Company’s Certificate of Incorporation. Ms. Presley has been deemed not to be an independent director. Holders of our common stock are not entitled to vote in the election of the Series C Director.

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

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that during 2010, all SEC filings of our directors and executive officers and persons who own more than 10% of its outstanding common stock were timely filed.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which is applicable to all of our employees and directors, including our Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Director of Legal and Governmental Affairs. We also maintain a separate Code of Ethics for Senior Financial Management which applies to our Chief Executive Officer, Chief Financial Officer and other officers in our finance department. The Code of Business Conduct and Ethics was filed with the SEC as an exhibit to our Current Report on Form 8-K, filed on February 8, 2005, and can also be found on our website at www.ckx.com. A copy of our Code of Business Conduct and Ethics is also available, free of charge, upon request directed to: CKX, Inc., 650 Madison Avenue, New York, New York 10022, Attention: Corporate Secretary.

Corporate Governance Guidelines

We have Corporate Governance Guidelines which provide, among other things, that a majority of our board of directors must meet the criteria for independence required by The NASDAQ Stock Market® and that we shall at all times have an audit committee, compensation committee and nominating and corporate governance committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines can be found on our website at www.ckx.com. A copy of our Corporate Governance Guidelines is also available, free of charge, upon request directed to: CKX, Inc., 650 Madison Avenue, New York, New York 10022, Attention: Corporate Secretary.

Stockholder Recommendations and Nominations

We do not currently have a formal policy with respect to the consideration of candidates for director recommended by stockholders. In connection with the 2010 annual meeting we did not receive any stockholder recommendations or stockholder nominations. Prior to our 2011 annual meeting of stockholders, our nominating and corporate governance committee will consider adopting a formal policy with respect to the consideration of candidates for director recommended by stockholders.

Audit Committee

The audit committee is currently comprised of Messrs. Kerrest (chairman), Banks, Bloom and Langer. The audit committee, among other things, assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the audit committee are independent within the meaning of the rules and regulations of the SEC and NASDAQ and our Corporate Governance Guidelines. In addition, our board of directors has determined that Mr. Kerrest is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by NASDAQ. The audit committee’s charter can be found on our corporate website at www.ckx.com. A copy of our audit committee charter is also available, free of charge, upon request directed to: CKX, Inc., 650 Madison Avenue, New York, New York 10022, Attention: Corporate Secretary.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is currently comprised of Messrs. Langer (chairman) and Bloom and Ms. Dore. The nominating and corporate governance committee is responsible for recommending qualified candidates to the board for election as directors of our Company, including the slate of directors proposed by our board of directors for election by stockholders at our annual meetings of stockholders. The nominating and corporate governance committee also advises and makes recommendations to the board of directors on all matters concerning directorship practices and recommendations concerning the functions and duties of the committees of the board of directors. To assist in formulating such recommendations, the nominating and corporate governance committee utilizes feedback that it receives from the board of directors’ annual self-evaluation process, which it oversees and which includes a committee and director self-evaluation component. The nominating and corporate governance committee developed and recommended to the board of directors Corporate Governance Guidelines and will review, on a regular basis, the overall corporate governance of our Company.

All members of the nominating and corporate governance committee are independent within the meaning of the rules and regulations of NASDAQ and our Corporate Governance Guidelines. The nominating and corporate governance committee’s charter can be found on our corporate website at www.ckx.com. A copy of our nominating and corporate governance committee charter is also available, free of charge, upon request directed to: CKX, Inc., 650 Madison Avenue, New York, New York 10022, Attention: Corporate Secretary.

Compensation Committee

The compensation committee is currently comprised of Messrs. Banks (Chairman) and Kerrest and Ms. Dore. The compensation committee has responsibility for overseeing all aspects of the compensation program for the Chief Executive Officer and our other executive officers who report to the Chief Executive Officer. In addition, the compensation committee reviews and approves the annual compensation packages, including incentive compensation programs, for the members of senior management of each of our subsidiaries and divisions. The compensation committee also administers our long-term incentive compensation plans, including the CKX, Inc. 2005 Omnibus Long-Term Incentive Compensation Plan and the CKX, Inc. 2011 Omnibus Long-Term Incentive Compensation Plan, and reviews and makes recommendations to our full board of directors (or approves) all awards of shares or share options pursuant to our equity-based plans.

All members of the compensation committee have been deemed by the board of directors to be independent within the meaning of the rules and regulations of the SEC and NASDAQ, our Corporate Governance Guidelines, and Internal Revenue Code section 162(m). The compensation committee’s charter can be found on our corporate website at www.ckx.com. A copy of our compensation committee charter is also available, free of charge, upon request directed to: CKX, Inc., 650 Madison Avenue, New York, New York 10022, Attention: Corporate Secretary.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Our philosophy on senior executive compensation is to ensure that all elements of our compensation program work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve our strategy, goals and objectives. The compensation committee and the Company are also committed to the principles inherent in paying for performance and structure the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

The specific objectives of the compensation program are to:

•	offer a total compensation program that is competitive with the compensation offered by the companies with which we compete for executive talent;

•	provide incentives to achieve financial goals and objectives, both in terms of financial performance and stockholder return;

•	provide opportunities for reward that foster executive retention; and

•	ensure that the interests of our executives are aligned with those of our stockholders.

The key elements of our annual executive compensation are base salary, annual performance-based incentive awards and long-term incentive awards. In considering appropriate levels of annual and long-term incentive compensation, we take into account the extent to which existing incentives, including each executive’s existing stock ownership in us and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue our success.

In 2010, we undertook a significant reorganization and realignment of our business including making significant changes to our management team. In connection with the departures of Messrs. Sillerman, Fuller and Dodds, we entered into substantial severance and/or consulting arrangements with these individuals for a variety of reasons, including to fulfill certain contractual obligations and for creative and strategic purposes. In addition, in 2010, we entered into new employment agreements with several members of management, including some whose previous agreements were expiring. As a result, the compensation committee has had the opportunity to re-evaluate several aspects of the compensation program and implement certain changes that it considers to be best practices, including the elimination in those new employment agreements of certain excise tax gross-up payments and single-trigger change- of-control payments. In addition the compensation committee has continued to implement aspects of the compensation program that it views as best practices, such as a focus on a pay-for-performance philosophy, a risk analysis of the compensation program and a mix of short- and long-term focused compensation.

Establishing the Compensation Program

To assist the compensation committee in fulfilling its responsibilities and to provide advice with respect to all matters relating to executive compensation and the compensation practices of similar companies, the compensation committee has retained an independent compensation consultant, Lyons, Benenson & Company Inc. The consultant is engaged by, and reports directly to, the compensation committee and does not perform other non-executive compensation consulting services for us. Harvey Benenson generally attends all meetings of the compensation committee on behalf of Lyons, Benenson & Company Inc.

The compensation committee’s process of reviewing the executive compensation program and setting compensation levels for our “named executive officers” or “NEOs” involves several components. During the first quarter of each year, the compensation committee reviews each NEO’s total compensation. The compensation committee members also meet regularly with the NEOs at various times during the year, formally within board meetings, which allows the compensation committee members to assess directly each NEO’s performance. The compensation committee also solicits input from all non-employee directors as to the Chairman and Chief Executive Officer’s performance during the year. These inputs are used in considering the compensation for the Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer annually presents his evaluation of each other NEO to the compensation committee, which includes a review of each officer’s contributions and performance over the past year, as well as his strengths, weaknesses and potential. The compensation committee also solicits input on the NEOs from other committees of our board of directors, which input is used in considering each NEO’s contribution and performance over the past year. The Chairman and Chief Executive Officer also presents compensation recommendations for each other NEO for the compensation committee’s consideration. Following the Chairman and Chief Executive Officer’s presentation and a review of data on competitive pay practices, the compensation committee makes its own assessments and formulates compensation decisions on each element of compensation for each of the NEOs.

The compensation committee makes its determinations after reviewing and analyzing the compensation of key executive officers in other communications and entertainment companies and may be guided in its decision making by the results of such analyses. The companies comprising this “peer” group for 2010 were: 4kids Entertainment, Inc.; Cablevision Systems Corporation; DreamWorks Animation SKG, Inc.; Gaiam, Inc.; Lions Gate Entertainment Corp.; Live Nation, Inc.; Marvel Entertainment, Inc.; Sirius XM Radio, Inc.; and World Wrestling Entertainment, Inc. The compensation committee used this group to consider the form and structure of compensation elements among communications and entertainment companies having some characteristics in common with us. The compensation committee believes that there are no companies that are exactly comparable to us due to the unique combination of assets that we hold. The companies comprising the peer group, however, are all entertainment-based, and in that regard the compensation committee considers these companies to be reasonably comparable to us in terms of business purpose. The compensation committee also believes that these companies are representative of the market place in which we compete for executive talent. The key executive compensation structures and levels reported by these companies were taken into account in determining the mix and level of compensation for each of our key executives. Other factors taken into account included the scope and impact and complexity and difficulty of each of position, the specialized knowledge that each incumbent possesses that is of particular value to our company, the performance of each incumbent, and the criticality of the incumbent to the short- and long-term success of the company. Specific weights were not assigned to each factor; rather the compensation committee evaluated all of these factors in total in making its determinations on base salary levels, target and maximum bonus opportunities and long-term incentive compensation opportunities for each of our executives.

With respect to the compensation committee’s review of new employment contracts with Messrs. Tytel and Benson in 2010, the compensation committee also reviewed the incentive arrangements with staff executives at The Walt Disney Company, Time Warner and Comcast. Although all three of those companies operate in the entertainment industry, because of their size, which is significantly larger than the Company, the compensation committee does not view them as being comparable. The structure, but not the levels, of the incentive compensation arrangements at those companies as they pertained to positions comparable to Messrs. Tytel and Benson’s positions were of interest. They did not, however, play a significant role in determining the compensation levels for the positions in question.

Components of Compensation for Named Executive Officers

Base Salary

The Company believes that entering into employment agreements with its most senior executives helps ensure that our core group of managers will be available to us and our stockholders on a long-term basis. In February 2010, we entered into new employment agreements with Messrs. Tytel and Benson following the expiration of their original employment agreements and we entered into a new employment agreement with Mr. Ferrel upon his appointment as Chief Executive Officer of the Company in May 2010. In establishing the salaries for Messrs. Tytel and Benson under their new employment agreements, the compensation committee reviewed the salaries of other executives holding similar positions, with comparable experience, at the peer group companies. Mr. Ferrel’s salary under his new employment agreement was a result of negotiations between the compensation committee and Mr. Ferrel. In the new employment agreements with Messrs. Tytel and Benson, the compensation committee eliminated a provision from the original employment agreements which provided for a non-discretionary annual escalation of base salary. The employment agreement with Mr. Fox, which we entered into with Mr. Fox prior to Mr. Fox becoming an NEO and which was not initially subject to compensation committee approval, contains a provision for an annual escalation of base salary by five percent (5%).

For a detailed description of the employment agreements with the NEOs, see “Employment Agreements and Potential Payments upon Termination or Change of Control” below.

Annual Incentives

2010 Annual Incentives

In March 2010, the compensation committee adopted a 2010 annual incentive compensation plan applicable to Messrs. Sillerman, Tytel and Benson. The 2010 annual incentive compensation plan provided a target bonus for each executive and established financial performance goals for us which, if achieved at varying levels, would result in payment of an escalating percentage of such target bonus to the executive. The compensation committee selected OIBDAN-based financial targets to measure achievement because it considered OIBDAN to be an important indicator of the operational strengths and performances of our businesses and because it was our preferred measure of cash flow. OIBDAN, a non-GAAP financial metric generally employed as a measure of cash flow, is defined for the purposes of the senior executive incentive compensation plan as operating income or loss and before corporate expense, non-cash depreciation of tangible assets, non-cash amortization of intangible assets, non-cash compensation and other non-cash charges, such as charges for impairment of intangible assets and certain one-time adjustments. In May 2010, following Mr. Sillerman’s departure and in connection with Mr. Ferrel’s appointment as Chief Executive Officer, the compensation committee agreed that Mr. Ferrel would be eligible to receive bonuses under our annual incentive compensation plan but that any bonus paid to Mr. Ferrel for 2010 would be at the discretion of the compensation committee.

The 2010 annual incentive compensation plan was structured as a formulaic calculation, incorporating the OIBDAN budget goals established by management at the outset of 2010, and establishing threshold, target and maximum performance levels. The OIBDAN performance levels were established following the compensation committee’s consideration of management’s budget expectation for 2010 and other discussions that had taken place with management in which the OIBDAN expectations for 2010 had been discussed.

		Percentage of	Percentage of
	Corporate	Performance	Target Bonus
Performance Level	OIBDAN(1)	Target	Fund Earned
	($ in millions)	(%)	(%)

Threshold	76.50	90	50
Target	85.00	100	100
Maximum	102.00	120	200

(1)	Amounts are after accrual for bonuses due at the indicated level of performance achievement.

Between OIBDAN of $76.5 million and $85.0 million, the percent of the target bonus would increase by five percentage points for each one percentage point increment in OIBDAN between $76.5 million and $85.0 million. Between OIBDAN of $85.0 million and $102.0 million, the percent of the target bonus would also increase by five percentage points for each one percentage point increment in OIBDAN between $85.0 million and $102.0 million. The 2010 annual incentive compensation plan also established that the compensation committee would adjust performance results at year-end for the effect of non-recurring and previously unforeseen matters and events that might have affected OIBDAN.

The compensation committee determined target bonus amounts for each executive officer based on competitive data compiled on our peer group as well as additional data (annual incentive structures, not levels) drawn from the public filings pertaining to key executive compensation in the additional peer companies described above. The target amount for each executive, the total formulaic amount earned and the total bonus paid to each executive are reflected in the chart below (amounts in dollars unless otherwise indicated):

			Total Formulaic
	Target		Bonus Earned		Total Bonus
Executive Officer	Amount		Under Plan		Paid for 2010

Michael G. Ferrel	—	(1)	—		400,000
Howard J. Tytel	450,000		—		150,000
Thomas P. Benson	350,000		—		150,000
Robert F. X. Sillerman	1,600,000		—	(2)	—	(2)

(1)	In establishing Mr. Ferrel’s eligibility to participate in the 2010 annual incentive compensation plan, the compensation committee determined that no target bonus would be established and that any bonus paid to Mr. Ferrel would be at the discretion of the compensation committee due to the fact that Mr. Ferrel was newly appointed as our Chief Executive Officer.

(2)	Mr. Sillerman’s employment with the Company ended on May 6, 2010.

Although no bonuses were earned pursuant to the terms of the 2010 annual incentive compensation plan, Mr. Ferrel reviewed with the Committee the accomplishments of each member of the management team during the portion of the year following the transition of the Chief Executive Officer position from Mr. Sillerman to Mr. Ferrel. Mr. Ferrel indicated that the top management team had been most effective in implementing an organizational restructuring and in reducing operating expenses. Mr. Ferrel also indicated that it would be difficult to motivate the key managers going forward if their efforts for the prior year were not recognized through the payment of bonuses. For these reasons, Mr. Ferrel requested that the Committee award the discretionary bonuses indicated above to Messrs. Tytel and Benson. The Committee concluded that Mr. Ferrel had met or exceeded the restructuring and cost reduction goals it had established coincident with his employment, and on that basis awarded him a discretionary bonus of $400,000.

In addition to the annual incentive compensation plan described above, in connection with the appointment of Robert Dodds as Chief Executive Officer of 19 Entertainment on January 29, 2010, and the accompanying amendment to his employment agreement, the compensation committee approved a calendar year 2010 bonus plan for Mr. Dodds. As described elsewhere, Mr. Dodds’ employment with 19 Entertainment was terminated on October 1, 2010. Upon the recommendation of management, the compensation committee agreed that a portion of Mr. Dodds’ severance payment was attributable to the target bonus amount of £500,000 established by the bonus plan applicable to Mr. Dodds.

As described below under “Employment Agreements and Potential Payments upon Termination or Change of Control,” the employment agreement with Mr. Fox, which we entered into with him prior to Mr. Fox becoming an NEO and which was not initially subject to compensation committee approval, provides that Mr. Fox is entitled to receive a bonus payment during each year or partial year of the term of his agreement. In 2010, Mr. Fox received an annual bonus of $125,000, which was the guaranteed minimum bonus pursuant to his employment agreement.

Also as described below under “Employment Agreements and Potential Payments upon Termination or Change of Control,” Mr. Fuller received $11,857,866 of payments in 2010 pursuant to his post-employment consulting agreement with 19 Entertainment Limited. These payments compensated him for providing consulting services, including executive producer services, to 19 Entertainment in respect of its American Idol, So You Think You Can Dance and If I Can Dream programs and, through July 2010, for providing creative and strategic advice with respect to our overall business.

2011 Annual Incentive Compensation Plan

In March 2011, the compensation committee adopted an annual incentive compensation plan for 2011 applicable to Messrs. Ferrel, Tytel, Benson and Fox. The 2011 annual incentive compensation plan establishes financial performance goals for us, which, if achieved at varying levels, results in payment of an escalating percentage of the target bonus to the executives. The compensation committee selected financial targets based upon operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (“EBITDA”) to measure achievement because it considers EBITDA to be an important indicator of the operational strengths and performances of our businesses. In 2011, we renamed our preferred measure of cash flow from OIBDAN to EBITDA, but consider the two measures to be equivalent.

The bonus for Mr. Fox will be governed by the terms of his employment agreement; however, the compensation committee has the discretion to grant additional amounts, if desired. All other bonuses granted under the 2011 annual incentive compensation plan will be based on our performance achievement as measured by EBITDA, which will be weighted as seventy percent (70%) of the total bonus, and on individual performance assessments, which will be weighted as thirty percent (30%) of the total bonus. The company performance component of the bonus will be earned based upon the funding formula described below. The individual performance component of the bonus will be awarded at the discretion of the compensation committee. The financial performance target is $61.5 million and is based solely on an EBITDA target for us on a consolidated basis, after accrual for all bonuses (the “2011 Performance Target”). For 2011, the compensation committee adopted target bonuses for Mr. Ferrel of $1,000,000 ($700,000 based upon our performance and $300,000 based upon individual performance), for Mr. Tytel of $450,000 ($315,000 based on our performance and $135,000 based on individual performance) and for Mr. Benson of $350,000 ($245,000 based upon our performance and $105,000 based on individual performance).

The funding formula for the bonuses of Messrs. Ferrel, Tytel and Benson is as follows. Below the threshold of 95% of the 2011 Performance Target, no bonus would be earned. At 95% achievement of the 2011 Performance Target, 50% of the target bonus based upon our performance would be earned. The percent of the target bonus based upon our performance earned will increase by ten percentage points for each one percentage point increment in EBITDA between 95% and 100% of the 2011 Performance Target. At 100% achievement of the 2011 Performance Target, 100% of the target bonus based upon company performance would be earned. The percent of the target bonus based upon our performance earned will increase by five percentage points for each one percentage point increment in EBITDA between 100% and 120% of the 2011 Performance Target. At 120% achievement of the 2011 Performance Target, 200% of the target bonus based upon company performance would be earned.

With respect to Mr. Fox’s bonus for 2011, his employment agreement provides that he shall receive a guaranteed minimum annual bonus equal to 25% of his base salary for the year. Mr. Fox could also earn additional bonus amounts under the terms of his employment agreement if we meet certain financial performance goals. The financial performance target for 2011 is $55,664,000 and is based solely on an EBITDA target for us on a consolidated basis (the “Fox 2011 Performance Target”). Below the threshold of 90% of the Fox 2011 Performance Target, no additional bonus would be earned above Mr. Fox’s guaranteed minimum annual bonus. If we achieve at least 90% of the Fox 2011 Performance Target, the cash bonus payable to Mr. Fox would increase to an amount equal to 50% of his base salary. If we achieve at least 100% of the Fox 2011 Performance Target, the cash bonus payable to Mr. Fox would increase to an amount equal to 75% of his base salary. If we achieve at least 105% of the Fox 2011 Performance Target, the cash bonus payable to Mr. Fox would increase to an amount equal to 100% of his base salary and a grant of options to purchase 50,000 shares of our common stock would be recommended for approval by management to the compensation committee. The compensation committee retains the discretion to approve such a grant.

Each of the target bonuses which are based upon our financial performance described above are intended to qualify for the exemption from the deduction limitations of Internal Revenue Code section 162(m).

Long-Term Incentives

We maintain the 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”), which was adopted by our board of directors in February 2005 and subsequently approved by our stockholders at a special meeting in March 2005. This plan, which is administered by the compensation committee, permits the use of stock options, restricted stock, stock, performance shares or awards, stock appreciation rights and other forms of long-term incentives.

Upon the recommendation of management, in March 2010, the compensation committee approved grants of stock options for 1,111,500 shares to 41 employees of the Company and our subsidiaries. Among these stock options, 350,000 were granted to Mr. Sillerman, 125,000 were granted to each of Messrs. Tytel and Benson and 100,000 were granted to Mr. Fox. In considering management’s recommendations, the compensation committee reviewed the duties and responsibilities, salary levels and performance assessments of each of the prospective stock option recipients (as well as each executive’s existing stock ownership in us and the existence or lack of any vesting provisions or restrictions on resale with respect thereto) and approved all requested grants. Mr. Fox’s employment agreement provides that during each year of its term, a grant of options to purchase 100,000 shares of our common stock would be recommended by management to the compensation committee for approval. The compensation committee retains the discretion to approve such a grant. As noted above, for 2010, the compensation committee did approve such a grant.

In January 2007, the compensation committee adopted a policy whereby all annual awards of stock options issued in connection with the year-end compensation review are to be granted on the first business day that is 72 hours after the release of our earnings. We believe that this policy aligns our employee’s interests with those of our stockholders as the price of award grants will be determined at a time when there is maximum transparency regarding our financial results. In addition to these annual grants, management and the compensation committee retain the flexibility to make grants of equity awards from time to time during the year, including to new employees. Equity awards to new employees will be granted and priced at the close of the market on the day that employment commences. In accordance with this policy, all stock options approved by the compensation committee in March 2010 were granted on March 19, 2010, which was the first business day 72 hours after the filing of our annual report on Form 10-K for the year ended December 31, 2009.

In connection with the termination of Mr. Fuller’s employment with 19 Entertainment in January 2010 (as more fully described below under “Employment Agreements and Potential Payments upon Termination or Change of Control”), options to acquire 290,000 shares of common stock held by Mr. Fuller, which had not yet vested became fully vested and exercisable. In connection with the termination of Mr. Sillerman’s employment with the Company in May 2010 (as more fully described below under “Employment Agreements and Potential Payments upon Termination or Change of Control”), options to acquire 600,000 shares of common stock held by Mr. Sillerman, which had not yet vested became fully vested and exercisable. In each case, the compensation committee approved the terms of the separation with the executive, including the acceleration of vesting of the stock options.

Our board of directors adopted the CKX, Inc. 2011 Omnibus Long-Term Incentive Compensation Plan, which we refer to herein as the 2011 Plan, on March 31, 2011, subject to its receipt of stockholder approval at our 2011 annual stockholders meeting. The 2011 Plan is more fully described below under “2011 Omnibus Long-Term Incentive Compensation Plan.”

Perquisites

We have historically provided our NEOs with certain perquisites and other personal benefits. Perquisites to the named NEOs for 2010 included the following:

•	A $24,000 car allowance to each of Messrs. Tytel and Benson, a $8,000 car allowance to Mr. Sillerman and a $760 car allowance to Mr. Fuller. We provided a $5,156 car insurance allowance to Mr. Dodds.

•	Health and insurance premiums paid for each of Messrs. Tytel and Benson in the amount of $24,691, to Mr. Fox in the amount of 20,371, to Mr. Ferrel in the amount of $20,063, to Mr. Sillerman in the amount of 10,288 and for Mr. Dodds in the amount of $7,382.

•	A contribution of £100 ($165 as of April 28, 2011) to a personal pension scheme maintained in the United Kingdom by Mr. Fuller on his behalf.

•	Certain of our employees were permitted to provide services to Mr. Sillerman and/or entities he controls, provided that we were reimbursed for the fair value of such services, as determined by the compensation committee. The compensation committee determined the value of the services provided in 2010 by certain of our employees to Mr. Sillerman and/or entities he controls was $107,080. Mr. Sillerman’s salary and consulting payments for the year ended December 31, 2010, was reduced by such amount to compensate us for such services.

401(k) Plan

We maintain a retirement savings plan, or a 401(k) Plan, for the benefit of its eligible employees. Employees eligible to participate in our 401(k) Plan are those employees who have attained the age of 21 and have been employed by us for a period of at least three months. Employees may elect to defer their compensation up to the statutorily prescribed limit. We match 100% of the first 3% of each employee’s salary deferred into the plan and 50% of the next 2% of an employee’s salary deferred into the plan in cash. The matching funds provided by us, along with employees’ deferrals are 100% vested when contributed. During 2010, we provided $9,800 in matching contributions to our 401(k) Plan for each of Messrs. Sillerman, Tytel and Benson and $2,750 in matching contributions to our 401(k) Plan for Mr. Fox. The 401(k) Plan is intended to qualify under Internal Revenue Code sections 401(a) and 501(a). As such, the contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the plan, and all contributions are deductible by us when made.

Internal Revenue Code Section 162(m)

Beginning in 1994, the Omnibus Reconciliation Act of 1993 amended Internal Revenue Code section 162(m), limiting to $1 million the amount that may be deducted by a publicly held corporation for compensation paid to each of its named executives in a taxable year, unless the compensation in excess of $1 million is “qualified performance-based compensation.” We and the compensation committee have determined that our general policy is to design our short-term and long-term compensation plans to qualify in part for the exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives. Stockholder approval of the 2005 Plan has previously been sought and obtained, thereby ensuring that qualifying grants made pursuant to that plan will qualify for the performance-based exemption. Stockholder approval of the 2011 Plan will be sought at the 2011 annual stockholder meeting in order to ensure that qualifying grants made pursuant to that plan will qualify for the performance-based exemption. While the compensation committee considers the impact of this rule when developing executive compensation programs, it retains the flexibility to structure our compensation programs in ways that best promote our interests and the interests of our stockholders. Except for a portion of the bonus amounts paid to Messrs. Ferrel and Tytel, the compensation committee believes that all payments made under the plan that resulted in an executive receiving in excess of $1.0 million for 2010 are exempt from the limits on deductibility pursuant to Internal Revenue Code section 162(m).

Compensation Committee Report*

The compensation committee has reviewed and discussed the Compensation Discussion & Analysis with management and, based on that review and discussion, recommends to the board that it be included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Members of the Compensation Committee

Edwin M. Banks, Chairman
Kathleen Dore
Jacques D. Kerrest

*	The material in this report is not “solicitation material,” is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

2010 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2010, by both individuals who served as our Chief Executive Officer during 2010, by our Chief Financial Officer and by the four other most highly compensated executive officers employed by us (the “named executive officers”) who served in such capacities during 2010. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

									Change in
									Pension
									Value and
									Nonqualified
									Deferred
					Stock		Option		Compensation
	Fiscal	Salary		Bonus(1)	Awards		Awards		Earnings	All Other
Name and Principal Position	Year	($)		($)	($)		($)		($)	Compensation		Total

Michael G. Ferrel	2010	$648,718		$400,000	—		—		—	$126,515	(3)	$1,175,233
Chairman and Chief(2)	2009	—		—	—		—		—	$113,746	(4)	$113,746
Executive Officer	2008	$727,014		—	—		—		—	$56,986	(5)	$784,000
Robert F.X. Sillerman	2010	$312,931	(6)	$—	—		$920,500	(7)	—	$4,220,650	(8)	$5,454,081
Former Chairman and	2009	$626,324	(9)	$506,000	—		$497,500	(10)	—	$231,413	(11)	$1,861,237
Chief Executive Officer(6)	2008	$595,050	(12)	$1,150,000	—		—		—	$216,692	(13)	$1,961,742
Thomas P. Benson	2010	$687,248		$150,000	—		$328,750	(14)	—	$58,491	(15)	$1,224,489
Executive Vice President,	2009	$544,807		$300,000	—		$199,000	(16)	—	$57,546	(17)	$1,101,353
Chief Financial Officer and Treasurer	2008	$519,078		$225,000	—		—		—	$56,986	(18)	$801,064
Howard J. Tytel	2010	$845,007		$150,000	—		$328,750	(14)	—	$58,491	(15)	$1,382,248
Senior Executive Vice President,	2009	$786,944		$102,781	—		$199,000	(16)	—	$57,546	(17)	$1,146,271
Director of Legal and	2008	$749,684		$275,000	—		—		—	$56,986	(18)	$1,081,670
Governmental Affairs
Kraig G. Fox	2010	$506,250		$125,000	—		$263,000	(19)	—	$23,121	(20)	$917,371
Executive Vice President,	2009	$418,066		$125,000	—		$99,500	(21)	—	$20,745	(22)	$663,311
Chief Operating Officer	2008	$380,501		$135,000	—		$30,090	(23)	—	$20,998	(22)	$566,589
Simon Fuller	2010	$28,425		$—	—		—		—	$14,155,123	(26)	$14,183,548
Former Chief Executive Officer of	2009	$828,198		$1,173,750	—		$497,500	(27)	—	$21,597	(28)	$2,521,045
19 Entertainment Limited(24)(25)	2008	$1,038,757		$1,488,910	$1,700,000	(29)	—		—	$25,601	(30)	$4,253,268
Robert Dodds	2010	$1,879,944		$—	—		—		—	$2,920,267	(31)	$4,800,211
Former Chief Executive Officer of	2009	$626,000		$469,500	—		$248,750	(32)	—	$11,593	(33)	$1,355,843
19 Entertainment Limited(24)(25)	2008	$742,200		$185,600	—		$17,700	(34)	—	$12,138	(35)	$957,638

(1)	Bonus amounts are included in this “Bonus” column for the fiscal year in which the bonus was earned, although bonus amounts are typically paid in the first quarter of the following year.

(2)	Mr. Ferrel served as our President until his resignation on December 18, 2008. Mr. Ferrel then performed consulting services for us until he was appointed as our Chief Executive Officer on May 6, 2010.

(3)	Includes: (a) $20,063 of health and dental insurance premiums paid by us on behalf of Mr. Ferrel and (b) $106,452 of consulting payments made to Mr. Ferrel prior to May 6, 2010, pursuant to his consulting agreement with us.

(4)	Includes: (a) $23,746 of health and dental insurance premiums paid by us on behalf of Mr. Ferrel and (b) $90,000 of consulting payments made to Mr. Ferrel pursuant to his consulting agreement with us.

(5)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by us on behalf of Mr. Ferrel; and (c) $9,200 of matching contributions made by us to Mr. Ferrel’s account under our 401(k) Plan.

(6)	Mr. Sillerman’s employment with us ended on May 6, 2010, but we have engaged him to perform consulting services through May 30, 2011. The amount of $75,167 was withheld from Mr. Sillerman’s annual salary and $39,600 from his consulting payments during 2010 in anticipation of compensating us for services performed by our employees for Mr. Sillerman or entities he controls. The compensation committee determined that our employees have provided services valued at $107,080 for Mr. Sillerman in 2010. This amount has been included under the column “All Other Compensation.” In May 2011, we will apply the amount of $7,687, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2010, to services provided in the first quarter of 2011. Although this amount will be paid in 2011, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2010.

(7)	Represents the weighted average fair value of $2.63 on the grant date of options to acquire 350,000 shares of our common stock granted to Mr. Sillerman on March 19, 2010. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(8)	Includes: (a) $8,000 car allowance; (b) $10,288 of health and dental insurance premiums paid by us on behalf of Mr. Sillerman; (c) $9,800 of matching contributions made by us to Mr. Sillerman’s account under our 401(k) Plan; (d) $107,080 for services provided by our employees for Mr. Sillerman and/or entities he controls; (e) $3,366,749 of severance; and (f) $718,733 of payments made to Mr. Sillerman pursuant to his consulting agreement with us.

(9)	The amount of $208,130 was withheld from Mr. Sillerman’s annual salary during 2009 in anticipation of compensating us for services performed by our employees for Mr. Sillerman or entities he controls. The compensation committee determined that our employees have provided services for Mr. Sillerman in 2009 valued at $173,867. This amount has been included under the column “All Other Compensation.” In March 4, 2010, we paid Mr. Sillerman the amount of $34,263, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2009. Although this amount was paid in 2010, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2009.

(10)	Represents the weighted average fair value on the grant date of options to acquire 250,000 shares of our common stock granted to Mr. Sillerman on March 13, 2009. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(11)	Includes: (a) $24,000 car allowance; (b) $23,746 of health and dental insurance premiums paid by us on behalf of Mr. Sillerman; (c) $9,800 of matching contributions made by us to Mr. Sillerman’s account under our 401(k) Plan; and (d) $173,867 for services provided by our employees for Mr. Sillerman and/or entities he controls.

(12)	The amount of $172,954 was withheld from Mr. Sillerman’s annual salary during 2008 in anticipation of compensating us for services performed by our employees for Mr. Sillerman or entities he controls. The compensation committee determined that our employees have provided services for Mr. Sillerman in 2008 valued at $159,706. This amount has been included under the column “All Other Compensation.” In March 2009, we paid Mr. Sillerman the amount of $13,248, representing the difference between the amount withheld and the value of the services provided to Mr. Sillerman during 2008. Although this amount was paid in 2009, it is included under “Salary” above since it relates to Mr. Sillerman’s compensation for the fiscal year ended December 31, 2008.

(13)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by us on behalf of Mr. Sillerman; (c) $9,200 of matching contributions made by us to Mr. Sillerman’s account under our 401(k) Plan; and (d) $159,706 for services provided by our employees for Mr. Sillerman and/or entities he controls.

(14)	Represents the weighted average fair value of $2.63 on the grant date of options to acquire 125,000 shares of our common stock granted to the named executive officer on March 19, 2010. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(15)	Includes: (a) $24,000 car allowance; (b) $24,691 of health and dental insurance premiums paid by us on behalf of the named executive officer; and (c) $9,800 of matching contributions made by us to the named executive officer’s account under our 401(k) Plan.

(16)	Represents the weighted average fair value on the grant date of options to acquire 100,000 shares of our common stock granted to the named executive officer on March 13, 2009. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(17)	Includes: (a) $24,000 car allowance; (b) $23,746 of health and dental insurance premiums paid by us on behalf of the named executive officer; and (c) $9,800 of matching contributions made by us to the named executive officer’s account under our 401(k) Plan.

(18)	Includes: (a) $24,000 car allowance; (b) $23,786 of health and dental insurance premiums paid by us on behalf of the named executive officer; and (c) $9,200 of matching contributions made by us to the named executive officer’s account under our 401(k) Plan.

(19)	Represents the weighted average fair value of $2.63 on the grant date of options to acquire 100,000 shares of our common stock granted to Mr. Fox on March 19, 2010. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(20)	Includes: (a) $20,371 of health and dental insurance premiums paid by us on behalf of Mr. Fox; and (c) $2,750 of matching contributions made by us to Mr. Fox’s account under our 401(k) Plan.

(21)	Represents the weighted average fair value on the grant date of options to acquire 50,000 shares of our common stock granted to Mr. Fox on March 13, 2009. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(22)	Represents health and dental insurance premiums paid by us on behalf of Mr. Fox.

(23)	Represents the weighted average fair value on the grant date of options to acquire 8,500 shares of our common stock granted to Mr. Fox on March 6, 2008. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(24)	With the exception of certain of the consulting fees paid to Mr. Fuller, these executives are paid in U.K. pounds sterling. The average exchange rates applied in 2008, 2009 and 2010 were $1.85518, $1.565 and $1.5517, respectively, per U.K. pound sterling.

(25)	Mr. Fuller resigned as Chief Executive Officer of 19 Entertainment Limited on January 13, 2010, but continues to perform consulting services for 19 Entertainment Limited. Mr. Dodds, who previously served as President of 19 Entertainment Limited since August 2006, was appointed to the position of Chief Executive Officer of 19 Entertainment Limited on January 29, 2010. Mr. Dodds’ employment with 19 Entertainment Limited ended on October 1, 2010.

(26)	Includes: (a) a $741 car allowance; (b) $2,296,516 of severance; and (c) $11,857,866 of payments made to Mr. Fuller pursuant to his consulting agreement with 19 Entertainment Limited.

(27)	Represents the weighted average fair value on the grant date of options to acquire 250,000 shares of our common stock granted to Mr. Fuller on March 13, 2009. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(28)	Includes a $21,597 car allowance.

(29)	Represents the fair value on the grant date of 200,000 shares of restricted stock granted to Mr. Fuller in 2008. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(30)	Includes a $25,601 car allowance.

(31)	Includes: (a) $5,032 car insurance; (b) $5,797 of health insurance premiums paid by 19 Entertainment on behalf of Mr. Dodds; and (c) $2,909,438 of severance.

(32)	Represents the weighted average fair value on the grant date of options to acquire 125,000 shares of our common stock granted to Mr. Dodds on March 13, 2009. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(33)	Includes: (a) $4,930 car insurance and (b) $6,663 of health insurance premiums paid by 19 Entertainment on behalf of Mr. Dodds.

(34)	Represents the weighted average fair value on the grant date of options to acquire 5,000 shares of our common stock granted to Mr. Dodds on March 6, 2008. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report.

(35)	Includes: (a) $4,969 car insurance and (b) $7,169 of health insurance premiums paid by19 Entertainment on behalf of Mr. Dodds.

Grants of Plan-Based Awards in Fiscal Year 2010

We granted a total of 1,296,500 options pursuant to our 2005 Omnibus Incentive Compensation Plan during the fiscal year ended December 31, 2010. The following table sets forth the number of stock options granted to the named executive officers in such fiscal year:

All
								Other	All Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive			Shares	Securities	Price of	Stock
		Plan Awards			Plan Awards			of Stock	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	($)	($)	($)	(#))	(#)	($/Sh)	Awards

Michael G. Ferrel	—	—	—	—	—	—	—	—	—	—	—
Robert F.X. Sillerman(2)	3/19/2010	—	—	—	—	—	—	—	350,000	$5.66	$920,500	(1)
Thomas P. Benson	3/19/2010	—	—	—	—	—	—	—	125,000	$5.66	$328,750	(1)
Howard J. Tytel	3/19/2010	—	—	—	—	—	—	—	125,000	$5.66	$328,750	(1)
Kraig G. Fox	3/19/2010	—	—	—	—	—	—	—	100,000	$5.66	$263,000	(1)
Simon Fuller(3)	—	—	—	—	—	—	—	—	—	—	—
Robert Dodds(4)	—	—	—	—	—	—	—	—	—	—	—

(1)	The present value of each option is $2.63, the estimated fair value calculated using the Black-Scholes pricing model at the date of the option grant. The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board ASC Topic 718. For the assumptions made in such valuation, see note 13 to our consolidated financial statements contained in the Original Report.

(2)	Mr. Sillerman’s employment with us ended on May 6, 2010.

(3)	Mr. Fuller’s employment with 19 Entertainment Limited ended on January 13, 2010.

(4)	Mr. Dodds’ employment with 19 Entertainment Limited ended on October 1, 2010.

Outstanding Equity Awards at December 31, 2010

	Option Awards							Stock Awards
													Equity
													Incentive
												Equity	Plan
												Incentive	Awards:
												Plan	Market or
												Awards:	Payout
					Equity							Number of	Value of
					Incentive					Market		Unearned	Unearned
					Plan			Number of		Value of		Shares,	Shares,
					Awards:			Shares		Shares		Units or	Units or
	Number of		Number of		Number of			or Units		or Units		Other	Other
	Securities		Securities		Securities			of Stock		of Stock		Rights	Rights
	Underlying		Underlying		Underlying			That		That		That	That
	Unexercised		Unexercised		Unexercised	Option		Have		Have		Have	Have
	Options		Options		Unearned	Exercise	Option	Not		Not		Not	Not
	(#)		(#)		Options	Price	Expiration	Vested		Vested		Vested	Vested
Name	Exercisable		Unexercisable		($)	($)	Date	(#)		(#)		(#)	($)

Michael G. Ferrel	—		—		—	—	—	—		—		—	—
Robert F.X. Sillerman(1)	250,000	(2)	—		—	$4.19	3/13/2019	—		—		—	—
	350,000	(2)	—		—	$5.66	3/19/2020	—		—		—	—
Thomas P. Benson	20,000		80,000	(3)	—	$4.19	3/13/2019	—		—		—	—
	—		125,000	(4)	—	$5.66	3/19/2020	—		—		—	—
Howard J. Tytel	20,000		80,000	(3)	—	$4.19	3/13/2019	—		—		—	—
	—		125,000	(4)	—	$5.66	3/19/2020	—		—		—	—
Kraig G. Fox	3,000		2,000	(5)	—	$12.03	3/07/2017	2,000	(6)	$8,060	(7)	—	—
	3,400		5,100	(8)	—	$8.51	3/06/2018	—		—		—	—
	10,000		40,000	(9)	—	$4.19	3/13/2019	—		—		—	—
	—		100,000	(10)	—	$5.66	3/19/2020	—		—		—	—

Simon Fuller(11)	100,000	(12)	—		—	$12.20	7/19/2015	—		—		—	—
	250,000	(12)	—		—	$4.19	3/13/2019	—		—		—	—
Robert Dodds(13)	—		—		—	—	—	—		—		—	—

(1)	Mr. Sillerman’s employment with us ended on May 6, 2010.

(2)	In connection with the termination of Mr. Sillerman’s employment with us, the vesting of all of Mr. Sillerman’s stock options was accelerated as of such date and the respective expiration dates remained the tenth anniversary of the applicable grant.

(3)	20,000 of the named executive officer’s options vested on March 13, 2010. Because this chart reflects outstanding grants as of December 31, 2010, 20,000 of the named executive officer’s options that vested on March 13, 2011, are reflected as unvested in the chart above. Of the remaining 60,000 options, 20,000 vest on March 13, 2012, 20,000 vest on March 13, 2013 and 20,000 vest on March 13, 2014.

(4)	Because this chart reflects outstanding grants as of December 31, 2010, 25,000 of the named executive officer’s options that vested on March 19, 2011, are reflected as unvested in the chart above. Of the remaining 100,000 options, 25,000 vest on March 19, 2012, 25,000 vest on March 19, 2013, 25,000 vest on March 19, 2014 and 25,000 vest on March 19, 2015.

(5)	1,000 of Mr. Fox’s options vested on March 7, 2008, 1,000 vested on March 7, 2009, and 1,000 vested on March 7, 2010. Because this chart reflects outstanding grants as of December 31, 2010, 1,000 of Mr. Fox’s options that vested on March 7, 2011, are reflected as unvested in the chart above. The remaining 1,000 options vest on March 7, 2012.

(6)	Because this chart reflects outstanding grants as of December 31, 2010, 1,000 shares of restricted stock held by Mr. Fox that vested on March 5, 2011, are reflected as unvested in the chart above. The remaining 1,000 shares of restricted stock vest on March 5, 2012.

(7)	The closing price of our common stock on December 31, 2010, was $4.03.

(8)	1,700 of Mr. Fox’s options vested on March 6, 2009, and 1,700 vested on March 6, 2010. Because this chart reflects outstanding grants as of December 31, 2010, 1,700 of Mr. Fox’s options that vested on March 6, 2011, are reflected as unvested in the chart above. Of the remaining 3,400 options, 1,700 vest on March 6, 2012 and 1,700 vest on March 6, 2013.

(9)	10,000 of Mr. Fox’s options vested on March 13, 2010. Because this chart reflects outstanding grants as of December 31, 2010, 10,000 of Mr. Fox’s options that vested on March 13, 2011, are reflected as unvested in the chart above. Of the remaining 30,000 options, 10,000 vest on March 13, 2012, 10,000 vest on March 13, 2013 and 10,000 vest on March 13, 2014.

(10)	Because this chart reflects outstanding grants as of December 31, 2010, 20,000 of Mr. Fox’s options that vested on March 19, 2011, are reflected as unvested in the chart above. Of the remaining 80,000 options, 20,000 vest on March 19, 2012, 20,000 vest on March 19, 2013, 20,000 vest on March 19, 2014 and 20,000 vest on March 19, 2015.

(11)	Mr. Fuller’s employment with 19 Entertainment Limited ended on January 13, 2010.

(12)	In connection with the termination of Mr. Fuller’s employment with 19 Entertainment Limited on January 13, 2010, the vesting of all of Mr. Fuller’s stock options was accelerated as of such date and the respective expiration dates remained the tenth anniversary of the applicable date of grant.

(13)	Mr. Dodds’ employment with 19 Entertainment Limited ended on October 1, 2010, and all outstanding options were cancelled pursuant to their terms.

2010 Fiscal Year Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares		Value
	Acquired on	Realized on	Acquired on		Realized on
	Exercise	Exercise	Vesting		Vesting
Name	(#)	($)	(#)		($)

Michael G. Ferrel
Robert F.X. Sillerman(1)	—	—	—		—
Thomas P. Benson	—	—	—		—
Howard J. Tytel	—	—	—		—
Kraig G. Fox	—	—	1,000	(2)	$4,775
Simon Fuller(3)	—	—	—		—
Robert Dodds(4)	—	—	139,553	(5)	$687,996

(1)	Mr. Sillerman’s employment with us ended on May 6, 2010.

(2)	The shares, which were granted to Mr. Fox on March 5, 2007, vested on March 5, 2010, pursuant to their terms.

(3)	Mr. Fuller’s employment with 19 Entertainment Limited ended on January 13, 2010.

(4)	Mr. Dodds’ employment with 19 Entertainment Limited ended on October 1, 2010.

(5)	The shares were originally received by Mr. Dodds in connection with the sale of Freedom Media Limited to 19 Entertainment Limited by Mr. Dodds in 2006. The vesting of the shares was accelerated on October 1, 2010, pursuant to the terms of the Compromise Agreement reached with Mr. Dodds in connection with the termination of his employment.

Pension Benefits

None of our named executive officers is covered by a company sponsored pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement. However, Mr. Fuller maintains a personal pension scheme in the United Kingdom. In 2010, 19 Entertainment contributed £100 ($165 as of April 28, 2011) to such plan on behalf of Mr. Fuller.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not-tax-qualified.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Michael G. Ferrel

In June 2010, we entered into an employment agreement with our Chief Executive Officer, Michael G. Ferrel, effective retroactively to May 6, 2010. Mr. Ferrel’s employment agreement provides for an initial annual base salary of $1,000,000. The amount of the base salary will be reviewed annually by our board of directors and may be increased at the discretion of the board, but not decreased. Mr. Ferrel is eligible to receive during his continued satisfactory performance of his employment agreement an annual cash bonus to be determined in the discretion of our compensation committee. In addition, Mr. Ferrel is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the compensation committee. The term of the employment agreement commences on May 6, 2010, and continues until February 1, 2013, and includes a non-competition agreement between Mr. Ferrel and us which is operative during the term.

The employment agreement provides that in the event Mr. Ferrel’s employment is terminated without “cause,” as specified in his agreement, other than in connection with a change in control of the Company, he will be entitled to receive (a) his base salary through the date of termination, (b) a lump sum payment equal to two years of his base salary in effect at the time of termination and (c) a lump sum payment equal to $250,000 in consideration for Mr. Ferrel continuing to be subject to the non-competition provision of his employment agreement for six months following termination. After February 1, 2011, the lump sum payment described in clause (b) above will be reduced by 1/24th for each full month that Mr. Ferrel has been employed by us pursuant to his employment agreement, provided that the payment will not be reduced below the amount of his annual base salary in effect at the time of termination. Under the terms of the employment agreement, if within 12 months following a change in control of the Company, Mr. Ferrel’s employment is terminated without “cause,” he will be entitled to (a) his base salary through the date of termination, (b) an amount equal to (i) 2.99 multiplied by (ii) the average annual compensation received by Mr. Ferrel from the Company over the five calendar years immediately preceding the date of the change in control termination, with such product reduced by (iii) the value of any benefit received from the acceleration of lapsing of restrictions on stock or vesting of options and (c) a lump sum payment equal to $250,000 in consideration for Mr. Ferrel continuing to be subject to the non-competition provision of his employment agreement for six months following termination. The employment agreement provides for certain payments to be made to Mr. Ferrel or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability.” The employment agreement with Mr. Ferrel was approved by our compensation committee in recognition of the need to provide certainty to both us and Mr. Ferrel with respect to his continued and active participation in our growth.

Thomas P. Benson

Following expiration of Mr. Benson’s original employment agreement and upon recommendation of the Chief Executive Officer, effective as of February 1, 2010, we entered into a new employment agreement with Mr. Benson. Mr. Benson’s new employment agreement provides for an initial annual base salary of $700,000. The amount of the base salary will be reviewed annually by the compensation committee and may be increased at the discretion of the compensation committee, but not decreased. Mr. Benson is eligible to receive during his continued satisfactory performance of his new employment agreement an annual cash bonus to be determined in the discretion of the compensation committee, provided that Mr. Benson’s minimum annual target cash bonus under any incentive compensation plan adopted by the compensation committee will be at least $350,000. In addition, Mr. Benson is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the compensation committee. The employment agreement extends for a term of three years beginning as of February 1, 2010, and includes a non-competition agreement between Mr. Benson and us which is operative during the term.

The employment agreement with Mr. Benson provides that in the event his employment is terminated without “cause,” as specified in his agreement, other than in connection with a change in control of the Company, he will be entitled to receive his base salary through the date of termination and a lump sum payment equal to two years of his base salary in effect at the time of termination. After February 1, 2011, the lump sum payment will be reduced by 1/24th for each full month that Mr. Benson has been employed by the Company since February 1, 2010, provided that the payment will not be reduced below the amount of his annual base salary in effect at the time of termination. If within 12 months following a change in control of the Company, Mr. Benson’s employment is terminated without “cause,” he will be entitled to his base salary through the date of termination and a lump sum amount equal to the greater of the payment described above with respect to a termination without “cause” or one year of his base salary in effect at the time of termination plus the amount of the annual target cash bonus specified for the year in which such termination occurs. The employment agreement provides for certain payments to be made to Mr. Benson or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability.” The employment agreement with Mr. Benson was approved by the compensation committee in recognition of the need to provide certainty to both us and Mr. Benson with respect to his continued and active participation in our growth.

Howard J. Tytel

Following expiration of Mr. Tytel’s original employment agreement and after receipt of compensation committee approval, effective February 1, 2010, we entered into a new employment agreement with Mr. Tytel. Mr. Tytel’s new employment agreement provides for an initial annual base salary of $850,000. The amount of the base salary will be reviewed annually by the compensation committee and may be increased at the discretion of the compensation committee, but not decreased. Mr. Tytel is eligible to receive during his continued satisfactory performance of his new employment agreement an annual cash bonus to be determined in the discretion of the compensation committee, provided that Mr. Tytel’s minimum annual target cash bonus under any incentive compensation plan adopted by the compensation committee will be at least $450,000. In addition, Mr. Tytel is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the compensation committee. The employment agreement extends for a term of three years beginning as of February 1, 2010, and includes a non-competition agreement between Mr. Tytel and us which is operative during the term.

The employment agreement with Mr. Tytel provides that in the event his employment is terminated without “cause,” as specified in his agreement, other than in connection with a change in control of the Company, he will be entitled to receive his base salary through the date of termination and a lump sum payment equal to two years of his base salary in effect at the time of termination. After February 1, 2011, the lump sum payment will be reduced by 1/24th for each full month that Mr. Tytel has been employed by the Company since February 1, 2010, provided that the payment will not be reduced below the amount of his annual base salary in effect at the time of termination. If within 12 months following a change in control of the Company, Mr. Tytel’s employment is terminated without “cause,” he will be entitled to his base salary through the date of termination and a lump sum amount equal to the greater of the payment described above with respect to a termination without “cause” or one year of his base salary in effect at the time of termination plus the amount of the annual target cash bonus specified for the year in which such termination occurs. The employment agreement provides for certain payments to be made to Mr. Tytel or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability.” The new employment agreement was approved by the compensation committee in recognition of the need to provide certainty to both us and Mr. Tytel with respect to his continued and active participation in our growth.

Kraig G. Fox

Our board of directors appointed Kraig G. Fox to serve as our Chief Operating Officer on September 30, 2010. We had previously entered into an employment agreement with Mr. Fox as of October 1, 2009, with respect to Mr. Fox’s prior role as our Chief Corporate Development Officer. On October 13, 2010, we and Mr. Fox amended the employment agreement to reflect Mr. Fox’s new role with us and certain other terms.

Mr. Fox’s employment agreement provides for an initial annual base salary of $500,000, increased annually by five percent. The amount of the base salary will be reviewed annually by our board of directors and may be increased at the discretion of the board, but not decreased. In addition, Mr. Fox is eligible to receive during his continued satisfactory performance of his employment agreement a guaranteed minimum annual bonus equal to 25% of his base salary for the fiscal year. In the event that we achieve certain percentages of an annual performance target, the cash bonus payable to Mr. Fox could increase in an amount up to 100% of his base salary for the year in question and, if approved by our compensation committee, could include a grant of stock options. Moreover, Mr. Fox is eligible to receive an annual grant of restricted stock, stock options or other equity awards as determined by the compensation committee. The term of the employment agreement commenced on October 1, 2009, and continues until December 31, 2014, and includes a non-competition agreement between Mr. Fox and us which is operative during the term.

The employment agreement provides for certain payments to be made to Mr. Fox or his estate upon his death or disability as more fully described below under “Potential Payments upon Death or Disability.” In the event that, at the end of the term of his employment agreement, Mr. Fox is ready, willing and able to renew the agreement for an additional term of not less than three years and on consistent terms with this agreement and if we do not offer Mr. Fox such a renewal, then Mr. Fox is entitled to a payment of (a) his base salary then in effect for an additional 12-month period and (b) continued eligibility to participate in any benefit plans of the Company for an additional 12-month period. Assuming such a non-renewal, the approximate amount that would be due to Mr. Fox would be $661,262. In the event of a change of control of the Company, Mr. Fox is entitled to receive an additional tax-gross up payment to cover any taxes on the total amount he is entitled to receive (as described below) so that Mr. Fox receives the total amount, without any deduction for taxes. In the event of a “change in control” or if there is a termination without “cause” or a “constructive termination without cause,” in addition to the foregoing, all previously granted but unvested restricted shares of common stock or options to purchase common stock shall vest fully.

The amendment to the employment agreement provides that in the event Mr. Fox’s employment is terminated without “cause” or there is a “constructive termination without cause,” as specified in his agreement, other than due to disability or death, he will be entitled to receive (a) his base salary through the date of termination, (b) the cash equivalent of three years of his base salary in effect at the time of termination, (c) a cash bonus for each partial or full year remaining on the term of the amended employment agreement equal to the average of all bonuses paid or earned during the term of the amended employment agreement and (d) continued eligibility to participate in any of our benefit plans through the term. Under the terms of the amendment to the employment agreement, following a change in control of the Company, Mr. Fox may elect to terminate his employment and accelerate the expiration date of the employment agreement, in which case he will be entitled to (a) his base salary through the date of termination, (b) the cash equivalent of three years of his base salary in effect at the time of termination, unless (i) the change in control of the Company is consummated with any person with whom we have been engaged in discussions during the six months before October 13, 2010, and (ii) the change in control of the Company is consummated or a definitive agreement with respect to such change in control is executed within six months after October 13, 2010, then he would be entitled to the cash equivalent of four years of his base salary in effect at the time of termination, (c) a cash bonus for each partial or full year remaining on the term of the employment agreement equal to the average of all bonuses paid or earned during the term of the employment agreement and (d) continued eligibility to participate in any of our benefit plans through the term. The amendment to Mr. Fox’s employment agreement was approved by our compensation committee for several reasons. First, Mr. Ferrel determined that elevating Mr. Fox to the position of Chief Operating Officer was critical to achieving the reorganization and expense reduction objectives that had been established in connection with Mr. Ferrel’s appointment as Chief Executive Officer. Second, although the compensation committee requested a more comprehensive amendment of Mr. Fox’s existing employment agreement that would have, among other matters, further reduced the potential severance payments and eliminated the provision for the excise tax gross-up, Mr. Fox would not agree to the broader amendment of his existing agreement (which, as was noted above in “Compensation Discussion and Analysis”, was entered into by the company and Mr. Fox, who was not then an NEO, without review and approval by the compensation committee). Third, the severance that would be due to Mr. Fox under certain circumstances was being reduced by one year, which was clearly beneficial to us and our shareholders.

Robert F.X. Sillerman

In February 2005, we entered into an employment agreement with Mr. Sillerman under which he served as Chairman and Chief Executive Officer until the termination of his employment with us on May 6, 2010. The employment agreement provided for an initial annual base salary of $650,000, increased annually by the greater of five percent or the rate of inflation. Mr. Sillerman’s employment agreement commenced February 8, 2005, and had a term of six years, expiring February 7, 2011. Mr. Sillerman’s employment agreement was subsequently amended in 2008 and 2009.

In connection with Mr. Sillerman’s termination, we agreed to the terms of a separation and consulting agreement. Pursuant to the terms of the separation and consulting agreement, we agreed to treat Mr. Sillerman’s resignation as a “constructive termination without cause” for purposes of Mr. Sillerman’s pre-existing employment agreement with us. As a result, Mr. Sillerman received a cash severance payment of $3,316,749, we reimbursed Mr. Sillerman for certain unreimbursed business expenses incurred prior to separation and for $25,000 of legal fees incurred in connection with the separation and consulting agreement, and Mr. Sillerman received a cash payment of $95,721 in respect of his accrued but unused vacation. We also agreed to provide Mr. Sillerman with $25,000 in each of 2010, 2011 and 2012, and $10,000 each year thereafter, to cover certain of Mr. Sillerman’s health insurance costs. Pursuant to the terms of the agreement, all of our stock options held by Mr. Sillerman under our 2005 Plan became immediately exercisable in connection with his termination and, subject to Mr. Sillerman’s compliance with certain terms of the separation and consulting agreement, will remain exercisable for the remainder of their original term. Similar to the terms of his pre-existing employment agreement, we are obligated to provide Mr. Sillerman with a Internal Revenue Code section 280G “excess parachute payment” excise tax gross-up in certain circumstances. We also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman will receive a consulting fee of $1 million in connection with his continued availability to promote our best interests and the best interests of our subsidiaries for a one-year period following the execution of the separation and consulting agreement. In addition to the consulting fee, Mr. Sillerman will be reimbursed for the monthly cost of reasonable office space, an administrative assistant and a car and driver until December 31, 2011, with an aggregate monthly cost not to exceed $25,000. In consideration for the severance payment and the consulting fee, Mr. Sillerman released us from all claims arising out of his employment, stockholder and/or other relationship with us and the termination of such relationships. The indemnification and confidentiality provisions in Mr. Sillerman’s pre-existing employment agreement are to remain in full force and effect and we agreed to enter into a mutual non-disparagement provision.

Simon R. Fuller

In connection with our acquisition of 19 Entertainment, we entered into an employment agreement with Simon Fuller under which he served as the Chief Executive Officer of 19 Entertainment until his resignation on January 13, 2010. The agreement was effective March 17, 2005, and provided for a term of six years. The employment agreement provided for an annual base salary of £480,000 (or $793,334 as of April 28, 2011). Following Mr. Fuller’s resignation, he is not entitled to receive any payments upon a change in control.

On January 13, 2010, we and 19 Entertainment entered into a compromise agreement with Mr. Fuller setting forth the terms of the termination of Mr. Fuller’s employment with 19 Entertainment. Under the compromise agreement, 19 Entertainment was required to pay Mr. Fuller a one time compensation payment of £480,000 (or $773,962 as of January 13, 2010) and a one time payment of £500,000 (or $806,210 as of January 13, 2010) as consideration for his ongoing confidentiality and certain other obligations under the compromise agreement. The compromise agreement provided for the accelerated vesting of 290,000 options to purchase shares of our common stock held by Mr. Fuller. In addition, Mr. Fuller held 200,000 shares of restricted stock and 60,000 options that had already vested prior to the date of the compromise agreement.

Also on January 13, 2010, 19 Entertainment and Mr. Fuller entered into a Consultancy Deed, pursuant to which 19 Entertainment has engaged Mr. Fuller as a consultant to provide services, including executive producer services, to 19 Entertainment in respect of its American Idol, So You Think You Can Dance and If I Can Dream programs. Mr. Fuller also agreed to provide creative and strategic advice with respect to our overall business through July 13, 2010, in consideration for which we will pay to Mr. Fuller £1.5 million (or $2.4 million as of January 13, 2010). In addition, in consideration for providing these services, Mr. Fuller will receive 10% of our net profits from each of the aforementioned programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs (the “Creative Consulting Fee”). For calendar year 2010, Mr. Fuller received $5.0 million as an advance against the Creative Consulting Fee, which was paid in the year ended December 31, 2010; a balance for 2010 of $4.1 million was paid in March 2011. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the Creative Consulting Fee, $3.0 million if Idols remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to us, but we may recoup the amount of such advances within each year from the Creative Consulting Fee payable to Mr. Fuller.

Robert Dodds

On January 29, 2010, Robert Dodds was appointed Chief Executive Officer of 19 Entertainment. Prior to this appointment, Mr. Dodds had served as President of 19 Entertainment since August 2006. In connection with this appointment, 19 Entertainment and Mr. Dodds entered into an Amendment to Mr. Dodds’ Service Agreement, which provided that effective from January 1, 2010, Mr. Dodds would receive an annual salary of £1.5 million (or $2,479,170 as of April 28, 2011) and provided that the term of Mr. Dodds’ Service Agreement ran until August 2011.

Due to the restructuring of 19 Entertainment that occurred in 2010, the employment of Mr. Dodds was terminated as of October 1, 2010. On September 29, 2010, the Company and 19 Entertainment entered into a compromise agreement with Mr. Dodds setting forth the terms of the termination of his employment with 19 Entertainment. Under the compromise agreement, 19 Entertainment was required to pay Mr. Dodds a one time severance payment of £1,870,000 (or $2,954,100 as of October 1, 2010) and a one time payment of £5,000 (or $7,899 as of October 1, 2010) as consideration for his ongoing confidentiality and certain other obligations under the agreement. The compromise agreement also provided for the accelerated vesting of 139,553 shares of our common stock originally received by Mr. Dodds in connection with 19 Entertainment’s acquisition in 2006 of Freedom Media Limited, which was owned by Mr. Dodds. Following Mr. Dodds’ termination, he is not entitled to receive any payments upon a change in control.

Potential Payments upon Termination or Change of Control

The amount of compensation payable to each named executive officer upon a termination without “cause” or a “constructive termination without cause” as described above is listed in the table below assuming a termination without “cause” or a “constructive termination without cause” occurred on December 31, 2010 (or on the date of the triggering event if the named executive officer’s termination actually occurred prior to December 31, 2010):

			Health/
			Insurance		Restricted	Stock
Name	Salary	Bonus	Benefits		Stock(1)	Options(1)	Total

Michael G. Ferrel	$2,000,000	$250,000	$49,382		—	—	$2,299,382
Robert F.X. Sillerman(2)	$3,316,749	$—	$185,000	(3)	—	—	$3,501,749
Thomas P. Benson	$1,400,000	$—	$49,382		—	—	$1,449,382
Howard J. Tytel	$1,700,000	$—	$49,382		—	—	$1,749,382
Kraig G. Fox	$1,518,050	$494,503	$81,483		$8,060	—	$2,102,096
Simon Fuller(4)(5)	$2,296,516	—	—		—	—	$2,296,516
Robert Dodds(4)(6)	$2,133,588	$775,850	—		—	—	$2,909,438

(1)	Based upon a closing market price of $4.03 on December 31, 2010.

(2)	Mr. Sillerman’s employment with us ended on May 6, 2010.

(3)	Represents $25,000 for payments made or to be made in 2010, 2011 and 2012 and $10,000 per year for payments in each year for an estimate of the remainder of Mr. Sillerman’s natural life.

(4)	Amounts were paid in U.K. pounds sterling. The average exchange rate applied in 2010 was $1.5517 per U.K. pound sterling.

(5)	Mr. Fuller’s employment with 19 Entertainment Limited ended on January 13, 2010.

(6)	Mr. Dodds’ employment with 19 Entertainment Limited ended on October 1, 2010.

The amount of compensation payable to each named executive officer upon a change of control as described above is listed in the table below assuming a change of control occurred on December 31, 2010:

			Health/
			Insurance	Restricted	Stock
Name	Salary	Bonus	Benefits	Stock(1)	Options(1)	Total

Michael G. Ferrel	$1,880,892	$250,000	$49,382	—	—	$2,180,274
Thomas P. Benson	$1,400,000	$—	$49,382	—	—	$1,449,382
Howard J. Tytel	$1,700,000	$—	$49,382	—	—	$1,749,382
Kraig G. Fox	$1,518,050	$494,503	$81,483	$8,060	—	$2,102,096

(1)	Based upon a closing market price of $4.03 on December 31, 2010.

None of Messrs. Ferrel, Benson, Tytel, Fuller or Dodds would be entitled to a tax gross-up payment on a change of control pursuant to the terms of their employment or compromise agreements, as applicable. Under the terms of Mr. Fox’s employment agreement, in the event a change-in-control payment constitutes an excess parachute payment, Mr. Fox is entitled to receive an additional tax-gross up payment to cover taxes on the total amount so that he receives the total amount, without any deduction for taxes. The terms of the separation agreement between Mr. Sillerman and us entitles Mr. Sillerman to receive an additional tax gross-up payment with respect to his agreed-upon “constructive termination without cause” severance payment if such payment were later determined to be an excess parachute payment. As all discussions with third parties to sell us were terminated as of late October 2010, the payment to Mr. Sillerman should not be treated as an excess parachute payment in a hypothetical change of control on December 31, 2010. None of Messrs. Tytel, Benson, Fuller or Dodds was entitled to a tax gross-up payment pursuant to the terms of their employment or compromise agreements, as applicable. The estimated amount of such tax gross-up payments, along with the total amount that would be paid to each of Messrs. Fox and Sillerman, are set forth in the table below assuming December 31, 2010, as the date of the change in control:

	Total		Total
	(Before Tax	Amount of	(After Tax
	Gross-Up	Gross-Up	Gross-Up
Name(1)	Payment)	Payment	Payment)

Kraig G. Fox	$2,102,096	$3,730,180	$5,832,596

(1)	The foregoing table omits Mr. Sillerman because he would not have been entitled to receive any tax gross-up payment if a change of control had occurred on December 31, 2010.

In addition to the foregoing, in the event of a “termination without cause,” a “constructive termination without cause,” or a “change in control,” all previously granted but unvested restricted shares of common stock or options to purchase common stock held by Messrs. Tytel and Benson shall vest fully. In the event of a “termination without cause,” a “constructive termination without cause,” a “change in control” or at the conclusion of the term of his employment agreement, all previously granted but unvested restricted shares of common stock or options to purchase common stock held by Mr. Fox shall vest fully. As of December 31, 2010, Messrs. Benson and Tytel each held unvested stock options to acquire 205,000 shares of common stock and Mr. Fox held stock unvested options to acquire 147,100 shares of common sock. As of December 31, 2010, Mr. Fox held 2,000 unvested restricted shares of common stock.

As noted above under “Employment Agreements and Potential Payments upon Termination or Change-in-Control,” all options held by Mr. Fuller were vested upon the termination of his employment with 19 Entertainment in January 2010 and all options held by Mr. Sillerman were vested upon the termination of his employment with us in May 2010. All unvested options held by Mr. Dodds were cancelled upon his termination from 19 Entertainment in October 2010 and all vested options which had not been previously exercised were forfeited 90 days following his termination.

Potential Payments upon Death or Disability

Pursuant to the employment agreements of Messrs. Ferrel, Tytel, Benson and Fox, if such named executive officer suffers a disability that continues for a period in excess of six continuous months, he shall be entitled to his full salary and annual cash bonus for the first six months of his disability and, thereafter, he would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2010, the approximate amount that would be due would be $2,465,753 for Mr. Ferrel, $1,905,890 for Mr. Tytel, $1,674,315 for Mr. Benson and $1,958,356 for Mr. Fox.

In the event of Mr. Fox’s death during the term, the employment agreement provides for payment to Mr. Fox’s estate of (a) all earned but unpaid base salary at the time of his death plus an amount equal to two times the base salary in effect at the time of death, (b) continued eligibility for Mr. Fox’s dependents to participate in any of our benefit plans through the term and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously granted to Mr. Fox. Assuming a date of death of December 31, 2010, the approximate amount that would be due to Mr. Fox’s estate would be $1,131,484. In the event of the death of Messrs. Ferrel, Tytel and Benson during the term, such named executive officer’s employment agreement provides for accelerated vesting of any stock options, restricted stock or other equity based instruments previously granted to the named executive officer.

Neither Messrs. Sillerman, Fuller nor Mr. Dodds were contractually entitled to any payments from us upon his respective death or disability as of December 31, 2010, due to the earlier termination of his employment with us or 19 Entertainment, as applicable.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2010, non-employee directors received an annual fee of $85,000, paid half in cash and half in shares of restricted common stock, or at their election all in shares of restricted common stock (see below), plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the audit committee received an additional annual fee of $50,000 and each of the other members of the audit committee received an additional fee of $10,000 for serving on the audit committee, all of which were paid in cash. The chairperson of the nominating and corporate governance committee received an additional annual fee of $10,000 and each of the other members of the nominating and corporate governance committee received an additional annual fee of $5,000, all of which were paid in cash. The chairperson of the compensation committee received an additional annual fee of $25,000 and each of the other members of the compensation committee received an additional annual fee of $5,000, all of which was paid in cash. All non-employee directors have the option to elect to receive 100% of their compensation in shares of restricted common stock. We pay non-employee directors on a quarterly basis and prices all grants of common stock at the closing price on the last day of the quarter for which such fees relate.

Messrs. Edwin Banks, Edward Bleier, Bryan Bloom, Jerry Cohen, Carl Harnick and Jack Langer were members of a special committee formed to evaluate and oversee any and all proposals concerning any potential strategic transactions involving us. Each special committee member was compensated for serving as a member of the special committee. Our board of directors authorized these payments to compensate the members of the special committee for the significant additional time commitment required of them in connection with their duties and responsibilities as members of the special committee. Messrs. Banks and Langer, the co-chairmen of the special committee, each were paid a flat fee of $60,000 and the other members of the special committee, were each paid a flat fee of $25,000.

The total compensation received by our non-employee directors during fiscal year 2010 is shown in the following table:

	Fees Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($)(2)	($)(1)

Edwin M. Banks	$139,250	$42,500	$181,750
Edward Bleier	$93,750	$42,500	$136,250
Bryan E. Bloom	$85,125	$31,875	$117,000
Jerry L. Cohen(3)	$25,000	$112,986	$137,986
Carl D. Harnick	$130,750	$42,500	$173,250
Jack Langer	$139,750	$42,500	$182,250

(1)	Represents compensation actually paid during the year ended December 31, 2010, which includes compensation for the fourth quarter of 2009 and the first three quarters of 2010.

(2)	Represents the total fair value on the grant date of stock awards made in 2010. For the assumptions made in such valuation, see note 13 to our Consolidated Financial Statements contained in the Original Report. All stock awards are made in shares of common stock and are granted under our 2005 Omnibus Long-Term Incentive Compensation Plan. In 2010, Mr. Cohen received 21,378 shares, each of Messrs. Banks, Bleier, Harnick and Langer, received 8,049 shares and Mr. Bloom received 6,033 shares.

(3)	Mr. Cohen elected to receive all of his director compensation in shares of common stock.

As discussed above, the holder of our Series C Preferred Stock is entitled to elect the Series C Director. Ms. Priscilla Presley currently serves on our board of directors as the Series C Director and the holder of the Series C Preferred Stock has confirmed its election of Ms. Presley to continue to serve as the Series C Director until the next annual meeting of stockholders or earlier removal by the holder of the Series C Preferred Stock in accordance with our certificate of incorporation. Ms. Priscilla Presley does not receive any compensation for her service as a member of our board of directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the compensation committee during 2010 were initially Messrs. Banks, Bleier and Bloom. On December 14, 2010 following the annual meeting of stockholders, our board of directors reconstituted the membership of its committees, resulting in the appointment of Messrs. Banks, Kerrest and Ms. Dore to serve as the members of the compensation committee. During 2010, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our compensation committee. No compensation committee members had any interlocking relationships requiring disclosure under applicable rules and regulations.

Risk Assessment

Our board of directors has an active role, directly and through its committees, in the oversight of our risk management efforts. The board carries out this oversight role through several levels of review. The board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operations of our businesses and the implementation of our strategic plan, including our risk mitigation efforts. Each of the board’s committees also oversees the management of our risks that are under each committee’s areas of responsibility. For example, the audit committee oversees management of accounting, auditing, external reporting, internal controls and cash investment risks. The nominating and corporate governance committee oversees our compliance policies, code of conduct, conflicts of interests, director independence and corporate governance policies. The compensation committee oversees risks arising from compensation practices and policies, and concluded for 2010 that none of our practices and procedures is reasonably likely to create a material adverse risk to the Company. While each committee has specific responsibilities for oversight of risk, the board is regularly informed by each committee about such risks. In this manner the board is able to coordinate its risk oversight.

2011 Omnibus Long-Term Incentive Compensation Plan

The 2011 Plan was approved by our board of directors on March 31, 2011, and will be submitted for the approval of our stockholders at our 2011 annual stockholder meeting. Below is a summary of the principal provisions of the 2011 Plan:

Purpose

The purpose of the 2011 Plan is to (i) enhance our ability to attract highly qualified personnel, (ii) strengthen our retention capabilities, (iii) enhance our long-term performance and competitiveness, and (iv) align the interests of the 2011 Plan participants (each, a “Participant”) with those of our stockholders.

Shares Subject to the 2011 Plan

The 2011 Plan permits grants of Stock Options (“Options”), Share Appreciation Rights (“SARs”), Restricted Shares, Restricted Share Units (“RSUs”), Unrestricted Shares, Deferred Share Units (“DSUs”), Performance Awards and Dividend Equivalent Rights (“DERs”) (collectively, the “Awards”). The 2011 Plan provides that no more than 1,500,000 shares of common stock may be issued pursuant to Awards under the 2011 Plan, provided no more than 500,000 shares may be issued pursuant to Awards that are not Options or SARs. In addition, if the 2011 Plan is approved by our stockholders at its annual meeting, the shares of our common stock available for awards under the 2005 Plan will become available for Awards under the 2011 Plan, and no future awards may be made under our 2005 Plan.

Administration

Either our board of directors or a committee appointed by our board of directors will administer the 2011 Plan. Our board of directors and any committee exercising discretion under the 2011 Plan from time to time are referred to herein as the “Committee.” It is expected that the compensation committee of our board of directors will act as the Committee for purposes of the 2011 Plan. Subject to the terms of the 2011 Plan, the Committee has express authority to determine the Eligible Persons (defined below) who will receive Awards, the number of shares of common stock, units or dollars to be covered by each Award and the terms and conditions of Awards. The Committee has broad discretion to prescribe, amend, and rescind rules relating to the 2011 Plan and its administration, to interpret and construe the terms of the 2011 Plan and the terms of all award agreements, and to take all actions necessary or advisable to administer the 2011 Plan. Within the limits of the 2011 Plan, the Committee may accelerate the vesting of any Award, allow the exercise of unvested Awards, and may modify, replace, cancel or renew them.

Eligibility

The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to our and certain of our affiliates’ employees, and may grant all other Awards to our and our affiliates’ employees, directors and consultants (each an “Eligible Person”). The 2011 Plan provides that, during the term of the 2011 Plan, no Participant may receive Options and SARs that relate to more than sixty percent (60%) of the 1,500,000 total number of shares issuable under the 2011 Plan as of its effective date, subject to adjustments as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events.

Types of Awards

Options.  Options granted under the 2011 Plan provide Participants with the right to purchase shares of common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, referred to herein as Non-ISOs. The 2011 Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the fair market value, as of the option grant date, of the underlying shares of common stock that are the subject of the option exceeds $100,000.

Share Appreciation Rights (SARs).  A share appreciation right generally permits a Participant who receives it to receive, upon exercise, cash and/or shares of common stock equal in value to an amount determined by multiplying (a) the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares by (b) the number of shares with respect to which the SARs are being exercised. The Committee may grant SARs in tandem with options or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

Exercise Price for Options and SARs.  The exercise price of ISOs, Non-ISOs and SARs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the Award (110% of fair market value for ISOs granted to our employees who, on the grant date, own stock representing more than 10% of combined voting power of all classes of our stock).

Exercise of Options and SARs.  To the extent exercisable in accordance with the award agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service. With respect to options, the Committee has the discretion to accept payment of the exercise price in any of several forms (or combination of them), including: cash or check in U.S. dollars, certain shares of common stock, a net exercise and cashless exercise under a program the Committee approves. The term over which Participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, on the date of grant, own stock representing more than 10% of the combined voting power of all classes of our stock).

The Committee shall establish and set forth in the applicable award agreement the terms and conditions on which an option or SAR shall remain exercisable, if at all, following termination of a Participant’s Continuous Service (as defined in the 2011 Plan). Pursuant to the 2011 Plan, the Committee may waive or modify these provisions at any time. To the extent that a Participant is not entitled to an option or SAR at the date of his or her termination of Continuous Service, or if the Participant (or other person entitled to exercise the option) does not exercise the option or SAR to the extent entitled within the time specified in the award agreement, the option or SAR shall terminate and the shares underlying the unexercised portion of the option or SAR shall revert to the 2011 Plan and become available for future awards. All SARs may be settled in cash or shares of our stock and shall be counted against the number of shares available for awards under the 2011 Plan only to the extent shares are issued upon settlement of the SARs.

Restricted Shares, Restricted Share Units (RSUs), Unrestricted Shares, and Deferred Share Units (DSUs).  Under the 2011 Plan, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, restricted share units which represent the right to receive shares of common stock after certain vesting requirements are met, and unrestricted shares as to which the Participant’s interest is immediately vested. Restricted shares are actual shares of our common stock and, except as otherwise set forth in the award agreement, a Participant granted restricted shares shall have all of the rights of a stockholder, including the right to vote and the right to dividends subject to any mandatory reinvestment requirement imposed by the Committee. For restricted share or RSU Awards, the 2011 Plan provides the Committee with discretion to determine the terms and conditions under which a participant’s interests in such Awards becomes vested, provided that restricted shares and RSUs that vest solely based on the performance of future services shall generally have a vesting period of at least three years, subject to certain exceptions provided in the 2011 Plan. The 2011 Plan provides for DSUs in order to permit certain directors, consultants or members of a select group of management or highly compensated employees to defer their receipt of compensation payable in cash or shares of common stock (including shares that would otherwise be issued upon the vesting of restricted shares and restricted share units), subject to terms that are provided in an award agreement. Deferred share units represent a future right to receive shares of common stock.

Performance and Cash-settled Awards.  The 2011 Plan authorizes the Committee to grant performance-based awards in the form of Performance Awards, including Performance Units, to any Eligible Person. The Committee may or may not, at the time of grant of a Performance Award, designate such Award as “Performance Compensation Awards,” which are intended to be exempt from Internal Revenue Code section 162(m) limitations. In either case, Performance Awards vest and become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, us or any of our affiliate. Performance Compensation Awards are payable in shares of common stock, cash or some combination of the two; subject to an individual Participant limit of, during all performance periods that include the grant date of the Award, no more than 500,000 shares, subject to adjustments as provided in the 2011 Plan for stock splits, stock dividends, recapitalizations and other similar events (or, for Performance Units to be settled in cash, U.S. $4,250,000). The Committee decides the length of performance periods, but the periods may not be less than one of our fiscal years.

With respect to Performance Compensation Awards, the 2011 Plan requires that the Committee specify in writing the performance period to which the Award relates, and an objective formula by which to measure whether and the extent to which the Award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the Award may not be amended or modified in a manner that would cause the compensation payable under the Award to fail to constitute performance-based compensation under Internal Revenue Code section 162(m).

Under the 2011 Plan, the possible performance measures include, but are not limited to: (1) revenue, or sales (including specific types or categories thereof) based on units and or dollars; revenue or sales growth; revenue or sales growth rate(s); (2) net income; income before capital costs; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation, amortization; earnings after interest expense and before extraordinary or special items; (3) operating income; operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any of our ongoing bonus plans; (4) earnings; earnings per share; (5) economic value added; (6) profitability; profit margin; operating margin; (7) cash flow; increase in cash flow; cash flow return on capital; cash flow return on tangible capital; net cash flow; (8) return on net assets, average assets, revenue, investment, capital, invested capital, or equity; (9) market share (in aggregate or by segment); (10) direct contribution; (11) working capital; (12) management of budgeted costs or expenses (operating or capital); (13) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plan, including strategic mergers, acquisitions or divestitures; (14) total stockholder return; (15) debt reduction; (16) risk management; (17) human resources management and development; (18) consumer satisfaction and relationship management; (19) production (in aggregate or by facility); (20) shipments (in aggregate or by facility); and (21) cash and cash equivalencies on hand. Each measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us (or such other standard applied by the Committee) and, if so determined by the Committee, and in the case of a Performance Compensation Award, to the extent permitted under Internal Revenue Code section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period, and from Participant to Participant, and may be established on a stand-alone basis, in tandem or in the alternative.

Dividend Equivalent Rights (DERs).  The Committee may grant DERs to any Eligible Person, and may do either pursuant to an award agreement that is independent of any other Award, or through a provision in another Award (other than an Option or SAR) that DERs attach to the shares underlying the Award. For example, and without limitation, the Committee may grant a DER in respect of each share subject to a RSU Award, DSU or Performance Share Award. Each DER represents the right to receive amounts based on the dividends declared on shares as of all dividend payment dates during the term of the DER as determined by the Committee. Unless otherwise determined by the Committee, a DER shall expire upon termination of the Participant’s Continuous Service, provided that a DER that is granted as part of another Award shall expire only when the Award is settled or otherwise forfeited.

DERs will be paid out (i) on the date dividends are paid to our stockholders if the Award occurs on a stand-alone basis and (ii) on the vesting or later settlement date of another Award if the DER is granted as part of it, unless otherwise provided in an award agreement. With respect to DERs, payment of all amounts will be in shares, with cash paid in lieu of fractional shares, provided that the Committee may instead provide in an award agreement for cash settlement of all or part of the DERs. The Committee may impose such other terms and conditions on the grant of a DER as it deems appropriate in its discretion as reflected by the terms of the award agreement. The Committee may establish a program under which DERs may be granted in conjunction with other Awards. The Committee may also authorize, for any Participant or group of Participants, a program under which the payments with respect to DERs may be deferred pursuant to certain terms and conditions.

Income Tax Withholding

As a condition for the issuance of shares pursuant to the Awards, the 2011 Plan requires participants to satisfy any required federal, state, local or foreign withholding taxes.

Transferability

Except to the extent an Award provides otherwise, Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers in the form of a Non-ISO, Share-settled SAR, Restricted Shares or Performance Shares to certain permitted transferees as defined in the 2011 Plan.

Certain Corporate Transactions

The Committee shall equitably adjust the number of shares covered by each outstanding Award, and the number of shares that have been authorized for issuance under the 2011 Plan but as to which no Awards have yet been granted or that have been returned to the 2011 Plan upon cancellation, forfeiture or expiration of an Award, as well as the price per share covered by each such outstanding Award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the Committee may (and shall if we are not the surviving entity or the shares are no longer outstanding) provide in substitution for any or all outstanding Options under the 2011 Plan such alternative consideration (including securities of any surviving entity) as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all Options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to the 2011 Plan.

In addition, in the event of a Change in Control (as defined in the 2011 Plan) but subject to the terms of any award agreements or any employment or other similar agreement between us or any our affiliates and a Participant then in effect, each outstanding Award shall be assumed or a substantially equivalent award shall be substituted by the surviving or successor corporation or a parent or subsidiary of such surviving or successor corporation upon the consummation of the transaction; provided, however, that to the extent outstanding Awards are neither being assumed nor replaced with substantially equivalent Awards by the successor corporation, the Committee may in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any Participant with respect to his or her outstanding Awards, take one or more of the following actions: (a) accelerate the vesting of Awards for any period so that Awards shall vest (and, to the extent applicable, become exercisable) as to the shares of common stock that otherwise would have been unvested and provide that our repurchase rights with respect to shares of common stock issued pursuant to an Award shall lapse as to the shares of common stock subject to such repurchase right; (b) arrange or otherwise provide for payment of cash or other consideration to Participants in exchange for the satisfaction and cancellation of outstanding Awards; or (c) terminate all or some Awards upon the consummation of the transaction, provided that the Committee shall provide for vesting of such Awards in full as of a date immediately prior to consummation of the Change of Control. To the extent that an Award is not exercised prior to consummation of a transaction in which the Award is not being assumed or substituted, such Award shall terminate upon such consummation.

Notwithstanding the above, in the event a Participant holding an Award assumed or substituted by the successor corporation in a Change in Control is Involuntarily Terminated (as defined in the 2011 Plan) by the successor corporation in connection with, or within 12 months (or other period either set forth in an award agreement, or as increased thereafter by the Committee to a period longer than 12 months) following consummation of, the Change in Control, then any assumed or substituted Award held by the terminated Participant at the time of termination shall accelerate and become fully vested (and exercisable in full in the case of Options and SARs), and any repurchase right applicable to any shares of common stock shall lapse in full unless the award agreement provides otherwise. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the Participant’s termination. Finally, in the event of the dissolution or liquidation of us other than as part of a Change of Control, each Award will terminate immediately prior to the consummation of such dissolution or liquidation, subject to the ability of the Committee to exercise any discretion authorized in the case of a Change in Control.

Term of the 2011 Omnibus Long-Term Incentive Compensation Plan; Amendments or Termination

The term of the 2011 Plan is ten years from March 31, 2011, the date it was approved by our board of directors. Our board of directors may from time to time, amend, alter, suspend, discontinue or terminate the 2011 Plan; provided that no amendment, suspension or termination of the 2011 Plan shall materially and adversely affect Awards already granted. Furthermore, neither us nor the Committee shall, without stockholder approval, allow for a repricing within the meaning of the federal securities laws applicable to proxy statement disclosures. In addition, the Committee may not cancel an outstanding Option or SAR whose exercise price is greater than fair market value at the time of cancellation for the purpose of reissuing the Option or SAR to the Participant at a lower exercise price or granting a replacement award of a different type. Notwithstanding the foregoing, the Committee may amend the 2011 Plan to comply with changes in tax or securities laws or regulations, or in the interpretation thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2010. For a description of our 2005 Omnibus Long-Term Incentive Compensation Plan, see “Item 11. Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentives”.

(a)
	Number of	(b)
	Securities to be	Weighted-Average	(c)
	Issued Upon	Exercise Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available for
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	1,423,100	$6.54	726,878
Equity compensation plans not approved by security holders	—	—	—

On March 31, 2011, our Board of Directors approved our 2011 Omnibus Long-Term Incentive Compensation Plan, which will be submitted for approval by our security holders at our 2011 annual stockholder meeting. For a description of our 2011 Omnibus Long-Term Incentive Compensation Plan, see “Item 11. Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentives”.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the number of shares of our common stock beneficially owned on April 28, 2011, by:

•	each person who is known by us to beneficially own 5% or more of our outstanding common stock,

•	each of our directors and named executive officers as set forth in “Executive Compensation and Related Information” and

•	all of our directors and executive officers, as a group.

Such information (other than with respect to our directors and executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act, with respect to our common stock

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of April 28, 2011, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 92,613,473 shares of our common stock outstanding on April 28, 2011, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after such date. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise set forth below, the address of each of the persons listed below is c/o CKX, Inc., 650 Madison Avenue, New York, New York 10022.

	Shares
	Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned		Common Stock

Beneficial Owners of 5% or More
Robert F.X. Sillerman	19,783,311	(1)	21.4%
The Huff Alternative Fund, L.P.	13,946,612	(2)	15.1%
BlackRock, Inc.	12,565,298	(3)	13.6%
Capital Research Global Investors	6,579,685	(4)	7.1%
Directors and Executive Officers:
Michael G. Ferrel	112,722		*
Howard J. Tytel	2,615,494	(5)	2.8%
Thomas P. Benson	1,415,780	(6)	1.5%
Kraig G. Fox	204,100	(7)
Edwin M. Banks	29,223	(8)	*
Bryan Bloom	11,187	(8)	*
Kathleen Dore	3,038	(8)	*
Jacques D. Kerrest	54,449	(9)	*
Jack Langer	88,846	(10)	*
Priscilla Presley	6,000		*
All directors and executive officers as a group (10 individuals)	4,540,839		4.9%

*	Represents less than 1%.

(1)	Based on both internal information and information contained in a Schedule 13D/A filed with the SEC on August 8, 2010. Includes (i) 15,626,919 shares of common stock owned of record by Mr. Sillerman which shares have been pledged, together with certain other collateral, to secure a personal loan extended by Deutsche Bank Trust Company Americas to Mr. Sillerman, (ii) 1,000,000 shares of common stock owned of record by Laura Sillerman and (iii) 2,556,392 shares of common stock owned of record by Sillerman Capital Holdings, L.P., a limited partnership controlled by Mr. Sillerman through a trust for the benefit of Mr. Sillerman’s descendants. In addition, this also includes 600,000 shares of common stock subject to vested stock options.

(2)	Based on both internal information and information contained in a Schedule 13D/A filed with the SEC on April 3, 2007. Includes shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P. William R. Huff possesses the sole power to vote and dispose of all securities of CKX held by these two Huff entities, subject to certain internal compliance procedures.

(3)	Based solely on information contained in a Schedule 13G/A filed with the SEC on January 10, 2011, by BlackRock, Inc. (“BlackRock”), an investment advisor registered under the Investment Advisers Act of 1940. BlackRock is deemed to be the beneficial owner of 12,565,298 shares of common stock as a result of BlackRock acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(4)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 9, 2011, by Capital Research Global Investors, a division of Capital Research and Management Company (“CRMC”), an investment adviser registered under the Investment Advisers Act of 1940. Capital Research Global Investors is deemed to be the beneficial owner of 6,579,685 shares of common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(5)	Includes: (i) 2,126,232 shares of common stock owned of record by Mr. Tytel and Sandra Tytel, Mr. Tytel’s spouse, as tenants in common with rights of survivorship, (ii) 419,262 shares of common stock owned by the Sandra Tytel 1998 Trust for the benefit of Jennifer Tytel, (iii) 5,000 shares of common stock owned by the Tytel Family Foundation and (iv) 65,000 shares of common stock underlying presently exercisable stock options owned by Mr. Tytel.

(6)	Includes: (i) 1,350,780 shares of common stock owned of record by Mr. Benson and (ii) 65,000 shares of common stock underlying presently exercisable stock options owned by Mr. Benson.

(7)	Includes: (i) 150,000 shares of common stock owned of record by Mr. Fox and Allison Fox, Mr. Fox’s spouse, as joint tenants with rights of survivorship; (ii) 5,000 shares of restricted common stock issued to Mr. Fox pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (iii) 49,100 shares of common stock underlying presently exercisable stock options owned by Mr. Fox.

(8)	Issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan.

(9)	Includes: (i) 4,449 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 50,000 shares of common stock owned by Mr. Kerrest and Sandra Kerrest, Mr. Kerrest’s spouse, as trustees for Jacques & Sandra Kerrest Revocable Trust U/A dated 05/09/95 and purchased on the open market.

(10)	Includes: (i) 38,846 shares of restricted common stock issued pursuant to our 2005 Omnibus Long-Term Incentive Compensation Plan; and (ii) 50,000 shares of restricted common stock granted in June 2005 in consideration for services provided in connection with the completion of the our public offering that went beyond the normal requirements of serving as a director or on a committee of the board of directors, as well as for Mr. Langer’s commitment to continue to serve as a financial expert on the board of directors and chairman of the nominating and corporate governance committee for a period of five years. One half of the shares received by Mr. Langer were subject to restrictions which lapsed ratably over five years, beginning on the first anniversary of the date of the grant, and the remaining shares were subject to forfeiture, on a pro rata basis, in the event Mr. Langer voluntarily resigned his position prior to the expiration of the five-year term. Of the 50,000 shares granted in June 2005, none remain subject to restrictions or forfeiture.

The Promenade Trust holds all of our outstanding shares of Series B Convertible Preferred Stock and our Series C Preferred Stock. As of April 28, 2011, there were 1,491,817 shares of Series B Preferred Stock outstanding and one share of Series C Preferred Stock outstanding and entitled to vote at the annual meeting. Each share of our Series B Preferred Stock and Series C Preferred Stock will be entitled to vote on an as converted basis, with each share entitled to one vote.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information set forth under “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Transaction with Simon Fuller and Restructuring of 19 Entertainment,” “Part I — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Separation Costs” of the Original Report is incorporated herein by reference.

Services Provided to Robert F.X. Sillerman

Certain of our non-management employees of the Company provided services to Mr. Sillerman and/or certain affiliates during 2010. In 2010, our compensation committee reviewed the amount of time spent on outside endeavors by our employees on a quarterly basis, and to the extent the compensation committee believed any such employee engaged in outside activities at a level whereby he was being compensated by the Company for the time spent on such outside activities, the compensation committee could require that the employee reduce the level of outside services being performed, and further, could require that the recipient of such services (either Mr. Sillerman or certain affiliates) reimburse us for the compensation attributable to the time spent thereon. For 2010, the compensation committee determined that certain of our non-management employees had provided services to Mr. Sillerman with an aggregate value of $107,080. Mr. Sillerman’s salary and consulting payments for the year ended December 31, 2010, were reduced by such amount to compensate us for such services.

Exercise of Amended Put and Call Options

In March 2005, in connection with our acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into Put and Call Option Agreements, as amended on June 8, 2009, that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, we could exercise a call right to purchase the common stock of such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to us at a price equal to $13.18 per share. The put and call rights applied to 1,675,296 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller.

Immediately following execution of the amendment to the Put and Call Option Agreement noted above, we exercised our right to accelerate our call option with respect to 1,138,088 shares at a reduced call price of $13.18 per share and paid to Mr. Fuller a gross purchase price of $15.0 million. Following this transaction, 537,208 shares remained subject to the original terms of the Put and Call Option Agreements; the sellers exercised their put option on March 25, 2011, with respect to the remaining shares subject to the Put and Call Option Agreement and we paid the sellers a gross purchase price of $7.1 million.

Loan to Promenade Trust

On December 8, 2009, we made a loan to The Promenade Trust in the amount of approximately $0.5 million. The Promenade Trust holds our Series B Convertible Preferred Stock and is the owner of the minority equity interest in the Presley Business. The principal amount of the loan along with interest was repaid from the proceeds of the February 8, 2010, quarterly dividend on the preferred stock. On July 1, 2010, we made a loan of approximately $0.5 million to the holder of our Series B Convertible Preferred Stock. The principal amount of the loan along with interest was repaid from the proceeds of the quarterly dividend on the preferred stock on November 8, 2010.

650 Madison Avenue

We sublease from a third party the entire 16th and a portion of the 15th floors at 650 Madison Avenue, for our principal corporate offices in New York, New York. We sublicense a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and Circle Entertainment, Inc., (formerly known as FX Real Estate and Entertainment, Inc.) (“Circle Entertainment”), companies which are affiliated with Robert F.X. Sillerman, our former Chairman and Chief Executive Officer. The Company is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and Circle Entertainment pay its pro rata share of the rent for the space it occupies to us. As of December 31, 2010, and through March 2011, Flag Anguilla, Flag Luxury Properties and Circle Entertainment were each current on all rent payments.

Vendor Loan

In 2007, we entered into a $1.8 million loan agreement with a vendor that provides marketing and branding consulting services to us. This vendor is owned by several individuals who collectively own less than a one percent interest in us. The loan bears interest at 10% per annum due monthly; interest payments were current through

March 2011. On January 14, 2011, we amended the loan agreement, effective July 1, 2010, to extend the maturity date from August 2012 to August 2013. Principal payments are due each February during the years 2009 through 2013 based on a rate of 50% of the vendor’s cash flow, as defined. No principal payments were due or have been made through February 2011 as the vendor had negative cash flow. The loan is personally guaranteed by the four principals of the vendor. We also amended a consulting agreement with the vendor that commenced in 2007 to extend the expiration date from December 31, 2010, to April 30, 2013. We paid monthly consulting fees totaling $1.5 million in the years 2007 through 2010 under the agreement. Commencing July 1, 2010, in lieu of payment of the monthly consulting fee in cash, the monthly consulting fee is deemed paid by reducing the outstanding balance of the loan. The consulting agreement may be terminated by either party upon 60 days notice.

Consulting Arrangement with Priscilla Presley

On February 7, 2005, Elvis Presley Enterprises, Inc. and EPE Holding Corporation, our wholly-owned subsidiary, entered into a consulting agreement with Ms. Priscilla Presley securing Ms. Presley’s consulting services in connection with promotion of the Elvis Presley business. On June 12, 2010, the consulting agreement was amended, effective as of the date of the amendment, to increase Ms. Presley’s annual consulting fee to $800,000. In connection with the execution of this amendment, Ms. Presley received a $250,000 bonus in July 2010.

Approval Process

In accordance with our policy to have all related party transactions reviewed and unanimously approved or ratified by our independent directors, all of the transactions disclosed above were reviewed and unanimously approved or ratified by our independent directors.

Director Independence

Our board has determined that the following directors are independent within the meaning of the rules and regulations of The NASDAQ Stock Market®: Edwin M. Banks; Bryan Bloom; Kathleen Dore; Jacques D. Kerrest and Jack Langer.

Item 14.	Principal Accounting Fees and Services

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the fees paid by us and our subsidiaries for services rendered by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009:

	2010	2009

Audit Fees(1)	$2,975,115	$2,745,397
Audit-Related Fees	—	—
Tax Fees(2)	205,720	148,441
All Other Fees	—	—

Total	$3,180,835	$2,893,837

(1)	Audit fees relate to the audit of annual financial statements, review of quarterly financial statements and any services normally performed by auditors in connection with statutory and regulatory filings.

(2)	Tax fees related to tax compliance, advice and tax planning.

Audit Committee Pre-Approval of Services Provided by Our Independent Registered Public Accounting Firm

The audit committee of our board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant’s independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the audit committee or entered into pursuant to the pre-approval policy. Pre-approval authority may be delegated to one or more members of the audit committee. Any non-audit work by our independent registered public accounting firm that commences prior to approval by the audit committee is subject to a full refund of all fees paid by us. The audit committee has delegated authority to pre-approve all non-audit services to the chairman of the audit committee, provided such services do not, in the aggregate, exceed $50,000 per project. In accordance with the audit committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the audit committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

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

May 2, 2011

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer