Form 10-Q
period 2011-03-31
CKX, Inc.
filed 2011-05-09
CIK 793044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 5, 2011 there were 92,613,473 shares of the registrant’s common stock outstanding.

CKX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$98,034	$109,457
Receivables, net of allowance for doubtful accounts of $1,215 at March 31, 2011 and $1,102 at December 31, 2010	46,635	32,335
Inventories, net of allowance for obsolescence of $603 at March 31, 2011 and $590 at December 31, 2010	1,680	1,689
Prepaid expenses and other current assets	22,687	25,282
Deferred tax assets	2,195	2,477

Total current assets	171,231	171,240
Property and equipment — net	46,419	45,035
Receivables	986	2,074
Other assets	35,909	37,881
Goodwill	111,374	111,374
Other intangible assets — net	84,537	88,136
Deferred tax assets	5,165	5,093

TOTAL ASSETS	$455,621	$460,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,278	$22,174
Accrued expenses	19,494	25,615
Current portion of long-term debt	100,132	100,515
Income tax payable	1,324	741
Deferred revenue	15,937	13,138

Total current liabilities	158,165	162,183
Long-term liabilities:
Long-term debt	—	131
Deferred revenue	1,590	2,062
Other long-term liabilities	2,524	2,502
Deferred tax liabilities	13,151	13,856

Total liabilities	175,430	180,734

Redeemable restricted common stock — 537,208 shares outstanding at December 31, 2010	—	7,347
Commitments and contingencies (see note 15)
CKX, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, authorized 75,000,000 shares:
Series B — 1,491,817 shares outstanding	22,825	22,825
Series C — 1 share outstanding	—	—
Common stock, $0.01 par value: authorized 200,000,000 shares, 97,453,529 shares issued at March 31, 2011 and 96,898,206 issued at December 31, 2010	975	969
Additional paid-in-capital	405,894	398,257
Accumulated deficit	(92,384)	(99,573)
Common stock in treasury — 5,014,646 shares at March 31, 2011 and 4,477,438 shares at December 31, 2010	(29,727)	(22,647)
Accumulated other comprehensive loss	(32,796)	(32,968)

CKX, Inc. stockholders’ equity	274,787	266,863

Noncontrolling interests	5,404	5,889

Total equity	280,191	272,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455,621	$460,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenue	$53,292	$66,647
Operating expenses:
Cost of sales	25,267	29,621
Selling, general and administrative expenses	10,258	18,331
Corporate expenses	4,487	5,333
Depreciation and amortization	4,331	5,143
Impairment charges	—	4,853
Provision for severance and other restructuring-related costs	—	6,118
Other (income) expense	(83)	538

Total operating expenses	44,260	69,937

Operating income (loss)	9,032	(3,290)
Interest income	31	50
Interest expense	(644)	(867)

Income (loss) before income taxes and equity in losses of affiliates	8,419	(4,107)
Income tax expense	757	636

Income (loss) before equity in losses of affiliates	7,662	(4,743)
Equity in losses of affiliates	(88)	(12)

Net income (loss)	7,574	(4,755)
Dividends on preferred stock	(456)	(456)

Net income (loss) available to CKX, Inc.	7,118	(5,211)
Net loss attributable to noncontrolling interests	71	178

Net income (loss) attributable to CKX, Inc.	$7,189	$(5,033)

Income (loss) per share:
Basic income (loss) per share	$0.08	$(0.05)

Diluted income (loss) per share	$0.08	$(0.05)

Average number of common shares outstanding:
Basic	92,922,323	92,882,596
Diluted	92,922,324	92,882,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

CKX, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net income (loss)	$7,574	$(4,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,331	5,143
Impairment charges	—	4,853
Non-cash provision for severance and other restructuring-related costs	—	552
Unrealized foreign currency losses (gains)	(49)	292
Share-based payments	293	564
Equity in losses of affiliates, net of cash received	88	12
Deferred income taxes	(517)	(439)
Amortization of deferred financing fees	178	359
Provision for accounts receivable allowance	122	(3)
Provision for inventory allowance	21	22
Changes in operating assets and liabilities:
Receivables	(11,833)	(9,536)
Prepaid income taxes	—	(2,136)
Other assets	205	10,918
Accounts payable and accrued expenses	(7,017)	(15,990)
Deferred revenue	2,327	1,787
Income taxes payable	583	—
Other	2,605	(1,222)

Net cash used in operating activities	(1,089)	(9,579)

Cash flows from investing activities:
Purchases of property and equipment	(1,951)	(659)

Net cash used in investing activities	(1,951)	(659)

Cash flows from financing activities:
Purchase of redeemable restricted common stock	(7,081)	—
Distributions to noncontrolling interest shareholders	(425)	(425)
Principal payments on debt	(515)	(483)
Dividends paid on preferred stock	(456)	—

Net cash used in financing activities	(8,477)	(908)

Effect of exchange rate changes on cash and cash equivalents	94	(389)

Net decrease in cash and cash equivalents	(11,423)	(11,535)

Cash and cash equivalents — beginning of period	109,457	66,587

Cash and cash equivalents — end of period	$98,034	$55,052

Supplemental cash flow data:
Cash paid during the period for:
Interest	$482	$561
Income taxes, net of refunds received	1,024	3,094
Supplemental Cash Flow Information
The Company had the following non-cash investing and financing activities:
Accrued but unpaid Series B Convertible Preferred Stock Dividends	$456	$456
Accrued but unpaid deferred financing fees	936	—

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

The owners of the noncontrolling interests in Elvis Presley Enterprises and Muhammad Ali Enterprises are entitled to certain future distributions and have other contractual rights.

The Company’s existing properties generate recurring revenue across multiple entertainment platforms, including music and television; licensing and merchandising; talent management; themed attractions and touring/live events.

The financial information in this report for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 has not been audited, but in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. The operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of some of the Company’s businesses. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011. Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current year presentation.

First Quarter 2010 Adjustment

In preparing its consolidated financial statements for the quarter ended June 30, 2010, the Company identified an over-accrual of its first quarter 2010 revenue. The over-accrual of revenue resulted from a misinterpretation of the contractual terms related to season 9 of American Idol. Management recorded an adjustment to reverse the over-accrual of revenue from the first quarter of 2010 in its financial results for the second quarter of 2010. The adjustment recorded during the second quarter resulted in; (a) reduction of revenue of $2.3 million, (b) a reduction of cost of sales by $0.2 million, (c) reductions in operating income, EBITDA and pre-tax income of $2.1 million and (d) reduction in net income of $1.4 million. The impact of this adjustment was determined not to have a material impact on either the first quarter or second quarter reported financial results.

2.	Accounting Policies

During the three months ended March 31, 2011, there have been no significant changes to the Company’s accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

In October 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 on multiple-deliverable revenue arrangements. ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. The ASU was effective for fiscal years beginning on or after June 15, 2010; early adoption was permitted. This standard was effective for the Company beginning in 2011 and did not have a material impact on the Company’s financial statements.

3.	Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller securing Mr. Fuller’s long-term creative services as a consultant and agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as Chief Executive Officer of 19 Entertainment and received certain associated cash and non-cash separation payments of $5.6 million, $4.4 million of which was included in the provision for severance and other restructuring-related charges recorded in the three months ended March 31, 2010.

In consideration for providing consulting services, Mr. Fuller receives 10% of the Company’s net profits from each of the Company’s IDOLS and So You Think You Can Dance programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller received $5.0 million as an advance against the consulting fee, which was paid in the year ended December 31, 2010; a balance for 2010 of $4.1 million which was accrued for at December 31, 2010 was paid in April 2011. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the consulting fee payable to Mr. Fuller. For the three months ended March 31, 2011 and 2010, the Company recorded $1.9 million and $2.7 million, respectively, of the consulting fee to cost of sales.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and is now focusing its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management exited most of the other businesses within 19 Entertainment in 2010, including several businesses that were sold to XIX Management Limited, a company owned and controlled by Mr. Fuller.

In connection with the actions described above, for the three months ended March 31, 2010, the Company incurred severance and other restructuring-related costs of $1.7 million, including charges related to the closure of several offices. The Company recorded a total of $19.3 million of severance and restructuring-related costs for the full year ended December 31, 2010, including the costs for the separation with Simon Fuller other than the ongoing consulting fee. Certain management, legal and accounting functions at 19 Entertainment were absorbed by the Company’s corporate staff.

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

The Company did not record any restructuring charges in the three months ended March 31, 2011. The following table details the payments and adjustments made in the three months ended March 31, 2011 and the balances included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2011:

		Payments/Adjustments
	Liability as of	During the Three
	Year Ended	Months Ended	Net Liability as of
	January 1, 2011	March 31, 2011	March 31, 2011

Severance and other employee-related termination costs	$406	$103	$509
Costs associated with termination of leases related to office closures	1,522	(631)	891
Costs associated with termination of projects and ventures	151	(107)	44
Other	97	(74)	23

	$2,176	$(709)	$1,467

4.	Exercise of Amended Put Option

In connection with the acquisition of 19 Entertainment, certain sellers of 19 Entertainment entered into a Put and Call Option Agreement (as amended on June 8, 2009) that provided them with certain rights whereby, during a period of 20 business days beginning March 17, 2011, the Company could exercise a call right to purchase the common stock held by such stockholders at a price equal to $24.72 per share and these sellers could exercise a put right to sell the common stock to the Company at a price equal to $13.18 per share. The put and call rights applied to 1,675,296 of the shares issued in connection with the 19 Entertainment acquisition, 1,507,135 of which were owned by Simon Fuller.

Immediately following execution of the amendment to the Put and Call Option Agreement noted above, the Company exercised its call option with respect to 1,138,088 shares at a reduced call price of $13.18 per share and paid to Mr. Fuller a gross purchase price of $15.0 million. Following this transaction, 537,208 shares remained subject to the Put and Call Option Agreement; the sellers exercised their put option on March 25, 2011 with respect to the remaining shares subject to the Put and Call Option Agreement and the Company paid to the sellers a gross purchase price of $7.1 million.

5.	Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s board of directors, effective as of May 6, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement under which Mr. Sillerman received a cash severance payment of $3.4 million.

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman receives a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries on a monthly basis for a one-year period ending on May 30, 2011. In addition to the consulting fee, Mr. Sillerman is being reimbursed for the monthly cost of certain business expenses through December 31, 2011. The Company also recorded $0.9 million in 2010 related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under this agreement. The Company recorded a total of $7.7 million of executive separation costs for the full year ended December 31, 2010.

The following table outlines the details of the balances of the executive separation costs included in accrued expenses in the accompanying condensed consolidated balance sheets and the payments made in the three months ended March 31, 2011:

		Payments
		During the Three
	Liability as of	Months Ended	Liability as of
	January 1, 2011	March 31, 2011	March 31, 2011

Consulting costs	$1,153	$(338)	$815
Office and other administrative costs	300	(75)	225
Health insurance costs	186	(8)	178

	$1,639	$(421)	$1,218

6.	Elvis Presley Cirque du Soleil Show

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

The Company recorded revenue of $1.4 million and $1.8 million, respectively, and cost of sales of $0.8 million and $0.9 million, respectively, in the three months ended March 31, 2011 and 2010 related to royalties on the Company’s intellectual property from the partnership with Cirque du Soleil for Viva ELVIS. The Company recorded a loss of $0.1 million from unconsolidated affiliates for the three months ended March 31, 2011 and a loss of $0.5 million from unconsolidated affiliates for the three months ended March 31, 2010 related to the Company’s investment in the Cirque du Soleil operating partnership. Additionally, the Company recorded a return of production capital of $1.5 million and $1.8 million, respectively, in the three months ended March 31, 2011 and 2010. The Company’s net investment in the partnership with Cirque du Soleil of $19.1 million at March 31, 2011 is recorded in the Presley Business — Royalties and Licensing segment within other assets on the accompanying condensed consolidated balance sheet.

7.	Comprehensive Income (Loss)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three months ended March 31, 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$7,574	$(4,755)
Foreign currency translation adjustments	172	(200)

	7,746	(4,955)
Net loss attributable to noncontrolling interests	71	178

Comprehensive income (loss)	$7,817	$(4,777)

In the three months ended March 31, 2011 and 2010, foreign currency adjustments resulted primarily from foreign currency movements related to a subsidiary at 19 Entertainment which operates in the U.K. and uses U.K. sterling as its functional currency.

8.	Earnings Per Share/Common Shares Outstanding

Basic earnings per share is calculated by dividing net income attributable to CKX, Inc. before dividends on preferred stock by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares, including one incremental share for the assumed exercise of the Company’s series C preferred stock. The diluted earnings per share calculations exclude the impact of the conversion of 1,491,817 shares of Series B Convertible Preferred shares and the impact of employee share-based stock plan awards that would be anti-dilutive. 2,901,000 shares were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 due to stock plan awards that were anti-dilutive. For the three months ended March 31, 2010, diluted earnings per share is the same as basic earnings per share as a result of the Company’s net loss in the prior period.

The following table shows the reconciliation of the Company’s basic common shares outstanding to the Company’s diluted common shares outstanding for the three months ended March 31, 2011:

Weighted average basic common shares outstanding	92,922,323
Incremental shares for assumed exercise of Series C preferred stock, restricted stock and stock options	1

Weighted average diluted common shares outstanding	92,922,324

9.	Intangible Assets and Goodwill

Indefinite lived intangible assets as of March 31, 2011 and December 31, 2010 consist of (dollar amounts in thousands):

Presley trademarks, publicity rights and other intellectual property	$38,165
Ali trademarks, publicity rights and other intellectual property	11,700

$49,865

Definite lived intangible assets as of March 31, 2011 consist of (dollar amounts in thousands):

	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	8.8	$28,900	$(11,728)	$17,172
Other Presley intangible assets	10.9	13,622	(8,128)	5,494
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	1.0	64,517	(55,141)	9,376
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	1.3	18,116	(15,883)	2,233
MBST artist contracts, profit participation rights and other intangible assets	2.4	4,270	(3,873)	397

		$129,425	$(94,753)	$34,672

The gross carrying amount of intangible assets of $129.4 million as of March 31, 2011 in the table above differs from the amount of $129.3 million as of December 31, 2010 in the table below due to foreign currency movements.

Definite lived intangible assets as of December 31, 2010 consist of (dollar amounts in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Presley record, music publishing, film and video rights	$28,900	$(11,242)	$17,658
Other Presley intangible assets	13,622	(7,812)	5,810
19 Entertainment IDOLS television programming, merchandising and sponsorship relationships	64,517	(52,798)	11,719
19 Entertainment other artist management, recording, merchandising, sponsorship and model relationships	17,954	(15,313)	2,641
MBST artist contracts, profit participation rights and other intangible assets	4,270	(3,827)	443

	$129,263	$(90,992)	$38,271

Amortization expense for definite lived intangible assets was $3.7 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the projected future amortization expense for definite lived intangible assets, assuming no further acquisitions or dispositions, is as follows (dollar amounts in thousands):

For the nine months ending December 31, 2011	$10,200
For the years ending December 31, 2012	5,800
2013	3,100
2014	2,900
2015	2,100

Goodwill as of March 31, 2011 and December 31, 2010 consists of (dollar amounts in thousands):

Presley royalties and licensing	$14,413
Presley Graceland operations	10,166
19 Entertainment	86,795

Total	$111,374

Following a review of each of the businesses conducted by 19 Entertainment in 2010, the Company determined to focus its efforts principally around its established IDOLS and So You Think You Can Dance brands and to exit most of the other businesses within 19 Entertainment. These actions were a triggering event and the Company therefore evaluated the 19 Entertainment goodwill and intangible assets for impairment. As a result of this review, a non-cash impairment charge of $2.2 million was recognized in the three months ended March 31, 2010 to fully reduce the carrying amount of goodwill of one of its subsidiaries that was closed. No other 19 Entertainment goodwill and intangible assets were impaired. Additionally, the Company performed annual impairment assessments of the carrying values of indefinite-lived intangible assets and goodwill, on October 1, 2010. As a result, non-cash impairment charges of $17.6 million were recognized to reduce the carrying amount of the Ali Business trademarks by $16.5 million and goodwill by $1.1 million in the year ended December 31, 2010. Additionally, a non-cash impairment charge of $2.2 million was recognized to write-off MBST’s remaining goodwill in the year ended December 31, 2010.

10.	Debt

At March 31, 2011, the Company had borrowings of $100.0 million under its revolving credit agreement with various lenders (the “Credit Facility”). The Company had no additional borrowing capacity under the Credit Facility. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at March 31, 2011 bears interest at the Eurodollar rate resulting in an effective annual interest rate at March 31, 2011 of 1.81% based upon a margin of 150 basis points. The Company was required to repay the Credit Facility in full on or before May 24, 2011; therefore, the outstanding principal amount was classified as a current liability in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. The Credit Facility was amended and restated on April 15, 2011 (“Amended Credit Facility” — see below).

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of March 31, 2011.

The fair value of the Company’s debt at March 31, 2011 approximates the carrying value.

Amended Credit Facility

Upon execution of the Amended Credit Facility on April 15, 2011, the Company was required to pay down a permanent reduction of commitments in an aggregate principal amount of $40.0 million, which reduced the total outstanding balance and maximum borrowing capacity to $60.0 million. The Amended Credit Facility also extends the maturity date of the loans thereunder such that the Company will be required to repay in full all amounts outstanding under the Amended Credit Facility on or before September 30, 2012. Under the terms of the Amended Credit Facility, the Company is also required to make quarterly principal payments of $2.0 million beginning on June 30, 2011, with the remaining $50.0 million to be repaid on or before September 30, 2012. Eurodollar loans under the Amended Credit Facility bear interest at a rate of LIBOR, plus a margin of 300 basis points. Alternatively, base rate loans under the Amended Credit Facility bear interest at a rate equal to the greater of (i) the prime rate, (ii) the federal funds rate, plus 50 basis points or (iii) the Eurodollar rate for a Eurodollar loan with a one-month interest period plus 100 basis points, in each case, plus a margin of 200 basis points. The interest rates in the Amended Credit Facility were increased from those in the original credit facility, reflecting changes in market conditions. The effective annual interest rate as of April 15, 2011 under the Amended Credit Facility is 3.28%.

The Amended Credit Facility contains certain financial covenants, including a maximum Leverage Ratio of 2.0 to 1.0, which is more restrictive than the ratio contained in the original credit facility, and a minimum EBITDA (as defined in the Amended Credit Facility) to interest expense ratio. The Amended Credit Facility contains affirmative and negative covenants applicable to the Company and its subsidiaries, including but not limited to restrictions on incurrence of debt, liens, assets sales and other dispositions, acquisitions, investments and joint ventures, payments of cash dividends on common stock and capital expenditures.

Deferred financing fees for the new Amended Credit Facility of $0.9 million are included in other assets on the accompanying condensed consolidated balance sheet at March 31, 2011 and are being amortized through September 30, 2012, the expiration date of the Amended Credit Facility.

11.	Equity

Changes in stockholders’ equity attributable to CKX, Inc. and noncontrolling interests for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2011	$266,863	$5,889	$272,752
Net income (loss)	7,645	(71)	7,574
Distributions to noncontrolling interest shareholders	—	(425)	(425)
Series B preferred dividends	(456)	—	(456)
Other comprehensive income	172	—	172
Non-cash compensation and other	563	11	574

Balance at March 31, 2011	$274,787	$5,404	$280,191

		Noncontrolling
	CKX, Inc.	Interests	Total

Balance at January 1, 2010	$278,734	$6,241	$284,975
Net loss	(4,577)	(178)	(4,755)
Distributions/distributions payable to noncontrolling interest shareholders	—	(425)	(425)
Series B preferred dividends	(456)	—	(456)
Other comprehensive loss	(200)	—	(200)
Non-cash compensation and other	1,083	(36)	1,047

Balance at March 31, 2010	$274,584	$5,602	$280,186

12.	Share-Based Payments

Share-based compensation expense was $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company granted 320,000 stock options to employees. These options vest 20% on each of the first five anniversaries of the date of grant. The options expire 10 years from the date of grant and were granted with an exercise price equal to the weighted average share price of the underlying common stock on the date of grant ($3.61). The weighted average fair value of the grants was $1.79 per option. Compensation expense is being recognized ratably over the vesting period, assuming 25%-40% of the options granted will not vest. The vesting assumption depends on the specific employee or group of employees granted options. The following assumptions were used in valuing the stock options granted during the three months ended March 31, 2011:

Weighted average risk-free average interest rate	2.7%
Volatility	46.6%
Expected life (years)	6.5
Dividend yield	0.0%

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

For the three months ended March 31, 2011, the Company recorded a provision for income taxes of $0.8 million, reflecting the Company’s estimated 2011 effective tax rate of 27.3%, offset by a one-time beneficial adjustment for the finalization of the 2010 U.S.-U.K. transfer pricing methodology.

For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $0.6 million, reflecting the Company’s estimated 2010 effective tax rate of 31.8%, a one-time beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar and a one-time benefit resulting from the reorganization of 19 Entertainment, offset by a one-time detriment relating to the 2006 IRS audit and a one-time detriment relating to tax not receiving benefit of the impairment charges.

The decrease in the 2011 effective tax rate relates primarily to the Company utilizing some of its foreign tax credit carryforwards, which are fully reserved.

The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2012.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2011, the Company had approximately $1.3 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, through 2010. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2007. France is in the process of auditing the business activities of 19 Entertainment Limited for the years ending December 31, 2003 through December 31, 2008. The United Kingdom’s Revenue & Customs is in the process of reviewing the 19 Entertainment Ltd. UK group’s tax year ended December 31, 2008.

14.	Property and Equipment Impairment

The Presley Business recognized a non-cash impairment of $2.6 million in the three months ended March 31, 2010 to reduce the carrying amount of buildings for a rental property that it owns which began wind-down operations in advance of being prepared for an alternative use in the future. The charge is recorded in the Graceland Operations operating segment.

15.	Commitments and Contingencies

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45.0 million. The Company and Fox agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company expects to receive payment for compensation related to the 2011 season in the first half of 2011 and has recognized $3.1 million of revenue in the first quarter of 2011 and will recognize $1.9 million of revenue in the second quarter of 2011 based upon the hours broadcast over the course of the broadcast season. The Company received payment for compensation related to the 2010 season in November 2010 and recognized $5.0 million as revenue during the first and second quarters of 2010.

As of March 31, 2011, the Company has paid $33.5 million of the total amount due to Mr. Seacrest with the remaining $11.5 million to be paid in equal monthly installments through December 2012.

Simon Fuller Transaction

See Note 3 for a description of commitments under the Simon Fuller transaction.

Executive Separation Costs

See Note 5 for a description of commitments related to the agreements with Robert F.X. Sillerman.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2011 advance was paid in January 2011 and will be expensed over the year in 2011 and the 2010 advance was paid in March 2010 and expensed in 2010. After the Company recoups its investment, profits will be split evenly between the producer and the Company. The agreement expires on December 31, 2012. The Company also pays certain operating costs.

MBST

In connection with the acquisition of MBST, the sellers were entitled to receive an additional 150,000 shares of common stock upon satisfaction of certain performance thresholds over the five-year period ending August 9, 2010 which the business did not meet. In connection with an extension of the employment agreements of the sellers/principals of MBST in the third quarter of 2010, the terms of the escrow of such shares were amended to provide that from August 10, 2010 through August 9, 2013, such shares may be released upon a “change of control” of the Company or upon a termination without “cause” of one of the sellers/principals.

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

The Company evaluates its operating performance based on several factors, including a financial measure of operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which the Company refers to as “EBITDA”). The Company considers EBITDA to be an important indicator of the operational strengths and performance of its businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate the Company’s businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of EBITDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in the Company’s businesses or stock-based compensation expense. Accordingly, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP as EBITDA is not a GAAP equivalent measurement.

	Presley Business
	Royalties and	Graceland	19
Segment Information	Licensing	Operations	Entertainment	Ali Business	Corporate	Total
	(Amounts in thousands)

Three months ended March 31, 2011:
Revenue	$4,441	$5,151	$42,843	$857	$—	$53,292

Operating income (loss)	$1,334	$(1,743)	$13,775	$349	$(4,683)	$9,032

Depreciation and amortization	$642	$593	$3,021	$10	$65	$4,331

EBITDA	$1,990	$(1,133)	$16,854	$359	$(4,414)	$13,656

Three months ended March 31, 2010:
Revenue	$5,714	$6,611	$53,440	$882	$—	$66,647

Operating income (loss)	$2,940	$(4,120)	$2,841	$530	$(5,481)	$(3,290)

Depreciation and amortization	$645	$592	$3,749	$9	$148	$5,143

EBITDA	$3,601	$(870)	$9,479	$539	$(4,927)	$7,822

Asset Information:
Segment assets at March 31, 2011	$94,297	$72,982	$161,357	$13,386	$113,599	$455,621

Segment assets at December 31, 2010	$96,703	$71,295	$158,727	$13,739	$120,369	$460,833

Below is a reconciliation of the Company’s EBITDA to net income (loss):

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)

EBITDA	$13,656	$7,822
Depreciation and amortization	(4,331)	(5,143)
Impairment charges	—	(4,853)
Non-cash compensation included in severance and other restructuring-related costs	—	(552)
Non-cash compensation	(293)	(564)
Interest income	31	50
Interest expense	(644)	(867)
Equity in losses of affiliates	(88)	(12)
Income tax expense	(757)	(636)

Net income (loss)	$7,574	$(4,755)

17.	Related Party Transactions

Please see Note 3, Transactions with Simon Fuller and Restructuring of 19 Entertainment.

Please see Note 5, Executive Separation Costs.

On February 7, 2005, EPE and EPE Holding Corporation, a wholly-owned subsidiary of the Company, entered into a consulting agreement with Priscilla Presley securing Ms. Presley’s consulting services in connection with promotion of the Presley Business. Pursuant to the terms of the consulting agreement, as amended on July 12, 2010, Ms. Presley receives an annual consulting fee of $800,000.

The Company subleases from a third party 24,546 square feet, comprising the entire 15th and 16th floors at 650 Madison Avenue, for its principal corporate offices in New York, New York. CKX sublicensed a portion of the 15th floor to each of Flag Anguilla Management (“Flag Anguilla”), Flag Luxury Properties and Circle Entertainment, Inc. (formerly known as FX Real Estate and Entertainment Inc.) (“Circle Entertainment”), companies which are affiliated with Robert F.X. Sillerman, the Company’s former Chairman and Chief Executive Officer. CKX is responsible for payment of the full rental amount each month to the sublandlord, and each of Flag Anguilla, Flag Luxury Properties and Circle Entertainment pay its pro rata share of the rent for the space it occupies to CKX. As of March 31, 2011 and through April 2011, Flag Anguilla, Flag Luxury Properties and Circle Entertainment were each current on all rent payments.

18.	Subsequent Events

See note 10 for a discussion of the Company’s Amended Credit Facility transaction on April 15, 2011.

The Company evaluated subsequent events through this filing.

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2010. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

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

The owners of the noncontrolling interests in Elvis Presley Enterprises and Muhammad Ali Enterprises are entitled to certain future distributions and have other contractual rights.

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

The majority of our IDOLS related revenue is generated through our global television production and distribution agreement with FremantleMedia, and through agreements with our principal former global record label partners Ronagold for seasons American Idol 1 through American Idol 4 and Simco Limited for seasons American Idol 4 through American Idol 9, and with our current global record label partner Universal Music Group commencing with the 2011 season of American Idol. Therefore, we are highly dependent upon the continued ability of these entities to successfully maintain the IDOLS brand and promote our recording artists.

Other than American Idol, which is discussed below, the IDOLS television shows are generally produced or licensed under one year contracts under which each local television network has the right, but not the obligation, to renew the agreement for additional years. Our recording artists are generally signed to long-term recording contracts under which we and our record label partner have the right, but not the obligation, to have the artist to release a specified number of albums.

Our revenue from the IDOLS brand is also highly dependent upon the continued success of the American Idol series which currently airs on the Fox television network in the United States, and local adaptations of the IDOLS television show which air around the world. Our revenue is also dependent upon the continued success and productivity of our recording artists and management clients. A significant portion of our revenue from the American Idol series is dependent upon the number of hours of programming we deliver. The Fox network aired 34.0 hours during the first quarter of 2011 and we expect to air 20.5 hours in the second quarter for a total of 54.5 hours. In 2010, we aired 36.5 hours and 19.5 hours during the first and second quarters, respectively, for a total of 56.0 hours. On November 28, 2005, 19 Entertainment entered into a series of agreements with Fox, FremantleMedia and Sony Music/Simco, related to the American Idol television program. Under the terms of the agreements, Fox guaranteed production through the 2011 season of American Idol. Additional terms of the agreements call for Fox to order a minimum of 37 hours and a maximum of 45 hours of American Idol programming each season (though 19 Entertainment and FremantleMedia can agree to produce additional hours) and to pay 19 Entertainment and FremantleMedia an increased license fee per season through 2011. The Company anticipates that we will enter into discussions with Fox and FremantleMedia during the second quarter of 2011 for the economic terms of the 2012 season of American Idol and beyond.

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

The Company and Cirque du Soleil each paid one-half of the creative development and production costs of the show and the cost of the show is being amortized over five years by the partnership.

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

The Presley Business began reporting results from the Cirque du Soleil Viva ELVIS show in Las Vegas in the first quarter of 2010. The financial results from the show are highly dependent on revenue generated from ticket sales. The costs to operate the show include production costs which are generally fixed in nature and variable cots including royalties and rent, which are based on occupancy.

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

Our significant costs to operate the Presley Business include salaries, rent and other general overhead costs. Most of our costs do not vary significantly with our revenue. Our discretionary costs are generally in our marketing and promotions department which we primarily incur to maintain and/or increase the number of visitors to Graceland. We also incur expenses in exploring additional opportunities to bring Elvis Presley-related attractions to strategic locations throughout the world.

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

Transactions with Simon Fuller and Restructuring of 19 Entertainment

On January 13, 2010, the Company entered into a series of agreements with Simon Fuller securing Mr. Fuller’s long-term creative services as a consultant and agreeing to the termination of Mr. Fuller’s employment with 19 Entertainment. Upon entering into these agreements, Mr. Fuller resigned as a director of CKX and as Chief Executive Officer of 19 Entertainment and received certain associated cash and non-cash separation payments of $5.6 million, $4.4 million of which were included in the provision for severance and other restructuring-related charges recorded in the three months ended March 31, 2010.

In consideration for providing consulting services, Mr. Fuller receives 10% of the Company’s net profits from each of the Company’s IDOLS and So You Think You Can Dance programs for the life of the programs as long as Mr. Fuller continues to provide consulting services with respect to such programs. For calendar year 2010, Mr. Fuller received $5.0 million as an advance against the consulting fee, which was paid in the year ended December 31, 2010; a balance for 2010 of $4.1 million which was accrued for at December 31, 2010 was paid in April 2011. For each year after 2010, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air. The advances are non-refundable to CKX, but CKX may recoup the amount of such advances within each year from the consulting fee payable to Mr. Fuller. For the three months ended March 31, 2011 and 2010, the Company recorded $1.9 million and $2.7 million, respectively, of the consulting fee to cost of sales.

In connection with the transaction with Simon Fuller described above, management undertook a review of each of the businesses conducted by 19 Entertainment and is now focusing its efforts principally around its established IDOLS and So You Think You Can Dance brands. Following this review, management exited most of the other businesses within 19 Entertainment in 2010, including several businesses that were sold to XIX Management Limited, a company owned and controlled by Mr. Fuller.

In connection with the actions described above, for the three months ended March 31, 2010, the Company incurred severance and other restructuring-related costs of $1.7 million, including charges related to the closure of several offices. The Company recorded a total of $19.3 million of severance and restructuring-related costs for the full year ended December 31, 2010, including the costs for the separation with Simon Fuller other than the ongoing consulting fee. Certain management, legal and accounting functions at 19 Entertainment were absorbed by the Company’s corporate staff.

Exercise of Amended Put Option

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

Immediately following execution of the amendment to the Put and Call Option Agreement, the Company exercised its call option with respect to 1,138,088 shares at a reduced call price of $13.18 per share and paid to Mr. Fuller a gross purchase price of $15.0 million. Following this transaction, 537,208 shares remained subject to the Put and Call Option Agreement; the sellers exercised their put option on March 25, 2011 with respect to the remaining shares subject to the Put and Call Option Agreement and the Company paid to the sellers a gross purchase price of $7.1 million.

Executive Separation Costs

Robert F.X. Sillerman resigned as Chairman and Chief Executive Officer of the Company and from the Company’s board of directors, effective as of May 6, 2010. In connection with his resignation, Mr. Sillerman and the Company entered into a separation and consulting agreement under which Mr. Sillerman received a cash severance payment of $3.4 million.

Mr. Sillerman and the Company also entered into a non-exclusive consulting arrangement whereby Mr. Sillerman receives a consulting fee of $1.0 million in consideration for his continued availability to promote the best interests of the Company and its subsidiaries on a monthly basis for a one-year period ending on May 30, 2011. In addition to the consulting fee, Mr. Sillerman is being reimbursed for the monthly cost of certain business expenses through December 31, 2011. The Company also recorded $0.9 million in 2010 related to a consulting agreement with a former executive as the Company has determined that it will not require any services in the future under this agreement. The Company recorded a total of $7.7 million of executive separation costs for the full year ended December 31, 2010.

Use of EBITDA

We evaluate our operating performance based on several factors, including a financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets and non-cash compensation (which we refer to as “EBITDA”). The Company considers EBITDA to be an important indicator of the operational strengths and performance of our businesses and the critical measure the chief operating decision maker (CEO) uses to manage and evaluate our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of EBITDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue in our businesses or stock-based compensation expense. Accordingly, EBITDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with US GAAP as EBITDA is not a GAAP equivalent measurement.

We have reconciled EBITDA to operating income in the following consolidated operating results table for the Company for the three months ended March 31, 2011 and 2010.

Consolidated Operating Results Three Months Ended March 31, 2011
Compared to Three Months Ended March 31, 2010

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010	Variance
		(In thousands)

Revenue	$53,292	$66,647	$(13,355)
Operating expenses	44,260	69,937	(25,677)
Operating income (loss)	9,032	(3,290)	12,322
Income tax expense	757	636	121
Net income (loss) attributable to CKX, Inc.	7,189	(5,033)	12,222
Operating income (loss)	$9,032	$(3,290)	$12,322
Impairment charge	—	4,853	(4,853)
Depreciation and amortization	4,331	5,143	(812)
Non-cash provision for severance and other restructuring-related costs	—	552	(552)
Non-cash compensation	293	564	(271)

EBITDA	$13,656	$7,822	$5,834

Revenue decreased $13.4 million in 2011 due primarily to lower revenue from music and artist management and businesses divested or shut down at 19 Entertainment and lower revenue at the Presley Business. Lower operating expenses of $25.7 million for the three months ended March 31, 2011 resulted from $6.1 million in severance and other restructuring-related costs at 19 Entertainment in 2010 and $4.9 million of impairment charges at 19 Entertainment and the Presley Business in 2010 and cost savings realized in 2011 from the restructuring at 19 Entertainment.

19 Entertainment

The following tables provide a breakdown of 19 Entertainment’s revenue, cost of sales, selling, general and administrative expenses and other costs, EBITDA and operating income for the three months ended March 31, 2011 and 2010 (all amounts reflected for 2010 have been recasted to conform to the 2011 presentation):

Three Months Ended March 31, 2011	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$28,432	$(14,843)	$13,589
Other IDOLS television programs (including license fees and sponsorship)	4,878	(503)	4,375
So You Think You Can Dance	1,674	(1,163)	511
Music and artist management	7,794	(6,268)	1,526
Other television productions	65	(747)	(682)

	$42,843	$(23,524)	$19,319
Selling, general and administrative expenses, excluding non-cash compensation			(2,679)
Other income			214

EBITDA			$16,854

EBITDA			$16,854
Depreciation and amortization			(3,021)
Non-cash compensation			(58)

Operating income			$13,775

Three Months Ended March 31, 2010	Revenue	Cost of Sales
	(In thousands)

American Idol (including television production, foreign syndication, sponsorship, merchandise and touring)	$29,100	$(12,663)	$16,437
Other IDOLS television programs (including license fees and sponsorship)	4,140	(485)	3,655
So You Think You Can Dance	1,621	(1,354)	267
Music and artist management	12,994	(5,036)	7,958
Other television productions	1,052	(826)	226
Businesses divested or shut down	4,533	(6,977)	(2,444)

	$53,440	$(27,341)	$26,099
Selling, general and administrative expenses, excluding non-cash compensation			(10,520)
Provision for severance and other restructuring-related costs (excluding non-cash compensation for accelerated vesting)			(5,566)
Other expense			(534)

EBITDA			$9,479

EBITDA			$9,479
Impairment charge			(2,214)
Depreciation and amortization			(3,749)
Non-cash provision for severance and restructuring-related charges			(552)
Non-cash compensation			(123)

Operating income			$2,841

The revenue decline of $10.6 million reflects reduced music revenue, the loss of revenue from businesses divested or shut down in 2010 and fewer hours of American Idol broadcast in the 2011 period.

American Idol 10 aired 34 series hours in the U.S. in 2011 while American Idol 9 aired 36.5 series hours in the U.S. in 2010. American Idol revenue decreased by $0.7 million as the decrease of 2.5 hours of programming was partially offset by increases in sponsorship revenue and reimbursable producer costs. Cost of sales for American Idol increased $2.2 million due to higher producer costs partially offset by a reduction in the Simon Fuller consulting fee. The 2010 results included an over-accrual of $2.3 million of revenue and $0.2 million of cost of sales which were recorded in the first quarter of 2010 and subsequently reversed in the second quarter of 2010. The results for the three months ended March 31, 2010 included herein have not been adjusted for this over-accrual.

Other IDOLS revenue increased $0.7 million due to increased television and ancillary revenue. Cost of sales was flat.

So You Think You Can Dance revenue was flat with the prior year period as unfavorable timing of foreign tape sales was offset by tour merchandise sales from the fall 2010 tour being reported in the current year results.

Music and artist management revenue declined $5.2 million from the prior year primarily due to the expiration of our long-term contract with Sony Music Entertainment (“Sony”) as our record partner for American Idol following the 2010 broadcast season. Fox paid 19 Entertainment an annual $5.0 million non-recoupable fee during each year of the Sony agreement including $5.0 million related to the 2010 broadcast season which was recorded as revenue in the first quarter of 2010. The Company has entered into a new long-term contract with Universal Music Group (“UMG”) to serve as the record partner for American Idol beginning with the 2011 season. Although the Company will no longer receive a $5.0 million annual payment from Fox, the new agreement with UMG provides for a significantly higher per unit payment on each record sold. Cost of sales increased by $1.2 million due to the recording of $1.8 million of costs associated with employees dedicated to the business in 2011 which were recorded in selling, general and administrative expenses in 2010, offset in part by reduced artist royalties and lower Simon Fuller consulting fee expense in 2011.

Revenue from businesses divested or shut down was $4.5 million and related cost of sales was $7.0 million in the three months ended March 31, 2010.

Selling, general and administrative expenses declined $7.8 million from the prior year as a result of savings from restructuring initiatives and the recording of $1.8 million in costs associated with employees dedicated to the music and artist management businesses to cost of sales in 2011 that were recorded in selling, general and administrative expenses in 2010.

The 2010 results included a provision for severance and restructuring of $6.1 million, including $0.6 million of non-cash compensation for accelerated vesting. Other income of $0.2 million in 2011 and other expense of $0.5 million in 2010, respectively, represent foreign exchange gains and losses generated at 19 Entertainment from transactions in currencies other than the U.S. dollar, primarily the U.K. pound.

Presley Business — Royalties and Licensing

The following table provides a breakdown of Presley Business — Royalties and Licensing revenue, cost of sales, selling, general and administrative expenses and EBITDA for the three months ended March 31, 2011 and 2010:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010	Variance
	(In thousands)

Revenue	$4,441	$5,714	$(1,273)
Cost of sales	(829)	(902)	73
Selling, general and administrative expense, excluding non-cash compensation	(1,622)	(1,211)	(411)

EBITDA	$1,990	$3,601	$(1,611)

EBITDA	$1,990	$3,601	$(1,611)
Depreciation and amortization	(642)	(645)	3
Non-cash compensation	(14)	(16)	2

Operating income	$1,334	$2,940	$(1,606)

The decrease in royalties and licensing revenue of $1.3 million for three months ended March 31, 2011 was due to $0.4 million of lower revenue related to the Viva ELVIS Cirque du Soleil show in Las Vegas, $0.6 million of royalties from a one-time Elvis the Concert series performed in Europe in 2010 and lower merchandise licensing revenue. Royalties and licensing cost of sales decreased $0.1 million due to lower third party royalties for the Viva ELVIS show in 2011. Royalties and licensing selling, general and administrative expenses increased by $0.4 million primarily due to higher legal and professional fees incurred in pursuing a copyright infringement matter in the United Kingdom.

Presley Business — Graceland Operations

The following table provides a breakdown of the Presley Business — Graceland Operations revenue, cost of sales, selling, general and administrative expenses and EBITDA for the three months ended March 31, 2011 and 2010:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010	Variance
	(In thousands)

Revenue	$5,151	$6,611	$(1,460)
Cost of sales	(774)	(1,274)	500
Selling, general and administrative expense, excluding non-cash compensation	(5,510)	(6,207)	697

EBITDA	$(1,133)	$(870)	$(263)

EBITDA	$(1,133)	$(870)	$(263)
Impairment charge	—	(2,639)	2,639
Depreciation and amortization	(593)	(592)	(1)
Non-cash compensation	(17)	(19)	2

Operating income	$(1,743)	$(4,120)	$2,377

The decrease in Graceland Operations revenue of $1.5 million for three months ended March 31, 2011 was due to lower attendance in 2011 and a one-time concert series in 2010. Tour and exhibit revenue was $2.2 million for the three months ended March 31, 2011, a decrease of $0.2 million from the prior year period. This decrease resulted from a 7.5% decrease in attendance to 80,524 in 2011 from 87,026 in 2010. Lower tourist traffic due to inclement regional and national winter weather and a later Easter holiday affected attendance in 2011. Retail operations revenue of $2.0 million for the three months ended March 31, 2011 decreased $0.9 million compared to the prior year, due primarily to merchandise sales from the one-time Elvis the Concert series performed in Europe in 2010 and lower attendance in 2011. Other revenue, primarily hotel room revenue and ancillary real estate income of $0.9 million for the three months ended March 31, 2011 was down $0.4 million compared to the prior year. The decline was primarily due to a decrease in rental income from ancillary real estate as a result of a former rental property being prepared for an alternative use in the future and lower hotel occupancy at the Heartbreak Hotel.

Graceland Operations cost of sales decreased by $0.5 million in the three months ended March 31, 2011 due to incremental costs incurred in 2010 for the Elvis the Concert series merchandise. Graceland Operations selling, general and administrative expenses decreased $0.7 million in the three months ended March 31, 2011 primarily due to higher professional and legal fees in 2010, including those related to a renewed master plan initiative that has been postponed.

Ali Business

The Ali Business contributed $0.9 million of revenue for the three months ended March 31, 2011 and 2010 as licensing fees and revenue related to memorabilia signings were flat in the first quarter of 2011 as compared to the prior period. Operating expenses increased by $0.2 million for the three months ended March 31, 2011 from the prior period. EBITDA was $0.4 million in 2011 compared to $0.5 million in the prior year period.

Corporate and Other

Corporate Expenses and Other Costs

The Company incurred corporate overhead expenses of $4.5 million and $5.3 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $0.8 million primarily reflects decreases in travel — related costs, consulting fees and non-cash employee compensation costs.

Impairment Charges

In the three months ended March 31, 2010, the Company recognized a non-cash impairment of $2.6 million at the Graceland Operations segment of the Presley Business to reduce the carrying amount of buildings as the Company began wind-down operations of a rental property in advance of being prepared for an alternative use in the future. The Company recorded a non-cash impairment charge of $2.2 million as of March 31, 2010 at 19 Entertainment to fully reduce the carrying amount of goodwill of one of its subsidiaries as the Company has determined that this business will be closed.

Interest Income/Expense

The Company had interest expense of $0.6 million and $0.9 million in the three months ended March 31, 2011 and 2010, respectively. The decrease in interest expense is primarily due the write-off of $0.2 million of deferred financing fees to interest expense in the three months ended March 31, 2010 to reflect the reduction in the maximum size of the Credit Facility, partially offset by an increase in the average borrowing rate on the revolving credit facility from 1.76% to 1.81%. The Company had interest income of less than $0.1 million and $0.1 million in the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2011, the Company recorded a provision for income taxes of $0.8 million, reflecting the Company’s estimated 2011 effective tax rate of 27.3%, offset by a one-time beneficial adjustment for the finalization of the 2010 U.S-U.K. transfer pricing methodology.

For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $0.6 million, reflecting the Company’s estimated 2010 effective tax rate of 31.8%, a one-time beneficial adjustment for converting the U.K. branch’s functional currency from the U.K. pound sterling to the U.S. dollar and a one-time benefit resulting from the reorganization of 19 Entertainment, offset by a one-time detriment relating to the 2006 IRS audit and a one-time detriment relating to tax not receiving benefit of the impairment charges.

The decrease in the 2011 effective tax rate relates primarily to the Company utilizing some of its foreign tax credit carryforwards, which are fully reserved.

The Company’s uncertain tax positions relate primarily to state, local and foreign tax issues, as well as accounting method issues. The Company’s uncertain tax positions, including interest and penalties, are reflected in net income taxes payable. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2012.

The Company generally recognizes accrued interest and penalties related to uncertain tax positions through income tax expense. As of March 31, 2011, the Company had approximately $1.3 million accrued for interest and penalties.

Open tax years related to federal, state and local filings are for the years ended December 31, 2007, through 2010. The Internal Revenue Service is in the process of auditing the Company’s tax year ended December 31, 2007. France is in the process of auditing the business activities of 19 Entertainment Limited for the years ending December 31, 2003 through December 31, 2008. The United Kingdom’s Revenue & Customs is in the process of reviewing the 19 Entertainment Ltd. UK group’s tax year ended December 31, 2008.

Equity in Losses of Affiliates

The Company recorded losses of $0.1 million and less than $0.1 million from unconsolidated affiliates for the three months ended March 31, 2011 and 2010, respectively, related to the Company’s investment in the Cirque partnership in 2010 and 2011 and Beckham Brands Limited in 2010. The loss in 2010 included $0.5 million of losses associated with the opening of Viva ELVIS in February, 2010 offset by the earnings of Beckham Brands Limited.

The higher loss from the VIVA ELVIS investment during the first quarter of 2010 was primarily due to certain one-time costs associated with the gala opening of the show in February 2010 and lower revenue as a result of the limited number of performances during that quarter.

Noncontrolling Interests

Net losses attributable to noncontrolling interests were $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Both periods reflect shares in the net income (loss) of the Presley Business, the Ali Business and Storm related to the equity interests retained by the former owners.

Cash Flow for the three months ended March 31, 2011 and 2010

Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2011, reflecting net income of $7.6 million, which includes depreciation and amortization of $4.3 million, and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2010, reflecting a net loss of $4.8 million, including depreciation and amortization of $5.1 million, impairment charges of $4.9 million and normal seasonal patterns in cash collections and payments related to American Idol and So You Think You Can Dance.

Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2011, reflecting capital expenditures.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2010, reflecting capital expenditures.

Financing Activities

Cash used in financing activities was $8.5 million for the three months ended March 31, 2011. The Company made payments of $7.1 million related to the purchase of restricted redeemable common stock. The Company also made distributions of $0.4 million to noncontrolling interest shareholders, principal payments on notes payable of $0.5 million and dividend payments of $0.5 million to the holder of the Series B Convertible Preferred Stock.

Cash used in financing activities was $0.9 million for the three months ended March 31, 2010. The Company made distributions of $0.4 million to noncontrolling interest shareholders and principal payments on notes payable of $0.5 million.

Uses of Capital

At March 31, 2011, the Company had $100.1 million of debt outstanding and $98.0 million in cash and cash equivalents.

At March 31, 2011, the Company had borrowings of $100.0 million under its revolving credit agreement with various lenders (the “Credit Facility”). The Company had no additional borrowing capacity under the Credit Facility. Under the Credit Facility, the Company may make Eurodollar borrowings or base rate borrowings. The $100.0 million outstanding at March 31, 2011 bears interest at the Eurodollar rate resulting in an effective annual interest rate at March 31, 2011 of 1.81% based upon a margin of 150 basis points. The Company was required to repay the Credit Facility in full on or before May 24, 2011; therefore, the outstanding principal amount has been classified as a current liability in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. The Credit Facility was amended and restated on April 15, 2011 (“Amended Credit Facility” — see below).

The Credit Facility contains covenants that regulate the Company’s and its subsidiaries’ incurrence of debt, disposition of property, acquisitions and joint ventures, payment of cash dividends and capital expenditures. The Company and its subsidiaries were in compliance with all financial and non-financial loan covenants as of March 31, 2011.

Amended Credit Facility

Upon execution of the Amended Credit Facility on April 15, 2011, the Company was required to pay down a permanent reduction of commitments in an aggregate principal amount of $40.0 million, which reduced the total outstanding balance and maximum borrowing capacity to $60.0 million. The Amended Credit Facility also extends the maturity date of the loans thereunder such that the Company will be required to repay in full all amounts outstanding under the Amended Credit Facility on or before September 30, 2012. Under the terms of the Amended Credit Facility, the Company is also required to make quarterly principal payments of $2.0 million beginning on June 30, 2011, with the remaining $50.0 million to be repaid on or before September 30, 2012. Eurodollar loans under the Amended Credit Facility bear interest at a rate of LIBOR, plus a margin of 300 basis points. Alternatively, base rate loans under the Amended Credit Facility bear interest at a rate equal to the greater of (i) the prime rate, (ii) the federal funds rate, plus 50 basis points or (iii) the Eurodollar rate for a Eurodollar loan with a one-month interest period plus 100 basis points, in each case, plus a margin of 200 basis points. The interest rates in the Amended Credit Facility were increased from those in the original credit facility, reflecting changes in market conditions. The effective annual interest rate as of April 15, 2011 under the Amended Credit Facility is 3.28%.

The Amended Credit Facility contains certain financial covenants, including a maximum Leverage Ratio of 2.0 to 1.0, which is more restrictive than the ratio contained in the original credit facility, and a minimum EBITDA (as defined in the Amended Credit Facility) to interest expense ratio. The Amended Credit Facility contains affirmative and negative covenants applicable to the Company and its subsidiaries, including but not limited to restrictions on incurrence of debt, liens, assets sales and other dispositions, acquisitions, investments and joint ventures, payments of cash dividends on common stock and capital expenditures.

We believe that our current cash on hand together with cash flow from operations will be sufficient to fund our current operations, including payments of interest and principal on our debt, dividends on our Series B Convertible Preferred Stock, mandatory minimum distributions to the non-controlling shareholders in the Presley Business and the Ali business and capital expenditures.

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

We have no intention of paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of our existing credit facility restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

Ryan Seacrest Agreement

On July 7, 2009, the Company entered into two agreements with Ryan Seacrest, the host of American Idol, and certain of his affiliates. Under the terms of the agreements, the Company paid $22.5 million upon execution of the agreements on July 7, 2009 and is paying Mr. Seacrest an additional $22.5 million in monthly installments during the term, for a total guaranteed amount of $45.0 million. The Company and Fox agreed to a fee arrangement of $5.0 million for Mr. Seacrest’s services as host of American Idol for each of the 2010, 2011 and 2012 seasons. The Company therefore expects to be responsible for a net amount of $30.0 million of the original $45.0 million guaranteed amount. The Company expects to receive payment for compensation related to the 2011 season in the first half of 2011 and has recognized $3.1 million of revenue in the first quarter of 2011 and will recognize $1.9 million of revenue in the second quarter of 2011 based upon the hours broadcast over the course of the broadcast season. The Company received payment for compensation related to the 2010 season in November 2010 and recognized $5.0 million as revenue during the first and second quarters of 2010.

As of March 31, 2011, the Company has paid $33.5 million of the total amount due to Mr. Seacrest with the remaining $11.5 million to be paid in equal monthly installments through December 2012.

Simon Fuller Transaction

Pursuant to the consultancy agreement with Mr. Fuller, we have engaged Mr. Fuller to provide services, including executive producer services, in respect of our American Idol and So You Think You Can Dance programs. In consideration for providing these services, Mr. Fuller will receive the consulting fee as described above. For calendar year 2011, Mr. Fuller will receive $5.0 million as an advance against the consulting fee, $2.5 million of which was paid in the three months ended March 31, 2011; $2.5 million is due to be paid in the second and third quarters of 2011. For each year after 2011, subject to certain conditions, Mr. Fuller will receive, as an annual advance against the consulting fee, $3.0 million if American Idol remains on the air and $2.0 million if So You Think You Can Dance remains on the air.

Television Development Agreement

In March 2010, the Company entered into a three-year development agreement with a current 19 Entertainment television executive producer partner whereby the Company will pay advances of future profits of $2.0 million per year; the 2011 advance was paid in January 2011 and will be expensed over the year and the 2010 advance was paid in March 2010. After the Company recoups its investment, profits will be split evenly with the producer. The agreement expires on December 31, 2012. The Company also funds certain operating costs.

Critical Accounting Policies

During the three months ended March 31, 2011, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Impact of Recently Issued Accounting Standards

In October 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 on multiple-deliverable revenue arrangements. ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and addresses how arrangement consideration should be allocated to the separate units of accounting. The ASU was effective for fiscal years beginning on or after June 15, 2010; early adoption was permitted. This standard was effective for the Company beginning in 2011 and did not have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We had $100.1 million of total debt outstanding at March 31, 2011, of which $100.0 million was variable rate debt.

Assuming a hypothetical increase in the Company’s variable interest rate of 100 basis points, our net income for the three months ended March 31, 2011 would have decreased by approximately $0.2 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Michael G. Ferrel, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) or 15d-15 (e)) as of March 31, 2011. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

As of December 31, 2010, the Company determined that its internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. In conjunction with the 2010 audit, the Company identified a material weakness in its process of accounting for income taxes. Specifically, the Company did not maintain an adequate review process for the accounting for income taxes during the year ended December 31, 2010 that would have identified material misstatements in the underlying calculations during the Company’s income tax closing process.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, CKX’s internal controls over financial reporting. However, in light of the continuing material weakness in accounting for income taxes, the Company is undertaking several remedial steps to enhance controls including expanding technical resources in the income tax accounting function and implementing income tax accounting software solutions.

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
Chief Financial Officer, Executive
Vice President and Treasurer
(Principal Financial and Accounting
Officer)

DATE: May 9, 2011

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.